Form 10-Q
period 2020-12-31
Northern Star Acquisition Corp.
filed 2021-02-16
CIK 1819574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2020

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 16, 2021, there were 25,435,000 shares of Class A common stock, par value $0.0001 per share, and 6,358,750 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

Page
Part I. Financial Information	1
Item 1. Financial Statements (Unaudited)	1
Condensed consolidated Balance Sheet as of December 31, 2020	1
Condensed consolidated Statements of Operations for the three months ended December 31, 2020 and for the period from July 8, 2020 (inception) through December 31, 2020	2
Condensed consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2020 and for the period from July 8, 2020 (inception) through December 31, 2020	3
Condensed consolidated Statement of Cash Flows for the period from July 8, 2020 (inception) through December 31, 2020	4
Notes to Unaudited Condensed consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
Part III. Signatures	19

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN STAR ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2020

(UNAUDITED)

ASSETS
Current Assets
Cash	$1,128,851
Prepaid expenses	34,897

Total Current Assets	1,163,748
Cash and marketable securities held in Trust Account	254,369,267

Total Assets	$255,533,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$364,275
Accrued offering cost	2,500

Total Current Liabilities	366,775
Deferred underwriting fee payable	8,902,250

Total Liabilities	9,269,025

Commitments and Contingencies (see note 6)
Class A common stock subject to possible redemption, 24,126,398 shares at redemption value	241,263,980

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 1,308,602 issued and outstanding (excluding 24,126,398 shares subject to possible redemption)	131
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 6,358,750 shares issued and outstanding (1)	636
Additional paid-in capital	5,509,476
Accumulated deficit	(510,233)

Total Stockholders’ Equity	5,000,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,533,015

(1)

On November 10, 2020, the Initial Stockholders’ contributed an aggregate of 1,437,500 shares of Class B common stock back to the Company for no consideration, resulting in an aggregate of 7,187,500 shares of Class B common stock issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock cancellation (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,	For the Period from July 8, 2020 (Inception) Through December 31,
	2020	2020
Formation and operating costs	$529,054	$529,500

Loss from operations	(529,054)	(529,500)
Other income:
Interest earned on marketable securities held in Trust Account	16,202	16,202
Unrealized gain on marketable securities held in Trust Account	3,065	3,065

Other income	19,267	19,267

Net Loss	$(509,787)	$(510,233)

Weighted average shares outstanding, basic and diluted (1)	6,948,070	6,614,900

Basic and diluted net loss per common share (1)	$(0.07)	$(0.08)

(1)	Excludes an aggregate of up to 24,126,398 shares subject to possible redemption at December 31, 2020.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2020 AND

FOR THE PERIOD FROM JULY 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance — July 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders (1)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(446)	(446)

Balance — September 30, 2020	—	—	7,187,500	719	24,281	(446)	24,554
Sale of 25,435,000 Units, net of underwriting discounts and offering costs	25,435,000	2,544	—	—	239,909,679	—	239,912,223
Sale of 4,558,000 Private Warrants	—	—	—	—	6,837,000	—	6,837,000
Forfeiture of Founder Shares	—	—	(828,750)	(83)	83	—	—
Class A common stock subject to possible redemption	(24,126,398)	(2,413)	—	—	(241,261,567)	—	(241,263,980)
Net loss	—	—	—	—	—	(509,787)	(509,787)

Balance — December 31, 2020	1,308,602	$131	6,358,750	$636	$5,509,476	$(510,233)	$5,000,010

(1)

On November 10, 2020, the Initial Stockholders’ contributed an aggregate of 1,437,500 shares of Class B common stock back to the Company for no consideration, resulting in an aggregate of 7,187,500 shares of Class B common stock issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock cancellation (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(510,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(16,202)
Unrealized gain on marketable securities held in Trust Account	(3,065)
Changes in operating assets and liabilities:
Prepaid expenses	(34,897)
Accrued expenses	364,275

Net cash used in operating activities	(200,122)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(254,350,000)

Net cash used in investing activities	(254,350,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	249,263,000
Proceeds from sale of Private Warrants	6,837,000
Proceeds from promissory note – related party	150,000
Repayment of promissory note – related party	(150,000)
Payments of offering costs	(421,027)

Net cash provided by financing activities	255,678,973

Net Change in Cash	1,128,851
Cash – Beginning	—

Cash – Ending	$1,128,851

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$2,500

Offering costs paid by Initial Stockholders in exchange for issuance of Founder Shares	$25,000

Initial classification of Class A common stock subject to possible redemption	$241,773,710

Change in value of Class A common stock subject to possible redemption	$(509,730)

Deferred underwriting fee payable	$8,902,250

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Northern Star Acquisition Corp. (the “Company”) was incorporated in Delaware on July 8, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination although it intends to focus on target businesses in the media, technology, beauty, e-commerce and online sectors. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On December 28, 2020, the Company changed its fiscal year end from December 31 of each year to March 31 of each year.

The Company has one subsidiary, NSAC Merger Sub Corp., a wholly-owned subsidiary of the Company incorporated in Delaware on December 14, 2020 (“Merger Sub”).

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

NORTHERN STAR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the

NORTHERN STAR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 12, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 13, 2020, November 19, 2020 and November 24, 2020. The interim results for the three months ended December 31, 2020 and for the period from July 8, 2020 (inception) through December 31, 2020 are not necessarily indicative of the results to be expected for period ended March 31, 2021 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying condensed consolidated financial statements.

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

NORTHERN STAR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 13,036,333 shares of common stock in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

NORTHERN STAR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option on November 24, 2020, a total of 108,750 Founder Shares are no longer subject to forfeiture and 828,750 Founder Shares were forfeited, resulting in an aggregate of 6,358,750 Founder Shares issued and outstanding.

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

NORTHERN STAR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s officer, directors, Sponsor or an affiliate of the foregoing, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Consulting Agreements

In November 2020, the Company entered into consulting agreements with several consultants to assist the Company with due diligence, deal structuring, investor relations services in connection with a potential merger, capital share exchange and asset acquisition or similar business combination. For each of the three months ended December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020, the Company incurred and paid $110,000 of consulting fees. A success fee of $10,000,000 is payable to a third party upon the successful completion of a Business Combination for sourcing, due diligence, deal structuring, documentation and other services relating to consummating a Business Combination.

Merger Agreement

On December 16, 2020, the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) by and among the Company, Merger Sub, and Barkbox, Inc., a Delaware corporation (“BarkBox”).

NORTHERN STAR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 1,308,602 shares of Class A common stock issued and outstanding, excluding 24,126,398 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 6,358,750 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, net of conversions, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent securities issued, or to be issued, to any seller in a Business Combination, any private placement equivalent securities issued to the initial stockholders or their affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

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

NORTHERN STAR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

NORTHERN STAR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$254,369,267

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2020, we had a net loss of $509,787, which consisted of operating costs of $529,054, offset by interest income on marketable securities held in the Trust Account of $16,202 and an unrealized gain on marketable securities held in our Trust Account of $3,065.

For the period from July 8, 2020 (inception) through December 31, 2020, we had a net loss of $510,233, which consisted of operating costs of $529,500, offset by interest income on marketable securities held in the Trust Account of $16,202 and an unrealized gain on marketable securities held in our Trust Account of $3,065.

Liquidity and Capital Resources

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

As of December 31, 2020, we had marketable securities held in the Trust Account of $254,369,267 (including approximately $19,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest to pay taxes. Through December 31, 2020, we did not withdraw any of interest earned on the Trust Account to pay our franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $1,128,851 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

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

In November 2020, we entered into consulting agreements with several consultants assist to us with due diligence, deal structuring, and investor relations services in connection with a potential merger, capital share exchange and asset acquisition or similar business combination.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheet.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 13, 2020, we consummated the Initial Public Offering of 25,000,000 Units. On November 24, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, we sold an additional 435,000 Units. The Units sold in the Initial Public Offering and the partial exercise of over-allotment option sold at an offering price of $10.00 per Unit, generated total gross proceeds of $254,350,000. Citigroup Global Markets Inc acted as the book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-249138). The Securities and Exchange Commission declared the registration statements effective on November 10, 2020.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated as of December 16, 2020, by and among Northern Star Acquisition Corp., NSAC Merger Sub Corp., and Barkbox, Inc.(1)

10.1	Form of Subscription Agreement(1)

10.2	Form of Stockholder Support Agreement(1)

10.3	Form of Sponsor Support Agreement(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 17, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR ACQUISITION CORP.

Date: February 16, 2021	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2021	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)