Form 10-Q/A
period 2020-12-31
Northern Star Acquisition Corp.
filed 2021-05-03
CIK 1819574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-39691

NORTHERN STAR ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1872418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

Northern Star Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2021 (the “Original 10-Q”).

Background of Restatement

On April 30, 2021, the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate the Company’s previously issued unaudited financial statements for the quarter ended December 31, 2020 (the “Relevant Period”), which were included in the Original 10-Q. Considering such restatement, the Company concluded that such unaudited financial statements should no longer be relied upon. This Amendment includes the restated unaudited financial statements for the Relevant Period.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of November 13, 2020, the date that the IPO closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on November 19, 2020 (the “IPO Closing 8-K”), and (ii) restated financial statements as of December 31, 2020, for the three months ended December 31, 2020 and for the period from July 8, 2020 through December 31, 2020 that were previously reported on the Original 10-Q as filed on February 16, 2021, to restate the following non-cash items:

•	understatement of liabilities and overstatement of Class A common stock subject to redemption by approximately $13.7 million and $13.7 million as of November 13, 2020;

•	understatement of liabilities and overstatement of Class A common stock subject to redemption by approximately $47.5 million and $47.5 million as of December 31, 2020;

•	understatement of additional paid-in capital and accumulated deficit by approximately $34.1 million as of December 31, 2020;

•	understatement of net loss by approximately $34.1 million for the three months ended December 31, 2020 and for the period from July 8, 2020 through December 31, 2020; and

•

understatement of basic and diluted net loss per share, non-redeemable ordinary shares of $(4.44) for the three months ended December 31, 2020 and $(4.95) for the period from July 8, 2020 through December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related condensed consolidated financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1, Financial Statements (Unaudited); (ii) Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part I, Item 4, Controls and Procedures; and (v) Part II, Item 6. Exhibits. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-Q. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-Q and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-Q, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-Q.

NORTHERN STAR ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

Page
Part I. Financial Information	1
Item 1. Financial Statements (Unaudited)	1
Condensed consolidated Balance Sheet as of December 31, 2020	1
Condensed consolidated Statements of Operations for the three months ended December 31, 2020 and for the period from July 8, 2020 (inception) through December 31, 2020	2
Condensed consolidated Statements of Changes in Stockholders’ Equity for the three months ended December 31, 2020 and for the period from July 8, 2020 (inception) through December 31, 2020	3
Condensed consolidated Statement of Cash Flows for the period from July 8, 2020 (inception) through December 31, 2020	4
Notes to Unaudited Condensed consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	24
Part III. Signatures	25

NORTHERN STAR ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2020

(UNAUDITED)

(RESTATED)

ASSETS
Current Assets
Cash	$1,128,851
Prepaid expenses	34,897

Total Current Assets	1,163,748
Cash and marketable securities held in Trust Account	254,369,267

Total Assets	$255,533,015

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$364,275
Accrued offering cost	2,500

Total Current Liabilities	366,775
Deferred underwriting fee payable	8,902,250
Warrant liabilities	47,516,962

Total Liabilities	56,785,987

Commitments and Contingencies (see note 7)
Temporary Equity
Class A common stock subject to possible redemption, 19,374,702 shares at redemption value	193,747,022

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 6,060,298 issued and outstanding (excluding 19,374,702 shares subject to possible redemption)	607
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 6,358,750 shares issued and outstanding (1)	636
Additional paid-in capital	39,627,462
Accumulated deficit	(34,628,699)

Total Stockholders’ Equity	5,000,006

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$255,533,015

(1)

On November 10, 2020, the Initial Stockholders’ contributed an aggregate of 1,437,500 shares of Class B common stock back to the Company for no consideration, resulting in an aggregate of 7,187,500 shares of Class B common stock issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock cancellation (see Note 6).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(RESTATED)

	Three Months Ended December 31,	For the Period from July 8, 2020 (Inception) Through December 31,
	2020	2020
Formation and operating costs	$1,040,231	$1,040,677

Loss from operations	(1,040,231)	(1,040,677)
Other income (expense)
Interest earned on marketable securities held in Trust Account	16,202	16,202
Unrealized gain on marketable securities held in Trust Account	3,065	3,065
Change in fair value of warrant liabilities	(33,607,289)	(33,607,289)

Other expense, net	(33,588,022)	(33,588,022)

Net Loss	$(34,628,253)	$(34,628,699)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption (1)	11,971,075	6,189,590

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	7,686,824	6,992,903

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(4.51)	$(4.95)

(1)	Excludes an aggregate of up to 19,374,702 shares subject to possible redemption at December 31, 2020.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2020 AND

FOR THE PERIOD FROM JULY 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(UNAUDITED)

(RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance — July 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders (1)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(446)	(446)

Balance — September 30, 2020	—	—	7,187,500	719	24,281	(446)	24,554
Issuance of Class A ordinary shares, net of underwriting discounts and offering costs	25,435,000	2,544	—	—	231,433,823	—	231,436,367
Proceeds in excess of fair value upon the sale of Private Warrants	—	—	—	—	1,914,360	—	1,914,360
Forfeiture of Founder Shares	—	—	(828,750)	(83)	83	—	—
Class A common stock subject to possible redemption	(19,374,702)	(1,937)	—	—	(193,745,085)	—	(193,747,022)
Net loss	—	—	—	—	—	(34,628,253)	(34,628,253)

Balance — December 31, 2020	6,060,298	$607	6,358,750	$636	$39,627,462	$(34,628,699)	$5,000,006

(1)

On November 10, 2020, the Initial Stockholders’ contributed an aggregate of 1,437,500 shares of Class B common stock back to the Company for no consideration, resulting in an aggregate of 7,187,500 shares of Class B common stock issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock cancellation (see Note 6).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(UNAUDITED)

(RESTATED)

Cash Flows from Operating Activities:
Net loss	$(34,628,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(16,202)
Unrealized gain on marketable securities held in Trust Account	(3,065)
Changes in fair value of warrant liabilities	33,607,289
Changes in operating assets and liabilities:
Prepaid expenses	(34,897)
Accrued expenses	364,275

Net cash used in operating activities	(711,299)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(254,350,000)

Net cash used in investing activities	(254,350,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	249,774,177
Proceeds from sale of Private Warrants	6,837,000
Proceeds from promissory note – related party	150,000
Repayment of promissory note – related party	(150,000)
Payments of offering costs	(421,027)

Net cash provided by financing activities	256,190,150

Net Change in Cash	1,128,851
Cash – Beginning	—

Cash – Ending	$1,128,851

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$2,500

Offering costs paid by Initial Stockholders in exchange for issuance of Founder Shares	$25,000

Initial measurement of warrants issued in connection with initial public offering accounted for as liabilities	$13,909,673
Initial classification of Class A common stock subject to possible redemption	$227,864,040

Change in value of Class A common stock subject to possible redemption	$(34,117,018)

Deferred underwriting fee payable	$8,902,250

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and recognizes changes in the fair value of warrant liabilities as other income (expense).

The registration statement for the Company’s Initial Public Offering was declared effective on November 10, 2020. On November 13, 2020, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,500,000 warrants (the “Private Warrants”) at a price of $1.50 per Private Warrant, in a private placement to Northern Star Sponsor LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $6,750,000, which is described in Note 5.

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

Transaction costs amounted to $14,437,777, consisting of $5,087,000 of underwriting fees, $8,902,250 of deferred underwriting fees and $448,527 of other offering costs. Of the total transaction costs, $13,926,600 were charged to additional paid in capital and $511,177 were charged to operating expenses.

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

NORTHERN STAR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the conversions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of November 10, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 8,478,333 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 4,558,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”, which are discussed in Note 4, Note 5, Note 9 and Note 10). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Consolidated Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Consolidated Statement of Operations in the period of change.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued unaudited financial statements as of December 31, 2020, for the three months ended December 31, 2020 and for the period from July 8, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-Q. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

NORTHERN STAR ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table summarizes the effect of the revision of the consolidated balance sheet as of November 13, 2020:

	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet as of November 13, 2020
Warrant liabilities	$—	$13,693,333	$13,693,333
Total liabilities	8,763,621	13,693,333	22,456,954
Class A ordinary shares subject to possible redemption	237,575,960	(13,693,333)	223,882,627
Class A ordinary shares	124	137	261
Additional paid-in-capital	4,999,670	511,177	5,510,847
Retained Deficit	$(504)	$(511,177)	$(511,681)

The following table summarizes the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet as of December 31, 2020
Warrant liabilities	$—	$47,516,962	$47,516,962
Total liabilities	9,269,025	47,516,962	56,785,987
Class A ordinary shares subject to possible redemption	241,263,980	(47,516,958)	193,747,022
Class A ordinary shares	131	476	607
Additional paid-in capital	5,509,476	34,117,986	39,627,462
Accumulated deficit	(510,233)	(34,118,466)	(34,628,699)
Total stockholders’ equity	$5,000,010	$(4)	$5,000,006
Consolidated Statement of Operations for the Three Months Ended December 31, 2020
Formation and operating costs	$529,054	$511,177	$1,040,231
Change in fair value of warrant liabilities	—	(33,607,289)	(33,607,289)
Other income (expense), net	19,267	(33,607,289)	(33,588,022)
Net loss	(509,787)	(34,118,466)	(34,628,253)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	24,126,398	(4,751,696)	19,374,702
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	6,948,070	723,136	7,671,206
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.07)	$(4.44)	$(4.51)
Consolidated Statement of Operations for the Period From July 8, 2020 (Inception) through December 31, 2020
Formation and operating costs	$529,500	$511,177	$1,040,677
Change in fair value of warrant liabilities	—	(33,607,289)	(33,607,289)
Other income (expense), net	19,267	(33,607,289)	(33,588,022)
Net loss	(510,233)	(34,118,466)	(34,628,699)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	24,126,398	(4,751,696)	19,374,702
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	6,614,900	378,003	6,992,903
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.08)	$(4.87)	$(4.95)
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended December 31, 2020 and for the Period from July 8, 2020 (Inception) Through December 31, 2020
Issuance of Class A ordinary shares, net of underwriting discounts and offering costs	239,912,223	(8,475,856)	231,436,367
Proceeds in excess of fair value upon the sale of Private Warrants	6,837,000	(4,922,640)	1,914,360
Consolidated Statement of Cash Flows for the Period From July 8, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(510,233)	$(34,118,466)	$(34,628,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	33,607,289	33,607,289
Non-Cash Investing and Financing Activities:
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	$—	$13,909,673	$13,909,673

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 12, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 13, 2020, November 19, 2020 and November 24, 2020, and as applicable, certain amounts therein have been revised (See Note 2). The interim results for the three months ended December 31, 2020 and for the period from July 8, 2020 (inception) through December 31, 2020 are not necessarily indicative of the results to be expected for period ended March 31, 2021 or for any future periods.

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

Cash and Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Warrant Liabilities

The Company accounts for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement with changes in fair value recognized in the Statement of Operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity”. Class A redeemable ordinary shares are classified as temporary equity. Non-redeemable ordinary shares are classified as permanent equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity in the Company’s Consolidated Balance Sheet.

Components of Equity

Upon the IPO, the Company issued Class A Ordinary shares and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the net proceeds to the Warrants based on their initial fair value measurement of $8,987,033 and then allocated the remaining proceeds, net of the remaining underwriting discounts and offering costs of $13,926,600, to the Class A Ordinary shares. A portion of the Class A Ordinary shares are presented within temporary equity, as certain shares are subject to redemption upon the occurrence of events not solely within the Company’s control. For the sale of the Private Warrants, the Company recorded a warrant liability for the initial fair value of the warrants in the amount of $4,922,640, with the amount of the proceeds in excess of the initial fair value recorded as additional paid in capital.

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

Net Loss Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture.

The Company’s Consolidated Statement of Operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary, basic and diluted, for Ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Ordinary shares subject to possible redemption outstanding since the original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Ordinary shares subject to possible redemption, by the weighted average number of nonredeemable ordinary shares outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable Class A ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 13,036,333 shares of common stock in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended December 31, 2020	For the Period July 8, 2020 (Inception) Through December 31, 2020
Ordinary Share subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$16,202	$16,202

Net income allocable to Class A ordinary shares subject to possible redemption	$16,202	$16,202

Denominator: Weighted Average Class A Ordinary shares subject to possible redemption
Basic and diluted weighted average share outstanding, Class A common shares subject to possible redemption	11,971,075	6,189,590

Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Earnings allocable to non-redeemable ordinary shares
Net loss	$(34,628,253)	$(34,628,699)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(16,202)	(16,202)

Non-redeemable net loss	(34,644,455)	(34,644,901)

Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	7,686,824	6,992,903

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(4.51)	$(4.95)

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

Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

See Note 10 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,435,000 Units, inclusive of 435,000 Units sold to the underwriters on November 24, 2020 upon the underwriters’ election to partially exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. PERMANENT EQUITY AND TEMPORARY EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 125,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 6,060,298 Class A ordinary shares issued and outstanding, excluding 19,374,702 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 6,358,750 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANTS

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account (1) (2)	1	$254,369,267
Liabilities:
Public Warrants	1	$30,606,782
Private Placement Warrants	3	$16,910,180

(1)	The fair value of the cash and marketable securities held in Trust account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Consolidated Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Consolidated Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Warrants on November 13, 2020 and November 24, 2020, the dates of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants and Black-Scholes model for the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-third of one Public Warrant) first to the Public Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity). The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Company allocated the proceeds received from the sale of the Private Warrants, first to the warrants, based upon their fair value as determined at initial measurement, with the remaining proceeds allocated to additional paid in capital. The key inputs into the Monte Carlo simulation model and the Black-Scholes model were as follows at initial measurement:

Input	Initial Measurement – Monte Carlo and Black-Scholes
Risk-free rate	0.6%
Remaining term in years	5.75
Expected volatility	19.0%
Exercise price	$11.50
Fair value of common stock	$9.65

NORTHERN STAR ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

(Restated)

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

•

The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The remaining term was determined to be 5.75 years, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The fair value of the Units, which each consist of one Class A ordinary share and one-third of one Public Warrant, represents the closing price on the measurement date as observed from the ticker PIC.WS.

Upon initial measurement, the Private Placement Warrants and Public Warrants were determined to be $1.08 and $1.06, respectively, per warrant for aggregate values of $4.9 million and $9.0 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker IPOE.WS and the Private Placement Warrants are measured using the Black-Scholes Model, which is classified as Level 3.

Input	Subsequent Measurement– Black-Scholes
Risk-free rate	0.4%
Remaining term in years	5.33
Expected volatility	18.4%
Exercise price	$11.50
Fair value of common stock	$14.56

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $16.9 million and $30.6 million, respectively, based on the closing price of PIC.WS on that date of $3.61 for the Public Warrants and based upon a Black-Scholes Model fair value of the Private Warrants of $3.71.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 8, 2020	$—	$—	$—
Initial measurement on November 13, 2020 and November 24, 2020	4,922,640	8,987,033	13,909,673
Change in valuation inputs or other assumptions(1)(2)	11,987,540	21,619,749	33,607,289

Fair value as of December 31, 2020	$16,910,180	$30,606,782	$47,516,962

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Condensed Consolidated Statement of Operations.
(2)

Due to the use of quoted prices in an active market (Level 1) to measure the fair values of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $9.0 million during the period from November 13, 2020 through December 31, 2020.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions, other than discussed above, that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 4. Controls and Procedures.”

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

For the three months ended December 31, 2020, we had a net loss of $34,628,253, which consisted of operating costs of $1,040,231 and a change of $33,607,289 for the change in fair value of warrant liabilities, offset by interest income on marketable securities held in the Trust Account of $16,202 and an unrealized gain on marketable securities held in our Trust Account of $3,065. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from July 8, 2020 (inception) through December 31, 2020, we had a net loss of $34,628,699, which consisted of operating costs of $1,040,677 and a change of $33,607,289 for the change in fair value of warrant liabilities, offset by interest income on marketable securities held in the Trust Account of $16,202 and an unrealized gain on marketable securities held in our Trust Account of $3,065.

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Warrants, a total of $254,350,000 was placed in the Trust Account. We incurred $14,437,777 in transaction costs (including $13,926,600 charged to additional paid-in capital and $511,117 charged to formation and operating costs), including $5,087,000 of underwriting fees, $8,902,250 of deferred underwriting fees and $448,527 of other costs.

For the period from July 8, 2020 (inception) through December 31, 2020, net cash used in operating activities was $711,299. Net loss of $34,628,699 was impacted by a change of $33,607,289 for the change in fair value of warrant liabilities and the interest of $16,202 earned on marketable securities held in the Trust Account. Unrealized gain of $3,065 on marketable securities held in trust account, increase in prepaid expense of $34,897 and $364,275 accrued expenses.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $254,369,267 (including approximately $19,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest to pay taxes. Through December 31, 2020, we did not withdraw any of interest earned on the Trust Account to pay our franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Other than as described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-Q had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 8,478,333 public warrants and 4,558,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 28, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “— Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020, for the three months ended December 31, 2020, and for the period from July 8, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated as of December 16, 2020, by and among Northern Star Acquisition Corp., NSAC Merger Sub Corp., and Barkbox, Inc.(1)

10.1	Form of Subscription Agreement(1)

10.2	Form of Stockholder Support Agreement(1)

10.3	Form of Sponsor Support Agreement(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 19, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR ACQUISITION CORP.

Date: May 3, 2021	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2021	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)