Form 10-Q/A
period 2020-12-31
Northern Star Acquisition Corp.
filed 2021-05-07
CIK 1819574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Northern Star Acquisition Corp. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2021 (the “Original 10-Q”) and subsequently amended and restated on May 3, 2021.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 12, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 13, 2020 and November 24, 2020. The interim results for the three months ended December 31, 2020 and for the period from July 8, 2020 (inception) through December 31, 2020 are not necessarily indicative of the results to be expected for period ended March 31, 2021 or for any future periods.

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

NORTHERN STAR ACQUISITION CORP.

Date: May 7, 2021	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)