Form 10-K
period 2021-03-31
Original Bark Co
filed 2021-06-07
CIK 1819574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-39691

THE ORIGINAL BARK COMPANY

(Exact name of registrant as specified in its charter)

Delaware	83-4109918
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

221 Canal Street
New York, NY	10013
(Address of principal executive offices)	(zip code)

855-501-2275

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BARK	The New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	BARK WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s shares of common stock were not publicly traded. Accordingly, there was no market value for the registrant’s shares of common stock on such date.

As of June 2, 2021, 166,734,484 shares of common stock, $0.0001 par value per share, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

On June 1, 2021 (the “Closing Date”), subsequent to the end of the fiscal year ended March 31, 2021, the fiscal year to which this Annual Report on Form 10-K relates, The Original BARK Company (f/k/a Northern Star Acquisition Corp.), a Delaware corporation (the “Company”), consummated its previously announced business combination (as defined below), pursuant to which the Company acquired BarkBox, Inc. (“BarkBox”) (such acquisition is referred to as the “business combination”). In connection with the closing of the business combination (the “Closing”), pursuant to the Agreement and Plan of Reorganization between the Company, NSAC Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and BarkBox, Merger Sub merged with BarkBox, with BarkBox surviving the merger as a wholly-owned subsidiary of the Company, and in connection therewith the Company changed its name to The Original BARK Company (“BARK”).

Except as otherwise expressly provided herein, the information in this Annual Report on Form 10-K does not reflect the consummation of the business combination which, as discussed above, occurred subsequent to the period covered hereunder.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	the benefits of the business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the business combination;

•

changes in BARK’s strategy, future operations, expansion plans and opportunities, financial position, estimated revenues and losses, projected costs, prospects and plans, capital requirements and sources and uses of cash;

•	the implementation, market acceptance and success of BARK’s business model and its ability to scale in a cost-effective manner;

•	BARK’s significant reliance on revenue from customers purchasing subscription-based products, such as BarkBox and Super Chewer, and its ability to successfully expand its offerings;

•	BARK’s short history operating at its current scale in a rapidly evolving industry;

•	the effectiveness and efficiency of BARK’s marketing and cross-selling efforts;

•	BARK’s ability to compete in the highly competitive dog products and services retail industry;

•	BARK’s ability to maintain and grow its strong brand and reputation;

•	adverse changes in BARK’s shipping arrangements or any interruptions in shipping;

•	the ability to maintain effective controls over disclosure and financial reporting that enable BARK to comply with regulations and produce accurate financial statements;

•	the effects of economic downturns and other macroeconomic conditions or trends on BARK’s business and consumer spending;

•	the future financial performance of the combined company following the business combination;

•	failure to maintain the listing on, or the delisting of our securities from, NYSE;

•	public securities’ potential liquidity and trading;

•	lack of a market for our securities;

•	use of our cash and cash equivalents; and

•	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

Information contained on or accessible through BARK’s websites is not a part of this annual report, and the inclusion of BARK’s website addresses in this annual report is an inactive textual reference only.

i

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Northern Star Acquisition Corp. before the Closing of the business combination and references in this report to the “Company,” “BARK,” “we,” “us” and “our” refer to The Original BARK Company after the Closing of the business combination.

Overview

BARK is a company of dog obsessed people dedicated to making dogs happy. BARK is a vertically integrated, data driven, omnichannel brand serving dogs across the four key categories of Play, Food, Health, and Home. BARK’s dog-obsessed team applies its unique, data-driven understanding of what makes each dog special to design playstyle-specific toys, delicious and satisfying treats, food, and wellness supplements, and best in class offerings that foster the health and happiness of dogs. Founded in 2012, BARK loyally serves dogs nationwide with monthly subscription offerings, BarkBox and Super Chewer; a personalized meal delivery service for dogs, BARK Eats; custom collections through online marketplaces and via brick and mortar retail partners, including Target and Amazon; wellness products that meet dogs’ needs with BARK Bright through monthly subscriptions; BARK’S add to box (“ATB”) platform; and individually on its website BarkShop.com.

During the year ended March 31, 2021 and prior to the Merger, the Company was a blank check company formed under the laws of the State of Delaware on July 8, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination (a “business combination”) with one or more businesses.

Initial Public Offering

On November 13, 2020, we consummated our Initial Public Offering (“IPO”) of 25,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 4,500,000 warrants (“Private Warrants”) to Northern Star Sponsor LLC, our sponsor (“Sponsor”), at a price of $1.50 per Private Warrant in a private placement, generating gross proceeds of $6,750,000.

On November 24, 2020, in connection with the underwriters election to partially exercise their over-allotment option, the Company sold an additional 435,000 Units for total gross proceeds of $4,350,000. Simultaneously with the partial closing of the over-allotment option, we also consummated the sale of an additional 58,000 Private Warrants at $1.50 per Private Warrant, generating total proceeds of $87,000.

Following the IPO, the exercise of the over-allotment option and the sale of the Private Warrants, a total of $254,350,000 was placed in a trust account. We incurred $14,437,777 in transaction costs, consisting of $5,087,000 of underwriting fees, $8,902,250 of deferred underwriting fees and $448,527 of other costs. Of the total transaction costs, $13,926,600 was charged to additional paid-in capital and $511,117 was charged to other income (expense) transaction costs incurred in connection with warrant liabilities.

As of March 31, 2021, we had cash and marketable securities held in the trust account of $254,382,396 (including approximately $32,396 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Through March 31, 2021, we did not withdraw any of interest earned on the trust account to pay our franchise and income taxes. Proceeds held in the trust account and not used in connection with consummating our business combination will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Recent Developments and Subsequent Events

On December 16, 2020, the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) by and among the Company, NSAC Merger Sub Corp., a wholly-owned subsidiary of the Company incorporated in Delaware on December 14, 2020 (“Merger Sub”), and Barkbox, Inc., a Delaware corporation (“BarkBox”).

On June 1, 2021 (the “Closing Date”), pursuant to the Merger Agreement, the Company consummated (the “Closing”) the merger of Merger Sub with BarkBox, with BarkBox surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”), and the other transactions contemplated by the Merger Agreement (the “Transactions”). In connection with the Closing, the Company changed its name to The Original BARK Company.

Pursuant to the terms of the Merger Agreement, each stockholder of BarkBox’s common and preferred stock (including stockholders issued common stock as a result of the conversion of BarkBox’s outstanding convertible promissory notes issued in 2019 and 2020 (other than the 2025 Convertible Notes (as defined below)) received 8.7425 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), per share of BarkBox’s common stock and preferred stock, respectively, owned by such BarkBox stockholder that was outstanding immediately prior to the Closing.

In addition, pursuant to the terms of the Merger Agreement, at the effective time of the Merger, (1) options to purchase shares of BarkBox’s common stock were converted into options to purchase an aggregate of 29,257,576 shares of Common Stock and (2) warrants to purchase shares of BarkBox’s equity were converted into warrants to purchase an aggregate of 1,897,212 shares of Common Stock.

Additionally, at the Closing, BarkBox’s 5.50% convertible senior secured notes due 2025 (the “2025 Convertible Notes”) were assumed by the Company and were initially convertible at the election of the holders into 7,713,121 shares of Common Stock based on the interest accrued as of Closing.

Concurrently with the Closing, certain investors purchased an aggregate of 20,000,000 shares of Common Stock in a private placement at a price of $10.00 per share for an aggregate purchase price of $200,000,000.

In addition, at the Closing, each of the 6,358,750 outstanding shares of the Company’s Class B common stock were converted into a share of Common Stock on a one-for-one basis.

Further information regarding BarkBox and the Transactions is set forth in our definitive proxy statement that was filed with the SEC on May 12, 2021. Investors may read such filing by going to the SEC website at www.sec.gov.

Business after the Merger

Our Mission

Our mission is to make all dogs happy. We believe that dogs and humans are better together and we aspire to be the world’s favorite dog brand. We are committed to satisfying each individual dog’s distinct personality and preferences.

Who We Are

BARK is a company of dog obsessed people dedicated to making dogs happy. We were founded in 2012 by Matt Meeker, Carly Strife and Henrik Werdelin, who were inspired by Matt’s love for his Great Dane, Hugo. They discovered a lack of engaging and innovative products that could keep Hugo happy and the three founders quickly realized there was a broader unmet consumer need of fellow dog parents who were similarly focused on their dogs’ happiness and wellbeing.

We are a vertically integrated, data-driven, omnichannel brand serving dogs across the four key categories of Play, Food, Health and Home. Our direct to consumer business, which is primarily comprised of subscription products, drive the majority of our revenues. Our expanding retail and commerce distribution channels enable BARK to serve the broader needs of dog parents beyond our monthly subscription boxes. Dog parents can buy our products on online marketplaces such as Amazon, and through a large network of retail partners including Target, Petco, PetSmart, Costco, Bed Bath & Beyond, and CVS.

Everything BARK sells is designed and developed by BARK and branded BARK. We leverage an ever-growing collection of proprietary data, market data and customer insights to deliver customized products designed to meet the needs of each dog.

We use this data to design and develop our products to satisfy particular dog attributes, such as size and breed, and leverage it along with machine learning technology to tailor future subscription shipments and Add-to-Box (ATB) recommendations to each individual dog’s preferences. We believe the personal and emotional connection from our BARK Happy team helps us to create strong customer connections and brand evangelists.

BARK’s subscription and direct to consumer offerings include:

BarkBox and Super Chewer (Play Category)—These subscription products featuring monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home, with Super Chewer providing products specially tailored to the needs of larger dogs and dogs who love to chew, a market that we believe has been underserved. Subscribers have the option to increase the number of toys and treats or add incremental products each month through our monthly Add-to-Box, or ATB, offerings. We also offer the toys and treats included in subscription boxes as individual SKUs through our website BarkShop.com (“BarkShop”) as well as through BARK’s retail commerce channel partners.

BARK Eats (Food Category)—BARK Eats is our personalized monthly meal plan serving the mass- premium dog food segment. The BARK Eats experience begins with a consultation with a nutritionist and features a high-touch customer relationship program through our BARK Happy team that allows dog parents to customize their dog’s food blend of kibble, toppers and supplements, and to properly portion the meals. BARK Eats can be personalized each month and evolves along with dogs’ dietary needs over time. We believe the dry dog food market is underserved and ripe for disruption. We believe we are the first digitally-native direct to consumer brand that offers a personalized, adjustable and customizable monthly dog food service in the dry dog food category at a mass market price point. Further, we believe that the value proposition of BARK Eats, which provides a customized, portioned, high quality healthy food, at a mass market price point, will appeal broadly to dog parents.

BARK Bright (Health Category)—BARK Bright is our health and wellness offering. Our first BARK Bright product is a dog dental kit, which includes a proprietary triple-enzyme gel that can be combined with delicious treat-like dental sticks that dogs can chew. This eliminates the arduous task of brushing a dog’s teeth while still effectively fighting germs and bad breath. Our BARK Bright dental kit provides an innovative regimen for dog dental care, and is available through monthly subscriptions, ATB, individually on Barkshop and in our retail commerce channel through retailers and other online marketplaces. We are currently developing additional BARK Bright products, including flea and tick treatments and nutritionist-formulated supplements. We also offer BARK Bright health and wellness products through BarkShop.com as well as through BARK’s retail commerce channel partners.

BARK’s third party retail commerce channel and collaborative brand offerings include:

BARK Home (Home Category)—BARK Home offers dog parents a variety of products for daily life, including dog beds, bowls, collars, harnesses and leashes. We also sell BARK Home products through our website BarkShop.com.

BARK toys and treats, BARK Bright and BARK Home are available on online marketplaces such as Amazon, and through a large network of retail partners including Target, Petco, PetSmart, Costco, Bed Bath & Beyond, and CVS.

BARK also collaborates with, and makes products for, brands such as Subaru, Dunkin, and Anheuser Busch to build its brand awareness, expand distribution, and engage shared fans.

BARK Happy is our customer service team as well as our platform for insight collection and cross promotion. We believe the personal and emotional connection from BARK Happy team helps us to create strong customer relationships and brand evangelists. The BARK Happy team has over 250,000 unique interactions with dog parents each month. We leverage these interactions to serve our customers better as well as to gather data to inform design and development of our future products and tailor offerings to an individual dog’s preferences. We believe the combination of personal connections and data driven design helps drive retention and lifetime value.

Super Chewer (Play Category)

In 2017, we launched Super Chewer to address the needs of larger dogs and dogs who love to chew. Super Chewer is a monthly delivery of toys designed to be durable, bold, original, with innovative designs and treats in a category that we believe has been underserved. Super Chewer features tough and functionally exciting toys that are made with a range of durable materials such as natural rubber and ballistic nylon. Similar to BarkBox, each month’s subscription box features a monthly theme that is designed to delight dog and dog parent alike. Super Chewer toys are also available at retail and across our commerce channels.

Our Growth Strategies

We plan to be a dog parent’s partner from those first days with a puppy throughout their dog’s entire adult life. BARK seeks to be there every step of the way serving dogs’ needs in Play, Food, Health, and Home. Our ambition is to grow BARK to be the world’s favorite dog brand.

We expect to expand our portfolio of dog products and services, including BARK Eats and BARK Bright; effectively market to grow our subscriber base; grow subscriptions and ecommerce sales for each subscriber through our subscriber relationships, ATB and refreshed user journey; and expand channels in our retail and e-commerce business. We also plan to assess timing of global expansion to take the BARK brand global and serve international dog parents.

We believe that we are well-positioned in the rapidly-growing pet industry with a highly-loyal customer base, and our key strategies to grow our business include:

Expand into new product categories: We intend to leverage our customer insights and our ATB platform to expand into new product categories. For example, when we launched our BARK Bright dental kit, we initially marketed exclusively to our BarkBox and Super Chewer subscribers through our ATB platform, and we sold over $100,000 in kits within 48 hours of launch. We believe our ability to generate sales of new products from BARK toys and treat subscribers is indicative of the high level of trust we have built with our subscribers.

BARK Eats Opportunity: We believe BARK Eats, which represented less than 5% of our fiscal year 2020 revenue, presents a substantial opportunity for growth. BARK Eats is our personalized, portion controlled, nutritious, monthly meal plan for dogs. We believe we are the first digitally-native direct to consumer brand that offers a personalized, and customizable monthly dog food service in the dry dog food category at a mass market price point. The BARK Eats experience features a high-touch customer relationship program through our BARK Happy team that allows dog parents to customize their dog’s food blend of kibble, toppers/flavors, and healthy supplements, as well as to properly portion the meals. BARK Eats can be personalized each month as their dog’s dietary needs evolve over time. BARK Eats is currently available direct to consumer in the Columbus, Ohio market, and we expect to nine markets in 2021.

BARK Bright: BARK Bright represented less than 5% of our fiscal year 2020 revenue. We believe there is opportunity for growth in the dog health and wellness market, which we believe has historically lacked innovation and underserved dogs and their dog parents. For example, while dental health affects 80% of dogs, the most popular “dental” treats do not contain active ingredients that break down plaque and tartar. In addition, dog parents find manually brushing their dogs’ teeth with toothpaste too laborious to maintain a daily regimen. We believe no other dog dental product pairs a triple-enzyme gel for fighting germs, bad breath, and keeping teeth and gums healthy with a delicious treat, making dental care fun for dogs and hassle free for dog parents. We are currently developing additional BARK Bright products, including flea & tick treatments and nutritionist-formulated supplements.

Grow our subscriber base: We intend to continue to increase our brand awareness and cost-effectively reach new subscribers through a combination of word of mouth, referrals, advertising and other marketing efforts. In addition, we aim to continue to partner with content owners, such as The Grinch (Universal Studios, Holiday 2019), SCOOB! (Warner Bros., Summer 2020), Home Alone (Disney, Holiday 2020) and the Peanuts characters (Peanuts Worldwide, Holiday 2020).

Sell and cross-sell our new products to existing subscribers: We seek to leverage our subscription model by informing our more than 8.5 million email contacts, which includes our new and former subscribers, of our new product offerings. In addition, we thoughtfully create cross-promotions of new or add-on products and services to subscribers such as our ATB offerings, which prompts a subscriber before each monthly shipment to add another treat or toy to their shipment before it is shipped to their home. ATB can be in the form of one-time purchases added to a BarkBox or Super Chewer order, or as an automatically renewing shipment bundled with our subscription products. ATB uses our machine learning-based algorithms, to enable high quality interactions and suggestions which lead to high levels of conversion.

Grow our retail and e-commerce business: We view retail and e-commerce as both a distribution channel, as well as a critical and profitable platform for increasing brand awareness. We offer our products in more than 23,000 retail store locations, which has significantly increased our reach and brand awareness. Fifteen BARK SKUs have each topped $1 million at a single partner (three have topped $2 million, and one toy has topped $3 million). In addition to traditional retail channels, we have marketing partnerships with brands such as Subaru, Dunkin Donuts, and Anheuser Busch among others. We intend to grow our retail partnerships and collaborations domestically and internationally. We will also plan to assess timing of global expansion of our subscription products to take the BARK brand global and serve international dog parents.

Advertising and Marketing

BARK’s approach to advertising and marketing is to be present where our customers are. BARK’s technology- and science-driven approach towards marketing and social media are designed to provide an efficient, cost-effective and data rich platform, allowing us to engage new customers and reach our current customers, as well as manage and track the effectiveness of our spending. BARK reaches consumers across multiple digital and social media platforms including product placements, websites, blogs and online reviews, as well as with tailored messaging on popular digital hubs including Instagram, Facebook, Twitter and YouTube, and through affiliate and influencer marketing programs. BARK also engages in print media advertising (mailers) and television advertisements targeting potential customers across the United States.

In addition to paid channels, many of BARK’s new customers originate organically from word-of-mouth and non-paid referrals by our existing customers as well as from general awareness of our product offering. BARK’s ability to retain a high level of non-paid customer acquisitions may reduce the level of marketing investment required to continue our growth.

We believe the style and voice of BARK’s messaging has also been an incredibly important differentiator for BARK’s ability to garner the attention of customers and potential customers in a crowded marketing world. The pet product space is traditionally one of the slower industries to adapt to the ever-changing landscape of entertainment mediums. BARK has on numerous occasions been recognized as an innovative business in the world of content marketing, beyond the larger pet industry. We believe this innovation in the world of content and social media through the strategic hiring of dog-obsessed comedians and creative personalities will enable BARK to remain relevant as the advertising tactics and mediums continue to change.

Manufacturing

BARK purchases substantially all of our merchandise directly from third-party manufacturers, who typically manufacture the products exclusively for BARK. Some of these vendors operate their own manufacturing facilities and others subcontract the manufacturing to other parties. BARK’s manufacturers generally agree to terms that are substantially similar to its standard manufacturer terms, which govern its business relationship. Although BARK does not have long-term agreements with its vendors, BARK has long-standing relationships with a diverse base of vendors that BARK believes to be mutually satisfactory. These vendors are located in multiple countries, which we believe helps mitigate our supply chain risk.

All of BARK’s exclusive products are required to be produced according to BARK’s specifications, and our manufactures warrant that such products will perform in accordance with BARK’s specifications. BARK’s manufacturing and supplier contracts are generally on year-to-year terms and provide BARK with the additional right to terminate the agreement for uncured material breaches within 30 days. BARK requires that all of its manufacturers comply with applicable law and BARK generally has the right to audit the suppliers’ facilities.

Distribution and Inventory Management

BARK currently utilizes global third-party logistics providers to warehouse and distribute finished products from its distribution facilities to support its domestic operations. These logistics providers manage various distribution activities including product receipt, warehousing, certain limited product inspection activities, and coordinating outbound shipping.

BARK manages its inventory levels by analyzing product sell-through, forecasting demand, analyzing product ratings and placing orders with our manufacturers before BARK receives firm orders from customers to ensure sufficient availability.

BARK’s Trademarks and Other Intellectual Property

BARK believes that our rights in our intellectual property, including trademarks and domain names, as well as contractual provisions and restrictions on access to its proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from competitors. BARK owns a number of trademarks that have been registered, or for which registration applications are pending, in the United States as well as in certain foreign jurisdictions. These registered or pending trademarks include, among others, “Bark,” “BARKBox,” “BARK Bright,” “BARK Eats,” “BARK Essentials,” “BARK Super Chewer,” “Super Chewer,” “BARKPOST,” “Destroyers,” “Destroyers Club,” and “Dog People Get It.” The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that BARK, as the registered owner, or BARK’s licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. BARK expects to pursue additional trademark registrations to the extent BARK believes they would be beneficial and cost-effective.

In addition to trademark protection, BARK owns numerous domain names, including www.barkbox.com, www.bark.co, and www.barkshop.com. BARK also enters into, and relies on, confidentiality and proprietary rights agreements with its employees, consultants, contractors and business partners to protect its trade secrets, proprietary technology and other confidential information. BARK further controls the use of its proprietary technology and intellectual property through provisions in both our customer terms of use on our website and in our agreements with vendors.

We believe that our intellectual property has substantial value and has significantly contributed to BARK’s success to date. BARK continually engages with manufacturers to develop and market better quality dog products under its brand names to better serve its customers at a lower price.

Competition

The dog products industry is highly competitive, fragmented, and spread across four primary segments:

•	supermarkets, warehouse clubs and mass merchants;

•	specialty pet store chains;

•	traditional or neighborhood pet stores; and

•	subscription service businesses and e-tailers.

We believe that the principal competitive factors in BARK’s market are product selection and quality, customer service, price, brand awareness and loyalty, reliability and trust, convenience and speed at which orders are delivered to our customers. We believe that BARK differentiates itself from its competitors by the strength of its brand, customer knowledge and engagement, unique and exclusive products, data driven design and marketing, and achieving a high level of performance with regard to these competitive factors.

Dog food is also a highly competitive industry. BARK Eats competes with manufacturers of conventional dog food, such as Mars, Nestlé and Big Heart Pet Brands (part of The J.M. Smucker Company). It also competes with specialty and natural pet food manufacturers such as FreshPet, Colgate-Palmolive and General Mills. In addition, BARK Eats competes with many regional niche brands in individual geographic markets. Given a North American retail landscape dominated by large retailers, with limited shelf space and a significant number of competing products, competitors actively support their brands through marketing, advertising, promotional spending and discounting. Competitive factors in the dog food industry include product quality, ingredients, brand awareness and loyalty, product variety, product packaging and design, reputation, price, advertising, promotion and nutritional claims.

The dog health and wellness industry is highly competitive. BARK Bright competes directly and indirectly with both manufacturers and distributors of pet health and wellness products and online distributors, as well as with veterinarians. BARK Bright directly faces competition from companies that distribute various pet health and wellness products to traditional retailers such as Bayer AG, Central Garden and Pet Company, Hartz (Unicharm Corp.), Mars, Inc., Manna Pro, Nestlé S.A., Spectrum Holdings, Promika LLC, Tevra Brands, and The J.M. Smucker Company, most of which are larger than BARK and have greater financial resources. Similarly, BARK Bright faces intense competition from manufacturers who sell dog health and wellness products to e-commerce and other retailers and to veterinarians.

Government Regulation

BARK’s business is subject to foreign and domestic laws and regulations applicable to companies conducting business on the Internet. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and e-commerce, and these laws are continually evolving. Related laws may govern the manner in which BARK stores or transfers sensitive information, or impose obligations on BARK in the event of a security breach or an inadvertent disclosure of such information. International jurisdictions impose different, and sometimes more stringent, consumer and privacy protections. Additionally, tax regulations in jurisdictions where BARK does not currently collect state or local taxes may subject BARK to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulations, the application of laws from jurisdictions whose laws do not currently apply to its business, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on its business. Further, BARK could be subject to fines or other payments for any past failures to comply with these requirements. See “Risk Factors”. Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of BARK’s website and mobile application and its financial results.” The continued growth of and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on e-commerce companies.

In addition, BARK is subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health, natural resources and the environment. BARK’s operations, including its manufacturing outsourcing partners, are subject to regulation by OSHA, the FDA, the USDA, and by various other federal, state, local, and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and import of its products, including food safety standards. See “Risk Factors—BARK is subject to extensive governmental regulation and BARK may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation, and its failure to comply may result in enforcements, recalls, and other adverse actions.”

Legal Proceedings

We may be involved from time to time in litigation regarding, among other matters, intellectual property claims, consumer claims, contract disputes, regulatory matters, employment claims, and securities law claims. Litigation, dispute resolution proceedings and investigations can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often expensive, uncertain, and difficult to predict. An unfavorable outcome with respect to any such lawsuit or claim could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Periodic Reporting and Financial and Other Information

Our common stock, and public warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly, and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We are required to evaluate our internal control procedures for the fiscal year ending March 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 13, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 1A.	RISK FACTORS

You should carefully consider all of the following risk factors and all of the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition, or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Summary Risk Factors

•	the ability to maintain the listing of BARK’s securities on the New York Stock Exchange or an alternative national securities exchange following the Business Combination;

•	the potential liquidity and trading of BARK’s public securities;

•	the inability to recognize the anticipated benefits of the business combination;

•	BARK’s financial and business performance following the business combination, including financial projections and business metrics;

•

changes in BARK’s strategy, future operations, expansion plans and opportunities, financial position, estimated revenues and losses, projected costs, prospects and plans, capital requirements and sources and uses of cash;

•	the implementation, market acceptance and success of BARK’s business model and its ability to scale in a cost-effective manner;

•	BARK’s significant reliance on revenue from customers purchasing subscription-based products, such as BarkBox and Super Chewer, and its ability to successfully expand its offerings;

•	BARK’s short history operating at its current scale in a rapidly evolving industry;

•	the effectiveness and efficiency of BARK’s marketing and cross-selling efforts;

•	BARK’s ability to compete in the highly competitive dog products and services retail industry;

•	BARK’s ability to maintain and grow its strong brand and reputation;

•	adverse changes in BARK’s shipping arrangements or any interruptions in shipping;

•	the ability to maintain effective controls over disclosure and financial reporting that enable BARK to comply with regulations and produce accurate financial statements;

•	potential failure to comply with privacy and information security regulations;

•	the ability to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	potential impairment charges related to identified intangible assets and fixed assets;

•	the effects of economic downturns and other macroeconomic conditions or trends on BARK’s business and consumer spending;

•	the effects of the COVID-19 pandemic on BARK’s business and the actions BARK may take in response thereto;

•	potential litigation, product liability claims, regulatory proceedings and/or adverse publicity involving BARK;

•	expectations regarding BARK’s ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

•	expectations regarding the time during which BARK will be an “emerging growth company” under the JOBS Act; and

•	other risks and uncertainties indicated in this annual report including those set forth under the section entitled “Risk Factors.”

Risks Related to BARK’s Business

BARK relies significantly on revenue from subscribers purchasing subscription-based products, such as BarkBox and Super Chewer, and may not be successful in expanding its subscription-based offerings.

To date the vast majority of BARK’s revenue has been derived from subscribers who purchase subscription-based offerings. In BARK’s subscription arrangements, subscribers select a duration over which they wish to receive product shipments. BARK significantly relies, and expects to continue to significantly rely, on these subscribers for a substantial majority of BARK’s revenue. The introduction of competitors’ offerings with lower prices for consumers, fluctuations in prices, a lack of subscriber satisfaction with BARK’s monthly themes or products, changes in consumer purchasing habits, including an increase in the use of competitors’ products or offerings and other factors could result in declines in BARK’s subscriptions and in BARK’s revenue, which would have an adverse effect on its business, financial condition and results of operations. Because BARK derives a vast majority of its revenue from subscribers who purchase these subscription-based products, any material decline in demand for these offerings could have an adverse impact on BARK’s future revenue and results of operations. In addition, if BARK is unable to successfully introduce new subscription-based offerings, such as its BARK Eats personalized food blend subscription, which it expects to launch in nine Midwest markets in fiscal 2022, BARK’s revenue growth may decline, which could have a material adverse effect on BARK’s business, financial condition, and results of operations.

BARK has a short operating history at its current scale in a rapidly evolving industry and, as a result, its past results may not be indicative of future operating performance.

BARK has a short history operating at its current scale in a rapidly evolving industry that may not develop in a manner favorable to BARK’s business. This relatively short operating history makes it difficult to assess BARK’s future performance with certainty. You should consider BARK’s business and prospects in light of the risks and difficulties BARK may encounter.

BARK’s future success will depend in large part upon its ability to, among other things:

•	cost-effectively acquire new subscribers and customers and engage with and retain existing subscribers and customers;

•	withstand the impacts of the COVID-19 pandemic;

•	increase its market share;

•	market its products, including its ability to adapt to changes in search engine algorithms or change in policies or procedures of third parties through which BARK markets or sells its products;

•	increase consumer awareness of its brand and maintain its reputation;

•	anticipate and respond to macroeconomic changes;

•	expand its offerings and geographic reach, including with respect to newly launched offerings such as BARK Eats;

•	anticipate and effectively respond to changing trends and consumer preferences;

•	manage its inventory effectively;

•	compete effectively;

•	avoid interruptions in its business from information technology downtime, cybersecurity breaches, or labor stoppages;

•	effectively manage its growth;

•	hire, integrate, and retain talented people at all levels of its organization;

•	maintain the quality of its technology infrastructure; and

•	retain its existing suppliers and attract new suppliers and scale its supply chain.

If BARK fails to address the risks and difficulties that BARK faces, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, BARK’s business and BARK’s operating results will be adversely affected.

BARK’s quarterly results of operations, as well as its key metrics, may fluctuate, which may result in BARK failing to meet the expectations of industry and securities analysts or its investors.

BARK’s results of operations have in the past and could in the future vary significantly from quarter-to-quarter and may fail to match the expectations of securities analysts because of a variety of factors, many of which are outside of BARK’s control and, as a result, should not be relied upon as an indicator of future performance. Factors that may contribute to the variability of BARK’s results of operations include:

•	timing and success of new product offerings, particularly BARK Eats;

•	its ability to attract and retain subscribers and customers;

•	changes in its pricing policies and those of its competitors;

•	its ability to maintain relationships with partners, and suppliers;

•	its ability to adapt to changes in search engine algorithms or change in policies or procedures of third parties through which BARK markets or sells its products;

•	changes in marketing effectiveness, marketing costs and timing of marketing campaigns;

•	fluctuations in the key performance indicators that BARK utilizes in its operations or discloses to investors and analysts;

•	the amount and timing of operating costs and capital expenditures related to the expansion of its business;

•	announcements by competitors or other third parties of significant new products or acquisitions or entrance into its markets;

•	instability in the financial markets;

•	global economic conditions;

•	the duration, extent, and effects of the COVID-19 pandemic; and

•	political, economic and social instability, including terrorist activities, and any disruption these events may cause to the global economy.

The impact of one or more of the foregoing and other factors may cause its results of operations to vary significantly. As such, BARK believes that quarter-to-quarter comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance.

BARK has experienced significant revenue growth in recent periods, including increased subscriptions during the COVID-19 pandemic. This rate of growth may not be sustainable or indicative of its future rate of growth.

BARK has experienced significant growth in recent periods. For example, BARK’s revenues increased from $161.7 million in the nine months ended December 31, 2019 to $266.4 million in the nine months ended December 31, 2020, an increase of approximately 64.8%. BARK believes that its continued growth in revenue will depend upon, among other factors, BARK’s ability to:

•	acquire new subscribers who purchase subscriptions from BARK at the same or better rates as its existing subscriber base;

•	retain its subscribers and have them continue to purchase subscription-based products from BARK at the same or better rates;

•	increase the amount or categories of products subscribers purchase from BARK, such as through its Add-to-Box, or ATB, offerings;

•	attract new suppliers to provide quality products that BARK can offer to its subscribers and customers at attractive prices;

•	retain its existing suppliers and have them provide additional quality products that BARK can offer to its subscribers and customers at attractive prices;

•	expand its product offerings, including the launch of new brands, including BARK Eats, and expansion into new offerings;

•	increase the awareness of its brand;

•	provide dogs and dog parents with a superior experience;

•	develop new features to enhance the consumer experience;

•	respond to changes in consumer access to and use of the Internet and mobile devices;

•	react to challenges from existing and new competitors;

•

develop a scalable, high-performance technology and fulfillment infrastructure that can efficiently and reliably handle increased demand, as well as the deployment of new features and the sale of new products and services;

•	fulfill and deliver orders in a timely manner and in accordance with subscriber and customer expectations, which may change over time;

•	respond to macroeconomic trends and their impact on consumer spending patterns;

•	hire, integrate and retain talented personnel;

•	invest in the infrastructure underlying its website and other operational systems; and

•	BARK’s ability to expand to and successfully operate in international markets in the future.

BARK’s ability to improve margins and achieve profitability will also depend on the factors described above. BARK cannot provide assurance that BARK will be able to successfully manage any of the foregoing challenges. Any of these factors could cause its revenue growth to decline and may adversely affect its margins and profitability. Failure to continue BARK’s revenue growth or improve margins could have a material adverse effect on BARK’s business, financial condition, and results of operations. You should not rely on BARK’s historical rate of revenue growth as an indication of its future performance.

If BARK fails to acquire and retain new subscribers and customers, or fails to do so in a cost-effective manner, BARK may be unable to increase net sales, improve margins and achieve profitability.

BARK’s success depends on its ability to acquire and retain new subscribers and customers and to do so in a cost-effective manner. In order to expand BARK’s subscriber base, BARK must appeal to, and acquire, subscribers who have historically purchased their dog products from other retailers such as traditional brick and mortar retailers, the websites of its competitors, or others. BARK has made significant investments related to subscriber and customer acquisition and expects to continue to spend significant amounts to acquire additional subscribers. BARK cannot assure you that the sales from the new subscribers and customers BARK acquires will ultimately exceed the cost of acquiring those subscribers. If BARK fails to deliver a quality shopping experience, or if dog parents do not perceive the subscriptions or products BARK offers to be of high value and quality, BARK may be unable to acquire or retain subscribers and customers. If BARK is unable to acquire or retain subscribers and customers who purchase products in volumes sufficient to grow its business, BARK may be unable to generate the scale necessary to achieve operational efficiency.

BARK believes that many of its new subscribers originate from word-of-mouth and other non-paid referrals from BARK’s subscribers. Therefore, BARK must ensure that its subscribers remain loyal to BARK in order to continue receiving those referrals. If BARK’s efforts to satisfy its subscribers are not successful, BARK may be unable to acquire new subscribers in sufficient numbers to continue to grow its business, and BARK may be required to incur significantly higher marketing expenses in order to acquire new subscribers.

BARK also uses paid and non-paid advertising. BARK’s paid advertising includes search engine marketing; display, print, radio and podcast advertising, paid social media, affiliate and influencer marketing programs, product placement, and direct mail. BARK’s advertising efforts also include search engine optimization, social media and e-mail marketing. BARK derives a significant amount of traffic to its websites via search engines, social media and other e-commerce channels. Search engines, social media platforms frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to its website can be negatively affected. Moreover, a search engine or social media platform could, for competitive or other purposes, alter its search algorithms or results, causing BARK’s website to place lower in search query results. As social networking and e-commerce channels continue to rapidly evolve, BARK may be unable to develop or maintain a presence within these channels. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact BARK’s marketing and sales capabilities. If BARK is unable to cost-effectively drive traffic to its website, BARK’s ability to acquire new subscribers and customers and its financial condition would be materially and adversely affected.

BARK may be unable to maintain a high level of engagement with its subscribers and increase their spending with BARK, which could harm its business, financial condition, or operating results.

A high proportion of BARK’s revenue is recurring revenue that comes from subscribers, especially those subscribers who are highly engaged and purchase additional merchandise from BARK’s ATB offerings. Beginning in the first quarter of fiscal 2021, BARK saw an increase in the rate of BarkBox and Super Chewer subscriptions partially as a result of an increase in dog adoptions and purchases arising from more subscribers working remotely during the COVID-19 pandemic. However, if the COVID-19 pandemic and related economic impact continues or gets worse, BarkBox and Super Chewer cancellations may increase, negatively impacting its business. Conversely, if the COVID-19 pandemic or remote work conditions end, BARK’s subscribers may elect to purchase fewer products for their dogs or to purchase dog products from traditional brick and mortar stores rather than from BARK, which could materially and adversely affect BARK’s business and results of operations.

If existing subscribers no longer find BARK’s products appealing or appropriately priced, they may make fewer purchases and may cancel their subscriptions or stop purchasing products. Even if BARK’s existing subscribers continue to find its offerings appealing, they may decide to reduce their subscription and purchase less merchandise over time as their demand for new dog products declines. A decrease in the number of subscribers, a decrease in subscriber spending on the products BARK offers, or its inability to attract high-quality subscribers could negatively affect BARK’s operating results.

The growth of BARK’s business depends on its ability to accurately predict consumer trends, successfully introduce new products, improve existing products, and expand into new offerings.

BARK’s growth depends, in part, on its ability to successfully introduce new products to its existing BarkBox and Super Chewer subscriptions and to introduce new product lines, including BARK Home (everyday products), BARK Bright (dental, health and wellness), and BARK Eats (personalized food blend), and improve and reposition BARK’s existing products to meet the requirements of its subscribers and customers and the needs of their dogs. It also depends on BARK’s ability to expand its offerings and services. This, in turn, depends on BARK’s ability to accurately predict and respond to evolving consumer trends, demands and preferences, including its ability to predict monthly themes for its BarkBox and Super Chewer subscriptions that will resonate with subscribers as timely and clever. The development and introduction of new products and expansion into new offerings involves considerable costs. In addition, it may be difficult to establish new supplier relationships and determine appropriate product selection when developing a new product or offering. Any new product or offering may not generate sufficient subscriber or customer interest and sales to become a profitable product or to cover the costs of its development and promotion and, as a result, may result in a decrease in subscriber retention and reduction in customer purchases and reduce BARK’s operating income. In addition, any such unsuccessful effort may adversely affect its brand and reputation. If BARK is unable to anticipate, identify, develop or market products, or any new offering, that respond to changes in requirements and preferences, or if its new product introductions, repositioned products, or new offerings fail to gain consumer acceptance, BARK may be unable to grow its business as anticipated, BARK’s sales may decline and its margins and profitability may decline or not improve. As a result, BARK’s business, financial condition, and results of operations may be materially and adversely affected.

BARK’s future growth and profitability will depend in large part upon the effectiveness and efficiency of its marketing.

BARK’s future growth and profitability will depend in large part upon the effectiveness and efficiency of its marketing, including BARK’s ability to:

•	appropriately and efficiently allocate its marketing for multiple products;

•	accurately identify, target and reach its audience of potential subscribers and customers with its marketing messages;

•	select the right marketplace, media and specific media vehicle in which to advertise;

•

adapt quickly to changes in the algorithmic logic, privacy policies, and other procedures used by search engines, social media platforms and other third party platforms on which BARK advertises or derives subscribers and customers;

•	identify the most effective and efficient level of spending in each marketplace, media and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

•	effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable subscriber and customer acquisition costs;

•	differentiate its products as compared to other products;

•	create greater brand awareness; and

•	drive traffic to its website, and websites of its retail partners.

BARK’s planned marketing may not result in increased revenue or generate sufficient levels of product and brand name awareness, and BARK may not be able to increase its net sales at the same rate as BARK increases its advertising expenditures. As e-commerce, search, and social networking evolve, BARK must continue to evolve its marketing tactics accordingly and, if BARK is unable to do so, its business could be adversely affected.

BARK’s business depends on a strong brand and BARK may not be able to maintain its brand and reputation.

BARK believes that maintaining the BARK brand and reputation, and the brand and reputation of BARK’s product offerings, is critical to driving subscriber engagement and attracting subscribers and customers. Building BARK’s brand will depend largely on its ability to continue to provide its subscribers with an engaging and personalized subscriber experience, including valued services, high-quality merchandise, and appropriate price points, which BARK may not do successfully. Subscriber complaints or negative reviews or publicity about BARK’s products, services, merchandise, monthly themes, delivery times, or customer support, especially on social media platforms, could harm its reputation and diminish subscriber use of its services, the trust that its subscribers place in BARK, and vendor confidence in it.

BARK’s brand and subscriber retention depends in part on effective customer support. Failure to manage or train its customer support representatives properly or inability to handle customer complaints effectively could negatively affect its brand, reputation, and operating results.

If BARK fails to cost-effectively promote and maintain BARK’s brand and the brands of its offerings, BARK’s business, financial condition, and operating results may be adversely affected.

Certain of BARK’s key performance indicators are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm BARK’s reputation and negatively affect its business.

BARK tracks certain key performance indicators, including metrics such as active subscriptions, average monthly subscription churn, new subscriptions and customer acquisition costs, with internal systems and tools and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which BARK relies. For example, BARK relies on third-party marketing analytics systems to identify marketing spend by channel, which data BARK then reconciles across a number of systems. In addition, BARK relies on third-party warehouse and fulfillment providers to communicate receiving and shipping information which drives active customer count and related data. BARK’s internal systems and tools have a number of limitations, and its methodologies for tracking these metrics may change over time, which could result in unexpected changes to its key performance indicators, including the metrics BARK publicly discloses, or its estimates. For example, as the number of active subscriptions increases, the timely processing of information will require BARK to expand and upgrade its information technology platform. If the internal systems and tools BARK uses to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data BARK reports may not be accurate. While these numbers are based on what BARK believes to be reasonable estimates of its subscriber base for the applicable period of measurement, there are inherent challenges in measuring subscriptions for its products across large online and mobile populations.

Some of these challenges include manual reconciliation of information provided by different input systems, which could result an error not being detected. If BARK’s key performance indicators are not accurate representations of its business, or if investors do not perceive its operating metrics to be accurate, or if BARK discovers material inaccuracies with respect to these figures, BARK’s reputation may be significantly harmed, and its operating and financial results could be adversely affected.

BARK has a history of losses and expects to generate operating losses as BARK continues to expand its business.

BARK has a history of losses and expects its operating losses to continue in the near-term as BARK increases investment in its business. As of March 31, 2020, BARK had an accumulated deficit of $148.6 million. Furthermore, it is difficult for BARK to predict its future results of operations with certainty. As a result, BARK’s losses may be larger than anticipated and BARK may never achieve profitability. BARK expects its operating expenses to increase over the next several years as BARK increases its advertising, expands into new markets, expands its offerings, hires additional personnel, incurs additional expenses related to being a public company and continues to develop features on its website and mobile application. In particular, BARK intends to continue to invest substantial resources to grow and diversify its product offerings and in marketing to acquire new subscribers and customers. Its operating expenses may also be adversely impacted by increased costs and delays in launching new markets and fulfillment centers and expanding fulfillment center capacity as a result of the COVID-19 pandemic. If BARK’s future growth and operating performance fail to meet investor or analyst expectations, its financial condition and stock price could be materially and adversely affected.

BARK relies on consumer discretionary spending and has been, and may in the future be, adversely affected by economic downturns and other macroeconomic conditions or trends.

BARK’s business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; global pandemics, including the COVID-19 pandemic; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease again if the government does not continue such stimulus programs or businesses terminate the ability to work remotely. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that BARK offers, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.

Adverse economic changes could reduce consumer confidence, and could thereby negatively affect BARK’s operating results. In challenging and uncertain economic environments, BARK cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on its business.

BARK may be unable to manage the complexities created by its omni channel operations, which may have a material adverse effect on its business, financial condition, operating results and prospects.

BARK’s omnichannel operations, such as offering its products through its website, on third party websites and in traditional brick and mortar stores, create additional complexities in its ability to manage inventory levels, as well as certain operational issues, including timely shipping and refunds. Accordingly, BARK’s success depends to a large degree on continually evolving the processes and technology that enable BARK to plan and manage inventory levels and fulfill orders, address any related operational issues and further align channels to optimize its omnichannel operations. If BARK is unable to successfully manage these complexities, it may have a material adverse effect on BARK’s business, financial condition, operating results and prospects.

BARK relies on third parties to sell and distribute BARK’s products, and BARK relies on their information to manage its business. Disruption of BARK’s relationship with these channel partners, changes in or issues with their business practices, their failure to provide timely and accurate information, changes in distribution partners, practices or models or conflicts among its channels of distribution could adversely affect its business, results of operations, operating cash flows and financial condition.

BARK sells some of its products to a network of retailers and e-tailers (together with BARK’s direct sales channel). BARK is dependent on those indirect sales channel partners to distribute and sell its products to dog parents. The sales and business practices of all such sales channel partners, their compliance with laws and regulations, and their reputations, of which BARK may or may not be aware, may affect BARK’s business and its reputation.

While BARK’s overall distribution relationships are diverse, its products are available through Amazon.com as well as 23,000 retail locations including Target, Petco, PetSmart, Costco, Bed Bath & Beyond and CVS, among many others. While BARK believes that BARK has good relationships with these sales channels, any adverse change in those relationships could have an adverse impact on BARK’s results of operations and financial condition.

The impact of economic conditions, labor issues, natural disasters, regional or global pandemics, evolving consumer preferences, and purchasing patterns on BARK’s distribution partners, or competition between its sales channels, could result in sales channel disruption. For example, if sales at large retail stores are displaced as a result of bankruptcy, competition from Internet sales channels or otherwise, its product sales could be adversely affected and BARK’s product mix could change, which could adversely affect its operating costs and gross margins. COVID-19 has also underscored the risk of disruption in BARK’s sales channel at certain indirect sales partners. Any loss of a major partner or distribution channel or other channel disruption could make BARK more dependent on alternate channels, increase pricing and promotional pressures from other partners and distribution channels, increase BARK’s marketing costs, or adversely impact buying and inventory patterns, payment terms or other contractual terms, sell-through or delivery of its products to dog parents, its reputation and brand equity, or its market share.

BARK’s sales channel partners also sell products offered by its competitors and, in the case of retailer house brands, may also be BARK’s competitors. If product competitors offer BARK’s sales channel partners more favorable terms, have more products available to meet their needs, or utilize the leverage of broader product lines sold through the channel, or if its sales channel partners show preference for their own house brands, BARK’s sales channel partners may de-emphasize or decline to carry BARK’s products. In addition, certain of BARK’s sales channel partners could decide to de-emphasize the product categories that BARK offers in exchange for other product categories that they believe provide them with higher returns, and certain of BARK’s third-party e-commerce partners could change their algorithmic logic, policies or procedures in a way that makes BARK’s products harder for customers to find or removes them from the partners’ e-commerce sites altogether. If BARK is unable to maintain successful relationships with these sales channel partners or to maintain its distribution channels or effectively adapt to changes in algorithmic logic, policies or procedures, BARK’s business will suffer.

As BARK expands into new product categories and markets, BARK will have to build relationships with new channel partners and adapt to new distribution and marketing models. These new partners, practices and models may require significant management attention and operational resources and may affect BARK’s accounting, including revenue recognition, gross margins, and the ability to make comparisons from period to period. Entrenched and more experienced competitors will make these transitions difficult. If BARK is unable to build successful sales channels, or successfully market BARK’s products in these new product categories, BARK may not be able to take advantage of the growth opportunities, and BARK’s business and its ability to grow its business could be adversely affected.

BARK’s actual results may be significantly different from its projections, estimates, targets or forecasts.

The projections, estimates, targets and forecasts are forward-looking statements that are based on assumptions that are inherently subject to significant uncertainties and contingencies, many of which are beyond BARK’s control. While all projections, estimates, targets and forecasts are necessarily speculative, BARK believes that the preparation of prospective financial information involves increasingly higher levels of uncertainty the further out the projection, estimate, target or forecast extends from the date of preparation. The assumptions and estimates underlying the projected, expected or target results are inherently uncertain and are subject to a wide variety of significant business, economic, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those contained in such projections, estimates, targets and forecasts. BARK’s projections, estimates, targets and forecast should not be regarded as an indication that BARK, or its representatives, considered or consider the financial projections, estimates, targets to be a reliable prediction of future events.

BARK may be unable to accurately forecast net sales and appropriately plan BARK’s expenses in the future.

Net sales and results of operations are difficult to forecast with certainty because they depend on a number of factors, some of which are outside of BARK’s control, including the volume, timing, and type of orders BARK receives and increased third party costs or transportation and freight costs. Many of these factors are uncertain and are likely to fluctuate significantly from period to period. BARK bases its expense levels and investment plans on its estimates of net sales and gross margins, and many of BARK’s expenses, such as office leases, manufacturing costs and personnel costs, will be relatively fixed in the short term and will increase as BARK continues to make investments in its business and hire additional personnel. BARK cannot be sure the same growth rates, trends, and other key performance metrics are meaningful predictors of future growth. If BARK’s assumptions prove to be wrong, BARK may spend more than it anticipates acquiring and retaining subscribers, maintaining or increasing customer purchases or may generate lower net sales per active subscription than anticipated, either of which could have a negative impact on its business, financial condition, and results of operations.

BARK’s estimate of the size of its addressable market may prove to be inaccurate.

Data for retail sales of dog products is collected for most, but not all channels, and as a result, it is difficult to accurately estimate the size of the market and predict with certainty the rate at which the market for BARK’s products will grow, if at all. While BARK’s market size estimate was made in good faith and is based on assumptions and estimates it believes to be reasonable, this estimate may not be accurate. If BARK’s estimates of the size of its addressable market are not accurate, its potential for future growth may be less than BARK currently anticipates, which could have a material adverse effect on its business, financial condition, and results of operations.

Competition in the dog products and services retail industry, especially Internet-based competition, is strong and presents an ongoing threat to the success of BARK’s business.

The dog products and services retail industry is very competitive. BARK competes with pet product retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers, many of which are larger than BARK and have significantly greater capital resources than BARK does. BARK also competes with a number of specialty dog supply stores and independent dog stores, catalog retailers and other specialty e-tailers.

Many of BARK’s current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than BARK does. These factors may allow BARK’s competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than BARK can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than BARK does. Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of BARK’s current or potential subscribers and customers and adversely affect BARK’s business, financial condition, and results of operations.

If changes in consumer preferences decrease the competitive advantage attributable to these factors, or if BARK fails to otherwise positively differentiate BARK’s product offering or subscriber or customer experience from its competitors, its business, financial condition, and results of operations could be materially and adversely affected.

As BARK expands its offerings, such as its BARK Eats line, BARK will face additional competition. For example, in the dog food category, there are numerous brands and products that compete for shelf space and sales, with competition based primarily upon brand recognition and loyalty, product packaging, quality and innovation, taste, nutrition, breadth of product line, price and convenience. Competitors in new markets may have broader product lines, substantially greater financial and other resources and/or lower fixed costs than BARK. BARK may not compete successfully with these other companies or maintain or grow the distribution of its new products.

In order to effectively compete in the future, BARK may be required to offer promotions and other incentives, which may result in lower operating margins and in turn adversely affect its results of operations. BARK also faces a significant challenge from its competitors forming alliances with each other. These relationships may enable both their retail and online stores to negotiate better pricing and better terms from suppliers by aggregating the demand for products and negotiating volume discounts, which could be a competitive disadvantage to us.

BARK expects competition in the dog products and services retail industry, in particular Internet-based competition, generally to continue to increase. If BARK fails to compete successfully, its business, financial condition, and results of operations could be materially and adversely affected.

As part of BARK’s strategy, BARK seeks to obtain licenses enabling BARK to develop and market products based on popular entertainment, sports, and other branded properties owned by third parties. If products developed based on these licenses are not successful or BARK is unable to maintain, renew and extend solid relationships with its key partners its business, financial condition, and results of operations may be adversely affected.

BARK currently has in-licenses to several entertainment properties, including SCOOB!, HOME ALONE and PEANUTS, as well as certain sports and other well-known branded properties. These licenses typically have multi-year terms and provide BARK with the right to market and sell designated classes of products. If BARK fails to meet its contractual commitments and/or any of these licenses were to terminate and not be maintained, renewed or extended, or the popularity of any of these licensed properties was to significantly decline, its business would be damaged and BARK would need to successfully develop and market other products to replace the products previously offered under license.

The success of third-party properties for which BARK has a license, and the ability of BARK to successfully market and sell related products, can significantly affect its revenues and profitability. For example, if BARK produces a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products BARK is offering. In addition, competition in BARK’s industry for access to third-party properties can lessen its ability to secure, maintain, and renew popular licenses to third-party products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties.

The license agreements BARK enters into to obtain these rights usually require BARK to pay minimum royalty guarantees.    While historically these guarantees have not been material, in the future such minimum guarantees may be substantial, and in some cases may be greater than what BARK is ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which, in turn, would harm its results of operations. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that BARK considers to be too high to be profitable, which may result in losing licenses that BARK currently holds when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment-based properties, BARK cannot guarantee that a particular property or brand will translate into successful products, and underperformance of any such products may result in reduced revenues and operating profit for us.

Furthermore, BARK cannot assure you that a successful brand will continue to be successful or maintain a high level of sales in the future, as new entertainment properties and competitive products are continually being introduced to the market. In the event that BARK is not able to acquire, maintain, renew or extend successful entertainment licenses on advantageous terms, its revenues and profits may be harmed.

BARK relies on a limited number of suppliers, contract manufacturers, and logistics partners for its products. A loss of any of these partners could negatively affect our business.

BARK relies on a limited number of contract manufacturers, suppliers and logistics providers to manufacture and transport its products. BARK’s reliance on a limited number of contract manufacturers for its products increases BARK’s risks, since it does not currently have alternative or replacement contract manufacturers beyond these key parties. BARK generally does not maintain long-term supply contracts with any of BARK’s suppliers, contract manufacturers, and logistics partners. In the event of interruption from any of its contract manufacturers or suppliers, BARK may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, BARK’s contract manufacturers’ primary facilities are located in Asia. Thus, BARK’s business could be adversely affected if one or more of its suppliers, manufacturers or logistics partners are impacted by a natural disaster, an epidemic such as the current COVID-19 outbreak, or other interruption at a particular location. In particular, the current COVID-19 outbreak has caused, and will likely continue to cause, interruptions in the development, manufacturing, and shipment of BARK’s products, which could adversely impact BARK’s revenue, gross margins, and operating results. Such interruptions may be due to, among other things, temporary closures of the facilities BARK’s contract manufacturers, and other vendors in its supply chain; restrictions on travel or the import/export of goods and services from certain ports that BARK uses; and local quarantines.

If BARK experiences a significant increase in demand for its products that cannot be satisfied adequately through its existing supply channels, or if BARK needs to replace an existing supplier or partner, BARK may be unable to supplement or replace them on terms that are acceptable to BARK, which may undermine its ability to deliver products to its subscribers and customers in a timely manner and cost effective manner. An inability of BARK’s existing suppliers to provide products in a timely or cost-effective manner could impair its growth and materially and adversely affect its business, financial condition, and results of operations. For example, if BARK requires additional manufacturing support, it may take a significant amount of time to identify a manufacturer that has the capability and resources to manufacture BARK’s products to its specifications in sufficient volume. Identifying suitable suppliers, manufacturers, and logistics partners is an extensive process that requires BARK to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any of BARK’s significant suppliers, contract manufacturers, or logistics partners could have an adverse effect on BARK’s business, financial condition and operating results.

In addition, BARK has achieved significant cost savings through its centralization of product purchases. However, as a result, BARK is exposed to the credit and other risks of a group of key suppliers. While BARK makes every effort to evaluate its counterparties prior to entering into significant procurement contracts, BARK cannot predict with certainty the impact on its suppliers of the current economic environment, the COVID-19 pandemic and other developments in their respective businesses. Insolvency, financial difficulties, supply chain delays or other factors may result in BARK’s suppliers not being able to fulfill the terms of their agreements with BARK. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to BARK, or may force them to seek to renegotiate existing contracts with BARK. In addition, BARK’s business has signed a number of contracts whose performance depends upon third party suppliers delivering products on schedule to meet its contract commitments. Failure of the suppliers to meet their delivery commitments could result in us delaying shipment of our products and losing subscriptions from subscribers. Although we believe we have alternative sources of supply for BARK’s products, concentration in the number of our suppliers could lead to delays in the delivery of products or components, and possible resultant breaches of contracts that BARK has entered into with its subscribers and customers; increases in the prices BARK must pay for products; problems with product quality; and other concerns.

BARK has limited control over its suppliers, contract manufacturers, and logistics partners, which may subject BARK to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.

BARK has limited control over its suppliers, contract manufacturers, and logistics partners, which subjects BARK to the following risks, many of which have materialized due to the COVID-19 pandemic:

•	inability to satisfy demand for its products;

•	reduced control over delivery timing and product reliability;

•	reduced ability to monitor the manufacturing process and components used in its products;

•	limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions;

•	variance in the manufacturing capability of its third-party manufacturers;

•	price increases;

•	failure of a significant supplier, manufacturer, or logistics partner to perform its obligations to BARK for technical, market, or other reasons;

•	difficulties in establishing additional supplier, manufacturer, or logistics partner relationships if BARK experiences difficulties with its existing suppliers, manufacturers, or logistics partners;

•	shortages of materials or components;

•	misappropriation of its intellectual property;

•

exposure to natural catastrophes, political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which its products are manufactured or the components thereof are sourced;

•	changes in local economic conditions in the jurisdictions where its suppliers, manufacturers, and logistics partners are located;

•

the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and insufficient warranties and indemnities on components supplied to its manufacturers or performance by its partners.

Shipping is a critical part of BARK’s business and any changes in its shipping arrangements or any interruptions in shipping could adversely affect its operating results.

BARK currently relies on third-party national, regional and local logistics providers to deliver the products BARK offers. If BARK is not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing its orders or delivering its products to subscribers and customers, it could negatively impact its results of operations and its subscribers’ and customers’ experience. For example, changes to the terms of BARK’s shipping arrangements may adversely impact its margins and profitability. In addition, BARK’s ability to receive inbound inventory efficiently and ship merchandise to subscribers and customers may be negatively affected by factors beyond its and these providers’ control, including inclement weather, natural disasters, fire, flood, power loss, earthquakes, pandemics, acts of war or terrorism or other events specifically impacting its or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which BARK relies. For example, in November 2020, a typhoon caused a significant delay in a product shipment from China which resulted in increased costs and delay in providing products to BARK’s subscribers and customers. BARK is also subject to risks of damage or loss during delivery by its shipping vendors. If the products ordered by BARK’s subscribers or customers are not delivered in a timely fashion or are damaged or lost during the delivery process, its subscribers or customers could become dissatisfied and cease buying products through BARK’s website and mobile application, which would adversely affect its business, financial condition, and results of operations. Further, due to the continuing spread of COVID-19 and related governmental work and travel restrictions, there may be disruptions and delays in national, regional and local shipping, which may negatively impact BARK’s subscribers’ and customers’ experience and its results or operations.

The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect BARK’s business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.

The COVID-19 pandemic has disrupted the global supply chain and may cause disruptions to BARK’s operations. Additional federal or state mandates ordering the shutdown of non-essential businesses could also impact its ability to take or fulfill its subscribers’ or customers’ orders and operate its business.

As a result of COVID-19, many of BARK’s personnel are working remotely and it is possible that this could have a negative impact on the execution of its business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted its employees ability to work remotely, it may be difficult or, in certain cases, impossible, for BARK to continue its business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase BARK’s exposure to potential wage and hour issues.

Further, as a result of COVID-19, the operations of BARK’s fulfillment centers may be substantially disrupted by additional federal or state mandates ordering shutdowns of non-essential services or by the inability of BARK’s employees to travel to work. BARK’s plans to open new fulfillment centers or to expand the capacity of its existing fulfillment centers over the next few years may also be delayed or more costly by the continuing spread of COVID-19. Disruptions to the operations of BARK’s fulfillment centers and delays or increased costs in the expansion of its fulfillment center capacity may negatively impact BARK’s financial performance and slow its future growth.

The uncertainty around the duration of business disruptions and the extent of the spread of the virus in the United States and to other areas of the world will likely continue to adversely impact the national or global economy and negatively impact consumer spending. Any of these outcomes could have a material adverse impact on BARK’s business, financial condition, operating results and ability to execute and capitalize on its strategies. The full extent of COVID-19’s impact on BARK’s operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others.

If BARK does not successfully optimize, operate and manage the expansion of the capacity of its fulfillment centers and shipping services, its business, financial condition, and results of operations could be harmed.

If BARK does not optimize and operate its fulfillment centers and shipping services successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm its business in other ways. In addition, if BARK does not have sufficient fulfillment or shipping capacity or experience a problem fulfilling or shipping orders in a timely manner, its subscribers or customers may experience delays in receiving their purchases, which could harm its reputation and BARK’s relationship with its subscribers or customers. As a result of the COVID-19 pandemic, BARK may experience disruptions to the operations of BARK’s fulfillment centers and shipping services, which may negatively impact its ability to fulfill orders in a timely manner, which could harm its reputation, relationship with subscribers and customers and results of operations.

BARK anticipates the need to add additional fulfillment center and shipping capacity as its business continues to grow. BARK cannot assure you that BARK will be able to locate suitable facilities or services on commercially acceptable terms in accordance with its expansion plans, nor can BARK assure you that BARK will be able to recruit qualified managerial and operational personnel to support its expansion plans. If BARK is unable to secure new facilities for the expansion of its fulfillment and shipping operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, BARK’s business, financial condition, and results of operations could be materially and adversely affected.

BARK is subject to risks related to online payment methods.

BARK currently accepts payments using a variety of methods, including credit card, debit card, PayPal and gift cards. As BARK offers new payment options to subscribers, BARK may be subject to additional regulations, compliance requirements, fraud and other risks. For certain payment methods, BARK pays interchange and other fees, which may increase over time and raise its operating costs and lower profitability. BARK is also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for BARK to comply.

Furthermore, as BARK’s business changes, BARK may be subject to different rules under existing standards, which may require new assessments that involve costs above what BARK currently pay for compliance. In the future, as BARK offers new payment options to subscribers, including by way of integrating emerging mobile and other payment methods, BARK may be subject to additional regulations, compliance requirements and fraud. If BARK fails to comply with the rules or requirements of any provider of a payment method BARK accept, if the volume of fraud in its transactions limits or terminates its rights to use payment methods BARK currently accepts, or if a data breach occurs relating to its payment systems, BARK may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, its ability to accept credit card payments from subscribers or facilitate other types of online payments. If any of these events were to occur, its business, financial condition, and results of operations could be materially and adversely affected.

BARK’s reliance on software-as-a-service (“SaaS”) technologies from third parties may adversely affect its business and results of operations.

BARK relies on SaaS technologies from third parties in order to operate critical functions of its business, including financial management services, credit card processing, customer relationship management services, supply chain services and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, its expenses could increase, BARK’s ability to manage its finances could be interrupted, BARK’s processes for managing sales of its offerings and supporting its subscribers and customers could be impaired, BARK’s ability to communicate with its suppliers could be weakened and its ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could harm its business, financial condition, and results of operations.

In addition, BARK is subject to certain standard terms and conditions with these providers. These providers have broad discretion to change their terms of service and other policies with respect to BARK, and those changes may be unfavorable to BARK. Therefore, BARK believes that maintaining successful partnerships with these providers is critical to its success.

BARK is subject to risks related to its reliance on third-party processing partners to perform its payment processing services.

BARK depends on its third-party processing partners to perform payment processing services. BARK’s processing partners may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce its payments revenue and disrupt its business. A number of its processing contracts require BARK to assume liability for any losses its processing partners may suffer as a result of losses caused by its subscribers or customers, including losses caused by chargebacks and subscriber or customer fraud. BARK has in the past and may in the future incur losses caused by chargebacks and fraud. In the event of a significant loss by its processing partners, BARK may be required to remit a large amount of cash following such event and, if BARK does not have sufficient cash on hand, may be deemed in breach of such contracts. In addition, its subscribers or customers may be subject to quality issues related to products or services provided by its third-party processing partners or BARK may become involved in contractual disputes with its processing partners, both of which could impact its reputation and adversely impact its revenue. Certain contracts may expire or be terminated, and BARK may not be able to replicate the associated revenue through a new processing partner relationship for a considerable period of time.

BARK has initiated and expects to continue to initiate new third-party payment relationships or migrate to other third-party payment partners in the future. The initiation of these relationships and the transition from one relationship to another could require significant time and resources. Due to non-solicitation obligations under its existing contracts, establishing these new relationships may be challenging. Further, any new third-party payment processing relationships may not be as effective, efficient or well received by its subscribers and customers, nor is there any assurance that BARK will be able to reach an agreement with such processing partners. BARK’s contracts with such processing partners may be less lucrative. For instance, BARK may be required to pay more for payment processing or receive a less favorable revenue arrangement from its payment processing partners. BARK may also experience the termination of revenue streams due to such migrations or be subject to claims relating to any disputes that could arise as a result of migrations.

BARK’s business depends on network and mobile infrastructure, its third-party data center hosting facilities, other third-party providers, and its ability to maintain and scale its technology. Any significant interruptions or delays in service on BARK’s website or mobile application or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of subscribers, customers or suppliers.

BARK’s reputation and ability to acquire, retain and serve its subscribers and customers are dependent upon the reliable performance of its website and mobile application and the underlying network infrastructure. As

BARK’s subscriber base and the amount of information shared on its website and mobile application continue to grow, BARK will need an increasing amount of network capacity and computing power. The operation of these systems is complex and could result in operational failures. Interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of BARK’s website and mobile application and prevent its subscribers and customers from accessing its website and mobile application. If sustained or repeated, these performance issues could reduce the attractiveness of its products and services. In addition, the costs and complexities involved in expanding and upgrading BARK’s systems may prevent BARK from doing so in a timely manner and may prevent BARK from adequately meeting the demand placed on its systems. Any web or mobile platform interruption or inadequacy that causes performance issues or interruptions in the availability of its website or mobile application could reduce consumer satisfaction and result in a reduction in the number of subscribers and customers using BARK’s products and services.

BARK depends on the development and maintenance of the Internet and mobile infrastructure. This includes maintenance of reliable Internet and mobile infrastructure with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet and mobile access. BARK also uses and relies on services from other third parties, such as its telecommunications services and credit card processors, and those services may be subject to outages and interruptions that are not within BARK’s control. Failures by BARK’s telecommunications providers may interrupt its ability to provide phone support to its subscribers and customers and Distributed denial-of-service (“DDoS”) attacks directed at BARK’s telecommunication service providers could prevent subscribers and customers from accessing its website. In addition, BARK has in the past and may in the future experience down periods where BARK’s third-party credit card processors are unable to process the online payments of its subscribers or customers, disrupting its ability to receive subscribers or customer orders, its business, financial condition and results of operations could be materially and adversely affected if for any reason the reliability of its Internet, telecommunications, payment systems and mobile infrastructure is compromised.

BARK currently relies upon third-party data storage providers. Nearly all of BARK’s data storage and analytics are conducted on, and the data and content BARK creates associated with sales on its website and mobile application are processed through, servers hosted by these providers. BARK also relies on e-mail service providers, bandwidth providers, Internet service providers and mobile networks to deliver e-mail and “push” communications to subscribers and customers and to allow subscribers to access its and its retail partners’ websites. BARK is subject to certain standard terms and conditions with these providers. These providers have broad discretion to change their terms of service and other policies with respect to BARK, and those changes may be unfavorable to BARK. Therefore, BARK believes that maintaining successful partnerships with these providers is critical to its success.

Any damage to, or failure of, BARK’s systems or the systems of its third-party data centers or its other third-party network or mobile providers could result in interruptions to the availability or functionality of BARK’s website and mobile application. As a result, BARK could lose subscriber and customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory and product shortages. If for any reason its arrangements with its data centers or third-party providers are terminated or interrupted, such termination or interruption could adversely affect its business, financial condition, and results of operations. BARK exercises little control over these providers, which increases its vulnerability to problems with the services they provide. BARK could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of its third-party data centers or any other third-party providers to meet its capacity requirements could result in interruption in the availability or functionality of its website and mobile application.

The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close its third-party data centers on which BARK normally operates or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of its website and mobile application. Cloud computing, in particular, is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster, pandemic (such as the COVID-19 pandemic), blackout or other unforeseen event were to occur that disrupted the ability to obtain an Internet connection, BARK may experience a slowdown or delay in its operations. While BARK has some limited disaster recovery arrangements in place, its preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit BARK to continue operating in the event of any problems with respect to its systems or those of BARK’s third-party data centers or any other third-party facilities. BARK’s disaster recovery and data redundancy plans may be inadequate, and its business interruption insurance may not be sufficient to compensate BARK for the losses that could occur. If any such event were to occur to its business, its operations could be impaired and its business, financial condition, and results of operations may be materially and adversely affected.

BARK’s reputation and business may be harmed if it or its partners’ computer network security or any of the databases containing subscriber, customer, employee, or other personal information maintained by BARK or its third-party providers is compromised, which could materially adversely affect BARK’s results of operations.

In the ordinary course of BARK’s business, BARK and its vendors collect, process, and store certain personal information and other data relating to individuals, such as its subscribers, customers and employees, including subscriber and customer payment card information. BARK relies substantially on commercially available systems, software, tools, and monitoring to provide security for BARK’s processing, transmission, and storage of personal information and other confidential information. There can be no assurance, however, that BARK or its vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, including payment card data or confidential business information, or that any such data compromise or unauthorized access will be discovered in a timely fashion. In addition, cyber-attacks such as ransomware attacks could lock BARK out of its information systems and disrupt its operations. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and BARK and its vendors may be unable to anticipate these techniques or to implement adequate preventative measures. BARK may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. As BARK has significantly increased the number of employees and contractors working remotely due to the COVID-19 pandemic, and as its business partners move to remote work as well, BARK and its partners may be more vulnerable to cyber-attacks. In addition, BARK’s employees, contractors, vendors, or other third parties with whom BARK does business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information, or other data, or may inadvertently release or compromise such data.

Compromise of BARK’s data security or of third parties with whom BARK does business, failure to prevent or mitigate the loss of personal or business information, and delays in detecting or providing prompt notice of any such compromise or loss could disrupt its operations, damage its reputation, and subject BARK to litigation, government action, or other additional costs and liabilities that could adversely affect its business, financial condition, and operating results.

Failure to comply with federal and state and foreign laws and regulations relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, advertising and consumer protection, could adversely affect BARK’s business, financial condition, and results of operations.

BARK rely on a variety of marketing techniques, including email and social media marketing and postal mailings, and BARK is subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of online advertising which BARK relies upon to attract new subscribers and customers.

Laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or BARK’s practices and procedures. BARK has implemented and is implementing practices and procedures to comply with applicable privacy, data protection, marketing and advertising, and consumer protection laws and regulations, but such measures may not always be effective, particularly as the legal landscape continues to evolve. Some of BARK’s internal processes are manual, which can result in employee error and internal compliance failures. Any failure, or perceived failure, by BARK to comply with its posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which BARK may be subject or other legal obligations relating to privacy or consumer protection could adversely affect BARK’s reputation, brand and business, and may result in claims, liabilities, proceedings or actions against BARK by governmental entities, subscribers, customers, suppliers or others, or may require BARK to change its operations and/or cease using certain data sets. Any such claims, proceedings or actions could hurt BARK’s reputation, brand and business, force BARK to incur significant expenses in defense of such proceedings or actions, distract its management, increase its costs of doing business, result in a loss of subscribers, customers and suppliers and result in the imposition of monetary penalties. BARK may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that BARK store or handle as part of operating its business.

In addition, third party vendors and business partners receive access to certain information that BARK collects. These vendors and business partners may not prevent data security breaches with respect to the information BARK provides them or fully enforce BARK’s policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. A data security breach suffered by one of BARK’s vendors or business partners could cause reputational and financial harm to them and BARK, negatively impact BARK’s ability to offer its products and services, and could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm BARK’s profitability, reputation and brand, and cause BARK’s business, financial condition, and results of operations to be adversely affected.

Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in its ability to make effective use of services that employ such technologies could increase its costs of operations and limit BARK’s ability to acquire new subscribers and customers on cost-effective terms and consequently, materially and adversely affect its business, financial condition, and results of operations.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to subscribers and customers about their data collection, use and sharing practices, and allows subscribers and customers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to BARK’s business, impose fines and other penalties or restrict its use or storage of personal information, which may increase BARK’s compliance expenses and make its business more costly or less efficient to conduct. Any such changes could compromise BARK’s ability to develop an adequate marketing strategy and pursue its growth strategy effectively, which, in turn, could adversely affect its business, financial condition, and results of operations.

Outside of the United States, there are many countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from customers for the use of data for various purposes, including marketing, which may reduce BARK’s ability to market its products. There is no harmonized approach to these laws and regulations globally. Consequently, BARK increases its risk of non-compliance with applicable foreign data protection laws and regulations if it expands internationally. BARK may need to change and limit the way it uses personal information in operating its business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to BARK’s business practices and divergent operating models, limit the effectiveness of its marketing activities, adversely affect BARK’s business and financial condition, and subject it to additional liabilities.

Any failure by BARK or its vendors to comply with product safety, labor, or other laws, or BARK’s standard vendor terms and conditions, or to provide safe factory conditions for BARK’s or their workers, may damage BARK’s reputation and brand, and harm its business.

The products BARK sells to its subscribers and customers is subject to regulation by the Federal Consumer Product Safety Commission, the Federal Trade Commission, and similar state and international regulatory authorities. As a result, such merchandise could in the future be subject to recalls and other remedial actions. Product safety, labeling, and licensing concerns may result in BARK voluntarily removing selected merchandise from its inventory. Such recalls or voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to BARK’s reputation, and increased customer service costs and legal expenses, which could have a material adverse effect on its operating results.

Some of the merchandise BARK sells may expose BARK to product liability claims and litigation or regulatory action relating to personal injury or environmental or property damage. Although BARK maintains liability insurance, BARK cannot be certain that its coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to BARK on economically reasonable terms or at all. In addition, some of BARK’s agreements with its vendors may not indemnify BARK from product liability for a particular vendor’s merchandise or its vendors may not have sufficient resources or insurance to satisfy their indemnity and defense obligations.

BARK purchases its merchandise from numerous domestic and international vendors. BARK’s standard vendor terms and conditions require vendors to comply with applicable laws. BARK has hired independent firms that conduct audits of the working conditions at the factories producing its products. If an audit reveals potential problems, BARK requires that the vendor institute corrective action plans to bring the factory into compliance with its standards, or BARK may discontinue its relationship with the vendor. The loss of a vendor due to failure to comply with BARK’s standards could cause inventory delays, impact its subscribers’ and customers’ experiences, and otherwise harm its operating results. In addition, failure of BARK’s vendors to comply with applicable laws and regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses and costs. Furthermore, the failure of any such vendors to provide safe and humane factory conditions and oversight at their facilities could damage its reputation with subscribers or customers or result in legal claims against us.

In addition, BARK’s international relationships require BARK to overcome logistical and other challenges based on differing languages, cultures, legal and regulatory schemes and time zones. In addition, foreign labor laws, standards and customs may vary greatly from those in the U.S. and from jurisdiction to jurisdiction. Failure to comply with international employment and related laws and regulations could result in penalties or costs may materially and adversely affect BARK’s business, financial condition, and results of operations. The U.S. or foreign countries could enact legislation or impose regulations, including unfavorable labor regulations, tax policies or economic sanctions that could have an adverse effect on BARK’s ability to conduct business in the countries in which it has relationships. Allegations that BARK is violating or has violated any such laws or regulations could damage its reputation or lead to adversarial proceedings, penalties, fines, damages, or other sanctions which may materially and adversely affect BARK’s business, financial condition, and results of operations.

Risks associated with BARK’s suppliers could materially and adversely affect its business, financial condition, and results of operations

BARK depends on a number of suppliers and outsourcing partners to provide its subscribers and customers with a wide range of products in a timely and efficient manner. If BARK is unable to maintain its relationships with BARK’s existing outsourcing partners or cannot identify or enter into relationships with new outsourcing partners to meet the manufacturing and assembly needs of its business, BARK’s business may be disrupted and its business, financial condition, and results of operations may be materially and adversely affected. In addition, political and economic instability, the financial stability of BARK’s suppliers and outsourcing partners, their ability to meet its standards, labor problems, the availability and prices of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, natural disasters and epidemics, among other factors, are beyond BARK’s control and may materially and adversely affect its suppliers and outsourcing partners and, in turn, its business, financial condition, and results of operations.

BARK is subject to extensive governmental regulation and BARK may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation, and its failure to comply may result in enforcements, recalls, and other adverse actions.

BARK is subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public and worker health and safety, natural resources and the environment. its operations, including BARK’s outsourced manufacturing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (the “FDA”), the Department of Agriculture (the “USDA”) and by various other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of its products, including food safety standards. In addition, BARK and its outsourced manufacturing partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and BARK may incur (directly, or indirectly through its outsourced manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls. Liabilities under, and/or costs of compliance, and the impacts on BARK of any non-compliance, with any such laws and regulations could materially and adversely affect its business, financial condition, and results of operations. In addition, changes in the laws and regulations to which BARK is subject could impose significant limitations and require changes to its business, which may increase BARK’s compliance expenses, make its business more costly and less efficient to conduct, and compromise its growth strategy.

Among other regulatory requirements, the FDA reviews the inclusion of specific claims in pet food labeling. For example, pet food products that are labeled or marketed with claims that may suggest that they are intended to treat or prevent disease in pets would potentially meet the statutory definitions of both a food and a drug. The FDA has issued guidance containing a list of specific factors it will consider in determining whether to initiate enforcement action against such products if they do not comply with the regulatory requirements applicable to drugs. These factors include, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. While BARK believes that BARK market its products in compliance with the policy articulated in FDA’s guidance and in other claim-specific guidance, the FDA may disagree or may classify some of its products differently than BARK do, and may impose more stringent regulations which could lead to alleged regulatory violations, enforcement actions and product recalls. In addition, BARK may produce new products in the future that may be subject to FDA pre-market review before BARK can market and sell such products.

Currently, many states in the U.S. have adopted the Association of American Feed Control Officials definition of the term “natural” with respect to the pet food industry, which means no synthetic additives or synthetic processing except vitamins, minerals or certain trace nutrients, and only ingredients that are derived solely from plant, animal or mined sources. Certain of its pet food products use the term “natural” in their labelling or marketing materials. As a result, BARK may incur material costs to comply with any new labeling requirements relating to the term “natural” and could be subject to liabilities if BARK fails to timely comply with such requirements, which could have a material adverse effect on its business, financial condition, and results of operations.

These developments, depending on the outcome, could have a material adverse effect on BARK’s reputation, business, financial condition, and results of operations.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by BARK to comply with these regulations could substantially harm its business, financial condition, and results of operations.

BARK is subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce, which could in turn adversely affect BARK’s growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and Internet neutrality. It is not clear how existing laws governing issues such as sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or its practices. BARK cannot be sure that its practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by BARK to comply with any of these laws or regulations could result in damage to its reputation, a loss in business and proceedings or actions against BARK by governmental entities, subscribers, customers, suppliers or others. Any such proceeding or action could hurt its reputation, force BARK to spend significant amounts in defense of these proceedings, distract its management, increase BARK’s costs of doing business, decrease the use of its website and mobile application by subscribers, customers and suppliers and may result in the imposition of monetary liabilities. BARK may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could substantially harm BARK’s business, financial condition, and results of operations.

If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information BARK collects would decrease, which could harm its business and operating results.

Cookies are small data files that are sent by websites and stored locally on an internet user’s computer or mobile device. We, and third parties who work on its behalf, collect data via cookies that is used to track the behavior of visitors to BARK’s sites, to provide a more personal and interactive experience, and to increase the effectiveness of its marketing. However, internet users can easily disable, delete, and block cookies directly through browser settings or through other software, browser extensions, or hardware platforms that physically block cookies from being created and stored.

Privacy regulations restrict how BARK deploys its cookies and this could potentially increase the number of internet users that choose to proactively disable cookies on their systems. In the EU, the Directive on Privacy and Electronic Communications requires users to give their consent before cookie data can be stored on their local computer or mobile device. Users can decide to opt out of nearly all cookie data creation, which could negatively impact its operating results. BARK may have to develop alternative systems to determine its subscribers’ and customers’ behavior, customize their online experience, or efficiently market to them if subscribers and customers block cookies or regulations introduce additional barriers to collecting cookie data.

Some of BARK’s software and systems contain open source software, which may pose particular risks to its proprietary applications.

BARK use open source software in the applications BARK has developed to operate its business and will use open source software in the future. BARK may face claims from third parties demanding the release or license of the open source software or derivative works that BARK developed from such software (which could include its proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require BARK to purchase a costly license, publicly release the affected portions of BARK’s source code, or cease offering the implicated solutions unless and until BARK can re-engineer them to avoid infringement. In addition, BARK’s use of open source software may present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach BARK’s website and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on its business and operating results.

BARK has identified material weaknesses in its internal control over financial reporting and if its remediation of such material weaknesses is not effective, or if BARK fails to develop and maintain an effective system of disclosure controls and internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing Barkbox’s financial statements for fiscal 2019 and 2020, management identified material weaknesses in its internal control over financial reporting. The material weaknesses identified relate to (i) the lack of timely preparation and review of key account reconciliations, (ii) the lack of controls around inventory vendor management, and (iii) Barkbox’s internal controls over financial reporting were not formalized as it relates to processes over inventory management. The material weaknesses are currently in remediation.

To address its material weaknesses, BARK has added personnel as well as implemented new financial systems and continued formalizing its processes. BARK intends to continue to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes. BARK will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

Furthermore, BARK cannot assure you that the measures it has taken to date, and actions BARK may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in its internal control over financial reporting or that BARK will prevent or avoid potential future material weaknesses. BARK’s current controls and any new controls that it develops may become inadequate because of changes in conditions in BARK’s business. Further, weaknesses in BARK’s disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm BARK’s operating results or cause BARK to fail to meet its reporting obligations and may result in a restatement of its financial statements for prior periods.

BARK’s independent registered public accounting firm is not required to formally attest to the effectiveness of BARK’s internal control over financial reporting until after it is no longer an “emerging growth company” as defined in the JOBS Act. At such time, BARK’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which BARK’s internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of BARK’s internal control over financial reporting that it will eventually be required to include in its periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in BARK’s reported financial and other information, which would likely have a negative effect on the trading price of its common stock. In addition, if BARK’s is unable to continue to meet these requirements, it may not be able to remain listed on the New York Stock Exchange.

If BARK’s internal control over financial reporting or its disclosure controls and procedures are not effective, BARK may be unable to accurately report its financial results, prevent fraud or file its periodic reports in a timely manner, which may cause investors to lose confidence in BARK’s reported financial information and may lead to a decline in BARK’s stock price.

Barkbox has not previously been subject to the internal control and financial reporting requirements that are required of a publicly-traded company. BARK is required to comply with the requirements of The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), following the date BARK is deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which could be as early as its next fiscal year. The Sarbanes-Oxley Act requires that BARK maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, BARK must perform system and process evaluation, document its controls and perform testing of its key controls over financial reporting to allow management to assess, and, when required, and its independent public accounting firm to report, on the effectiveness of BARK’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Its testing, or the subsequent testing by BARK’s independent public accounting firm, may reveal deficiencies in its internal control over financial reporting that are deemed to be material weaknesses. If BARK is not able to comply with the requirements of Section 404 in a timely manner, or if BARK or its accounting firm identify deficiencies in BARK’s internal control over financial reporting that are deemed to be material weaknesses, the market price of its stock would likely decline and BARK could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

If BARK’s estimates or judgments relating to its critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, BARK’s operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. BARK bases its estimates on historical experience and on various other assumptions that BARK believes to be reasonable under the circumstances, as provided in “BARK’s Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing BARK’s consolidated financial statements include those related to determination of fair value of BARK’s common stock and common stock warrants, stock-based compensation and the valuation of embedded derivatives. BARK’s operating results may be adversely affected if its assumptions change or if actual circumstances differ from those in BARK’s assumptions, which could cause its operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of BARK’s common stock.

The requirements of being a public company may strain BARK’s resources, divert management’s attention and affect its ability to attract and retain qualified board members.

BARK is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of NYSE. The requirements of these rules and regulations increase its legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on its systems and resources. The Sarbanes-Oxley Act requires, among other things, that BARK maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve its disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for BARK to attract and retain qualified independent members of BARK’s board of directors. Additionally, these rules and regulations make it more difficult and more expensive for BARK to obtain director and officer liability insurance. BARK may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and its potential failure to satisfy these requirements can have a material adverse effect on BARK’s operations, business, financial condition or results of operations.

If BARK is unable to implement appropriate systems, procedures and controls, BARK may not be able to successfully offer its products, grow its business and account for transactions in an appropriate and timely manner.

BARK’s ability to successfully offer its products, grow its business and account for transactions in an appropriate and timely manner requires an effective planning and management process and certain other automated management and accounting systems. BARK currently does not have an integrated enterprise resource planning system and certain other automated management and accounting systems. BARK periodically updates its operations and financial systems, procedures and controls; however; its current procedures that may not scale proportionately with its business growth or with becoming a public company. BARK’s systems will continue to require automation, modifications and improvements to respond to current and future changes in its business. Failure to implement in a timely manner appropriate internal systems, procedures and controls could materially and adversely affect BARK’s business, financial condition and results of operations.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of BARK’s website and mobile application and its financial results.

Historically, BARK has not collected state or local sales, use, or other similar taxes in certain jurisdictions in which it has a physical presence, in reliance on applicable exemptions. The decision of the U.S. Supreme Court in South Dakota v. Wayfair, Inc., permits state and local jurisdictions, in certain circumstances, to impose sales and use tax collection obligation on remote vendors, and a number of states have already begun imposing such obligations on Internet vendors and online marketplaces. While BARK now collects, remits, and reports sales tax in states that impose a sales tax, it is still possible that one or more jurisdictions may assert that BARK has liability for previous periods for which it did not collect sales, use, or other similar taxes. In addition, due to the global nature of the Internet, if BARK chooses to expand internationally in the future, foreign countries might attempt to impose additional or new regulation on BARK’s business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations may subject BARK or its subscribers and customers to additional sales, income and other taxes. New or revised taxes and, in particular, sales taxes, value-added taxes and similar taxes are likely to increase costs to its subscribers and customers and increase the cost of doing business online (including the cost of compliance processes necessary to capture data and collect and remit taxes), and such taxes may decrease the attractiveness of purchasing products over the Internet. Any of these events could materially adversely affect BARK’s business, financial condition and operating results.

BARK may experience fluctuations in its tax obligations and effective tax rate, which could materially and adversely affect its results of operations.

BARK is subject to U.S. federal and state income taxes. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating BARK’s provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. its effective tax rates could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or its ownership or capital structures.

Further, the U.S. federal income tax legislation enacted in Public Law No. 115-97 (the “Tax Cuts and Jobs Act”) is highly complex, subject to interpretation, and contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate, significant additional limitations on the deductibility of interest, substantial revisions to the taxation of international operations, and limitations on the use of net operating losses generated in tax years beginning after December 31, 2017. The presentation of its financial condition and results of operations is based upon BARK’s current interpretation of the provisions contained in the Tax Cuts and Jobs Act. In the future, the Treasury Department and the U.S. Internal Revenue Service (“IRS”) are expected to release regulations and interpretive guidance relating to the legislation contained in the Tax Cuts and Jobs Act. Any significant variance of BARK’s current interpretation of such legislation from any future regulations or interpretive guidance could result in a change to the presentation of its financial condition and results of operations and could materially and adversely affect its business, financial condition, and results of operations.

BARK’s ability to utilize net operating loss carryforwards may be subject to certain limitations.

BARK’s ability to use its federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon its generation of future taxable income before the expiration dates of the net operating losses, and BARK cannot predict with certainty when, or whether, BARK will generate sufficient taxable income to use all of its net operating losses. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that impose an annual limitation on the ability of a company with net operating loss carryforwards that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock (by value) over a three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership changes among holders owning directly or indirectly 5% or more of the shares of stock of a company or any change in ownership arising from a new issuance of shares of stock by such company. If a company’s income in any year is less than the annual limitation prescribed by Section 382 of the Code, the unused portion of such limitation amount may be carried forward to increase the limitation (and net operating loss carryforward utilization) in subsequent tax years.

BARK has experienced a prior ownership change that will result in an annual limitation under Section 382 of the Code, but BARK does not expect such limitation to have a material adverse effect on its ability to utilize net operating losses. In addition, if BARK were to undergo a further ownership change as a result of future transactions involving its common stock, including a follow-on offering of BARK’s common stock or purchases or sales of common stock between 5% holders, BARK’s ability to use its net operating loss carryforwards may be subject to additional limitation under Section 382 of the Code. As a result, a portion of BARK’s net operating loss carryforwards may expire before BARK is able to use them. If BARK is unable to utilize its net operating loss carryforwards, there may be a negative impact on BARK’s financial position and results of operations.

In addition to the aforementioned federal income tax implications pursuant to Section 382 of the Code, most states follow the general provisions of Section 382 of the Code, either explicitly or implicitly resulting in separate state net operating loss limitations.

BARK may be unable to adequately protect its intellectual property rights. Additionally, BARK may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of management’s efforts and attention.

BARK regards its brand, subscriber and customer lists, trademarks, trade dress, domain names, trade secrets, proprietary technology and similar intellectual property as critical to its success. BARK rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with its employees and others to protect its proprietary rights. Effective intellectual property protection may not be available in every country in which its products are, or may be made, available. The protection of BARK’s intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps BARK takes to protect its intellectual property may not adequately protect BARK’s rights or prevent third parties from infringing or misappropriating its proprietary rights, and BARK may be unable to broadly enforce all of BARK’s intellectual property rights. Any of BARK’s intellectual property rights may be challenged by others or invalidated through administrative process or litigation. BARK’s patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and BARK may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect its intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. BARK also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Furthermore, its confidentiality agreements may not effectively prevent disclosure of BARK’s proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information.

BARK might be required to spend significant resources to monitor and protect its intellectual property rights. For example, BARK may initiate claims or litigation against others for infringement, misappropriation or violation of its intellectual property rights or other proprietary rights or to establish the validity of such rights. However, BARK may be unable to discover or determine the extent of any infringement, misappropriation or other violation of its intellectual property rights and other proprietary rights. Despite BARK’s efforts, BARK may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating its intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in BARK’s favor, could result in significant expense to BARK and divert the efforts of its technical and management personnel, which may materially and adversely affect its business, financial condition, and results of operations.

Third parties have from time to time claimed, and may claim in the future, that BARK has infringed their intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, result in injunctions against BARK or the payment of damages by us, require significant amounts of management time or result in the diversion of significant operational resources and expensive changes to its business model, result in the payment of substantial damages or injunctions against us, or require BARK to enter into costly royalty or licensing agreements, if available. In addition, BARK may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property BARK does not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments BARK is required to make and any injunctions

BARK is required to comply with as a result of these claims could materially and adversely affect its business, financial condition, and results of operations.

BARK’s success depends on the continuing efforts of its key employees and its ability to attract and retain highly skilled personnel and senior management.

BARK’s ability to maintain its competitive position is largely dependent on the services of its senior management and other key personnel. In addition, BARK’s future success depends on its continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such positions is competitive. Qualified individuals are in high demand and BARK may incur significant costs to attract them. In addition, the loss of any of its senior management or other key employees or BARK’s inability to recruit and develop mid-level managers could materially and adversely affect its ability to execute BARK’s business plan and BARK may be unable to find adequate replacements. All of its employees are at-will employees, meaning that they may terminate their employment relationship with BARK at any time, and their knowledge of its business and industry would be extremely difficult to replace. If BARK fails to retain talented senior management and other key personnel, or if BARK does not succeed in attracting well-qualified employees or retaining and motivating existing employees, its business, financial condition, and results of operations may be materially and adversely affected.

Future litigation could have a material adverse effect on BARK’s business and results of operations.

Lawsuits and other administrative, regulatory, or legal proceedings that may arise in the course of BARK’s operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, lawsuits and other legal proceedings may be time consuming and may require a commitment of management and personnel resources that will be diverted from its normal business operations. Although BARK generally maintains insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Moreover, BARK may be unable to continue to maintain its existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. BARK’s business, financial condition and results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

Significant merchandise refunds could harm BARK’s business.

BARK allows its subscribers and customers to seek refunds, subject to its refunds policy, and may in the future allow its subscribers or customers to return products. If merchandise returns or refunds are significant or higher than anticipated and forecasted, BARK’s business, financial condition, and results of operations could be adversely affected. Further, BARK modifies its policies relating to returns or refunds from time to time, and may do so in the future, which may result in subscribers or customer dissatisfaction and harm to its reputation or brand, or an increase in the number of product returns or the amount of refunds BARK makes.

BARK may seek to grow its business through acquisitions of, or investments in, new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with its existing business, could have a material adverse effect on us.

From time to time BARK may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, or enter into strategic alliances, that may enhance its capabilities, expand BARK’s outsourcing and supplier network, complement BARK’s current products or expand the breadth of its markets. Acquisitions, investments and other strategic alliances involve numerous risks, including:

•	problems integrating the acquired business, facilities, technologies, subscribers, customers, partners or products, including issues maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with acquisitions, investments or strategic alliances;

•	diversion of management’s attention from its existing business;

•	adverse effects on existing business relationships with suppliers, outsourced manufacturing partners, retail partners and distribution customers;

•	risks associated with entering new markets in which BARK may have limited or no experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting compliance costs.

If BARK is unable to integrate any acquired businesses, facilities, technologies and products effectively, its business, financial condition, and results of operations could be materially and adversely affected.

Restrictions in BARK’s credit facilities or other debt instruments could adversely affect its operating flexibility.

BARK’s revolving credit facility and indenture governing its 2025 Notes both limit BARK’s ability to, among other things:

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

BARK’s revolving credit facility also contains covenants requiring BARK to satisfy certain financial covenants. The provisions of BARK’s revolving credit facility may affect its ability to obtain future financing and to pursue attractive business opportunities and BARK’s flexibility in planning for, and reacting to, changes in business conditions. As a result, restrictions in BARK’s revolving credit facility could adversely affect its business, financial condition, and results of operations. In addition, a failure to comply with the provisions of BARK’s revolving credit facility could result in a default or an event of default that could enable its lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of outstanding amounts under BARK’s revolving credit facility is accelerated, its assets may be insufficient to repay such amounts in full, and its stockholders could experience a partial or total loss of their investment. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

In addition, the 2025 Notes mature on December 1, 2025. There are no assurances BARK will have sufficient funds available to satisfy the notes at maturity, or that the holders will elect to convert the notes into shares of BARK common stock. Each of these 2025 Notes are secured by an amount of BARK’s assets sufficient to satisfy the obligations under the note. If BARK were to default under the repayment of the notes, the noteholders could seek to foreclose on a portion of its assets which would materially adversely impact its business as it is currently conducted. Further, any additional financing that BARK secures may require the granting of rights, preferences or privileges senior to those of its common stock and which result in additional dilution of the existing ownership of its common shareholders.

BARK’s ability to raise capital in the future may be limited and its failure to raise capital when needed could prevent BARK from growing.

In the future, BARK could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and its failure to raise capital when needed could harm its business. BARK may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as BARK may determine from time to time. If BARK sells any such securities in subsequent transactions, investors in its common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of BARK’s common stock. Debt financing, if available, may involve restrictive covenants and could reduce its operational flexibility or profitability. If BARK cannot raise funds on acceptable terms, BARK may be forced to raise funds on undesirable terms, or BARK’s business may contract or BARK may be unable to grow its business or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition, and results of operations.

Risks Relating to Ownership of BARK’s Common Stock

BARK’s stock price may be volatile and may decline regardless of its operating performance.

The market price of BARK common stock may fluctuate significantly in response to numerous factors and may continue to fluctuate for these and other reasons, many of which are beyond BARK’s control, including:

•	actual or anticipated fluctuations in its revenue and results of operations;

•	the financial projections BARK may provide to the public, any changes in these projections or its failure to meet these projections;

•

failure of securities analysts to maintain coverage of its company, changes in financial estimates or ratings by any securities analysts who follow its company or its failure to meet these estimates or the expectations of investors;

•	announcements by BARK or its competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;

•	changes in operating performance and stock market valuations of other retail or technology companies generally, or those in its industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	trading volume of its common stock;

•	the inclusion, exclusion or removal of its common stock from any indices;

•	changes in BARK’s board of directors or management;

•	transactions in its common stock by directors, officers, affiliates and other major investors;

•	lawsuits threatened or filed against us;

•	changes in laws or regulations applicable to its business;

•	changes in BARK’s capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving BARK’s capital stock;

•	general economic conditions in the U.S.;

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

•	the other factors described in this “Risk Factors” section.

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against BARK could result in substantial costs, divert management’s attention and resources, and harm its business, financial condition, and results of operations.

An active trading market for BARK common stock may not be sustained.

BARK cannot assure you that an active trading market for its common stock will be sustained. Accordingly, BARK cannot assure you of the liquidity of any trading market, your ability to sell your shares of its common stock when desired or the prices that you may obtain for your shares.

BARK has convertible debt that may be converted into shares of BARK common stock and warrants that may be exercisable for BARK common stock in the future, which would cause immediate and substantial dilution to its stockholders.

In November 2020, Barkbox issued the 2025 Notes in the aggregate principal of $75.0 million, with an option for the lead noteholder to purchase an additional $25.0 million of 2025 Notes for a period of one year. Following the closing of the business combination, the 2025 Notes are convertible into shares of BARK common stock at a conversion price of $10.00 per share. The issuance of shares of BARK common stock upon any conversion of the 2025 Notes or the exercise of warrants will result in dilution to the interests of other shareholders.

Future sales of shares by existing stockholders could cause BARK’s stock price to decline.

If BARK’s existing stockholders sell or indicate an intention to sell substantial amounts of its common stock in the public market, the trading price of BARK’s common stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of common stock subject to stock options outstanding and reserved for issuance under its equity incentive plans are expected to be registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of its common stock could decline.

Although the Sponsor, the Northern Star initial stockholders and certain BARK stockholders will be subject to certain restrictions regarding the transfer of BARK common stock following the business combination, these shares may be sold after the expiration of the respective applicable lock-ups. BARK intends to file one or more registration statements prior to or shortly after the closing of the business combination to provide for the resale of such shares from time to time. As restrictions on resale end and the registration statements are available for use, the market price of BARK common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

If securities or industry analysts either do not publish research about BARK or publish inaccurate or unfavorable research about us, BARK’s business, or its market, or if they change their recommendations regarding BARK’s common stock adversely, the trading price or trading volume of its common stock could decline.

The trading market for BARK’s common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, its business, BARK’s market, or its competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade BARK’s common stock, provide a more favorable recommendation about BARK’s competitors, or publish inaccurate or unfavorable research about its business, BARK’s common stock price would likely decline. In addition, BARK currently expects that securities research analysts will establish and publish their own periodic projections for its business. These projections may vary widely and may not accurately predict the results BARK actually achieves. Its stock price may decline if its actual results do not match the projections of these securities research analysts. While BARK expects research analyst coverage, if no analysts commence coverage of it, the trading price and volume for BARK common stock could be adversely affected. If any analyst who may cover BARK were to cease coverage of BARK or fail to regularly publish reports on us, BARK could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of its common stock to decline.

BARK’s amended and restated certificate of incorporation will retain the provision renouncing BARK’s interest and expectancy in certain corporate opportunities, which may prevent BARK from receiving the benefit of certain corporate opportunities.

The “corporate opportunity” doctrine provides that corporate fiduciaries, as part of their duty of loyalty to the corporation and its stockholders, may not take for themselves an opportunity that in fairness should belong to the corporation. Section 122(17) of the DGCL, however, expressly permits a Delaware corporation to renounce in its certificate of incorporation any interest or expectancy of the corporation in, or in being offered an opportunity to participate in, specified business opportunities or specified classes or categories of business opportunities that are presented to the corporation or its officers, directors or stockholders. Article THIRTEENTH of BARK’s amended and restated certificate of incorporation provides that doctrine of corporate opportunity shall not apply with respect to BARK or any of its officers or directors, or any of their respective affiliates. As a result of this provision, BARK may be not be offered certain corporate opportunities which could be beneficial to our company and our stockholders. While it is difficult at this time to predict how this provision may adversely impact BARK’s stockholders, it is possible that BARK would not be offered the opportunity to participate in a future transaction which might have resulted in a financial benefit to BARK, which could, in turn, result in a material adverse effect on its business, financial condition, results of operations, or prospects.

Delaware law and provisions in BARK’s amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of its common stock.

BARK’s amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of its common stock by acting to discourage, delay, or prevent a change of control of BARK or changes in BARK’s management that BARK’s stockholders may deem advantageous. These provisions include the following:

•	a classified board of directors so that not all members of BARK’s board of directors are elected at one time;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•	provide that directors may only be removed for cause and only by a super majority vote;

•	require super-majority voting to amend certain provisions of BARK’s certificate of incorporation and any provision of its bylaws;

•	authorize the issuance of “blank check” preferred stock that BARK’s board of directors could use to implement a stockholder rights plan;

•	BARK’s board of directors ability to issue BARK’s authorized but unissued common stock and preferred stock without stockholder approval;

•	eliminate the ability of BARK’s stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of BARK’s stockholders;

•	limitations on the liability of, and the provision of indemnification to, our director and officers;

•	provide that the board of directors is expressly authorized to make, alter, or repeal BARK’s bylaws; and

•	establish advance notice requirements for nominations for election to BARK’s board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, BARK is subject to Section 203 of the DGCL. Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date such person becomes an interested stockholder, unless the business combination or the transaction in which such person becomes an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person that, together with affiliates and associates, owns, or within three years prior to the determination of interested stockholder status did own, 15.0% or more of a corporation’s voting stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by the BARK board of directors and the anti-takeover effect includes discouraging attempts that might result in a premium over the market price for the shares of BARK common stock.

Any provision of BARK’s amended and restated certificate of incorporation or amended and restated bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for BARK’s stockholders to receive a premium for their shares of BARK’s common stock, and could also affect the price that some investors are willing to pay for BARK’s common stock.

BARK’s amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forum for substantially all disputes between BARK and its stockholders, which could limit BARK’s stockholders’ ability to obtain a favorable judicial forum for disputes with BARK or its directors, officers or employees.

BARK’s amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on BARK’s behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against BARK arising pursuant to the Delaware General Corporation Law, BARK’s certificate of incorporation or its bylaws or any action asserting a claim against BARK that is governed by the internal affairs doctrine. These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with BARK or its directors, officers or other employees and may discourage these types of lawsuits. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. BARK’s amended and restated certificate of incorporation provides further that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in

BARK’s amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, BARK may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business.

BARK does not intend to pay dividends for the foreseeable future.

BARK currently intends to retain any future earnings to finance the operation and expansion of its business and BARK does not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of BARK’s revolving credit facility may restrict its ability to pay dividends, and any additional debt BARK may incur in the future may include similar restrictions. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

Concentration of ownership among BARK’s existing executive officers, directors and their respective affiliates may prevent investors from influencing significant corporate decisions.

BARK’s existing executive officers, directors and their respective affiliates as a group beneficially own approximately 33.1% of the outstanding BARK common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of BARK’s certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of BARK or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

BARK may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of BARK common stock.

BARK will have options and warrants outstanding to purchase up to an aggregate of 44,191,921 shares of BARK common stock, including public warrants to purchase 8,478,333 shares, private warrants to purchase 4,558,000 shares, and options and warrants of BARK assumed by BARK to purchase 31,154,788 shares. In addition, the 2025 Notes of Barkbox assumed by BARK will be convertible into 7,713,121 shares (based on the outstanding principal balance and accrued interest as of Closing). BARK will also have the ability to initially issue up to 16,929,505 shares of BARK common stock under the 2021 Plan and up to 3,385,901 shares of BARK common stock under the ESPP (assuming they are approved by stockholders at the meeting). Additionally, to the extent that BARK’s currently outstanding awards granted under its 2011 Stock Incentive Plan are forfeited after the Merger, the underlying shares would be made available for future issuance in accordance with the 2021 Plan’s terms. These additional shares are included in the aggregate merger consideration provided for under the Merger Agreement.

BARK may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

BARK’s issuance of additional shares of common stock or other equity securities of equal or senior rank would have the following effects:

•	BARK’s existing stockholders’ proportionate ownership interest in BARK will decrease;

•	the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;

•	the relative voting strength of each previously outstanding share of common stock may be diminished; and

•	the market price of BARK’s shares of common stock may decline.

Certain of BARK’s warrants are accounted for as liabilities and the changes in value of the warrants could have a material effect on the combined company’s financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of its 8,478,333 public warrants and 4,558,000 private placement warrants, and determined to classify the warrants as derivative liabilities.

As a result, included on the Company’s consolidated balance sheet as of March 31, 2021 contained elsewhere in this annual report are derivative liabilities related to embedded features contained within its warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, the combined company’s consolidated financial statements and results of operations may in the future fluctuate on a quarterly basis, based on factors, which are outside of its control, and the amount of such gains or losses could be material.

Prior to the merger, the Company identified a material weakness in its internal control over financial reporting as of December 31, 2020. If BARK is unable to develop and maintain an effective system of internal control over financial reporting, the combined company may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the combined company and materially and adversely affect its business and operating results.

Following the issuance of the SEC Statement, on April 28, 2021, the Company’s prior management and its audit committee concluded that, in light of the SEC Statement, it was appropriate to restate the Company’s previously issued unaudited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Certain of BARK’s warrants are accounted for as liabilities and the changes in value of the warrants could have a material effect on the combined company’s financial results.” As part of the Restatement process, the Company identified a material weakness in its internal controls over financial reporting related to the accounting for its warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for BARK to provide reliable financial reports and prevent fraud. BARK continues to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If BARK identifies any new material weaknesses in the future, any such newly identified material weakness could limit the combined company’s ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of its annual or interim financial statements. In such case, the combined company may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in its financial reporting and its stock price may decline as a result. BARK cannot assure you that the measures the Company has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.

BARK may face litigation and other risks as a result of the Restatement and the material weakness in the Company’s internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with the Company’s independent registered public accounting firm, the Company’s prior management and audit committee concluded that it was appropriate to restate our previously issued unaudited financial statements as of December 31, 2020, for the three months ended December 31, 2020, and for the period from July 8, 2020 (inception) through December 31, 2020. See “—Certain of BARK’s warrants are accounted for as liabilities and the changes in value of the warrants could have a material effect on the combined company’s financial results.”

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, BARK face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in its internal control over financial reporting and the preparation of our financial statements. BARK can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the combined company’s business, results of operations and financial condition.

Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you (a) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (c) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants. None of the Private Placement Public Warrants will be redeemable by us for cash so long as they are held by our Sponsor or its permitted transferees.

In addition, we may redeem your Public Warrants after they become exercisable for a number of shares of common stock determined based on the redemption date and the fair market value of our common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Public Warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the common stock had your Public Warrants remained outstanding.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

Prior to the Merger, our executive offices were maintained at c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, New York, New York 10174. This space, to the extent it was provided to us for no charge by Graubard Miller, our counsel prior to the Merger.

Our corporate headquarters is located in New York, NY. We maintain other leased locations in the U.S. We intend to procure additional space as we expand our operations, add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in litigation regarding, among other matters, intellectual property claims, consumer claims, contract disputes, regulatory matters, employment claims, and securities law claims. Litigation, dispute resolution proceedings and investigations can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often expensive, uncertain, and difficult to predict. An unfavorable outcome with respect to any such lawsuit or claim could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and warrants are each traded on the New York Stock Exchange under the symbols “BARK,” “BARK WT”, respectively. Northern Star’s units, Class A common stock and warrants were listed on the NYSE under the symbols STIC.U, STIC, and STIC WS, respectively, prior to the business combination.

Holders

As of June 2, 2021, there were approximately 254 holders of record of our common stock and approximately 6 holders of record of our warrants. We believe a substantially greater number of beneficial owners hold shares of common stock or warrants through brokers, banks or other nominees.

Dividends

We have not paid any cash dividends on our shares of common stock to date. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. Further, our ability to declare dividends is limited by restrictive covenants in our debt agreements. The payment of any dividends will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 13, 2020, we consummated our IPO of 25,000,000 units. Each unit consisted of one share of Class A common stock and one-third of one redeemable warrant, with each whole warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $250,000,000. Citi acted as sole book-running manager of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249138) which was declared effective by the Securities and Exchange Commission on November 10, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,500,000 Private Warrants at a price of $1.50 per Private Warrant, in a private placement to the Sponsor, generating gross proceeds of $6,750,000, which is described in Note 5.

Following the closing of the Initial Public Offering on November 13, 2020, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account, located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.

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

The securities issued in connection with the PIPE investment were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

BARK is a company of dog obsessed people dedicated to making dogs happy. BARK is a vertically integrated, data driven, omnichannel brand serving dogs across the four key categories of Play, Food, Health, and Home. BARK’s dog-obsessed team applies its unique, data-driven understanding of what makes each dog special to design playstyle-specific toys, delicious and satisfying treats, food, and wellness supplements, and best in class offerings that foster the health and happiness of dogs. Founded in 2012, BARK loyally serves dogs nationwide with monthly subscription offerings, BarkBox and Super Chewer; a personalized meal delivery service for dogs, BARK Eats; custom collections through online marketplaces and via brick and mortar retail partners, including Target and Amazon; wellness products that meet dogs’ needs with BARK Bright through monthly subscriptions; BARK’S add to box (“ATB”) platform; and individually on its website BarkShop.com.

During the year ended March 31, 2021 and prior to the Merger, the Company was a blank check company formed under the laws of the State of Delaware on July 8, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses.

Prior to the Merger, we had neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance).

Recent Developments and Subsequent Events

On December 16, 2020, the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) by and among the Company, NSAC Merger Sub Corp., a wholly-owned subsidiary of the Company incorporated in Delaware on December 14, 2020 (“Merger Sub”), and Barkbox, Inc., a Delaware corporation (“BarkBox”).

On June 1, 2021 (the “Closing Date”), pursuant to the Merger Agreement, the Company consummated (the “Closing”) the merger of Merger Sub with BarkBox, with BarkBox surviving the merger as a wholly-owned subsidiary of the Company (the Merger”), and the other transactions contemplated by the Merger Agreement (the “Transactions”). In connection with the Closing, the Company changed its name to The Original BARK Company.

Pursuant to the terms of the Merger Agreement, each stockholder of BarkBox’s common and preferred stock (including stockholders issued common stock as a result of the conversion of BarkBox’s outstanding convertible promissory notes issued in 2019 and 2020 (other than the 2025 Convertible Notes (as defined below)) received 8.7425 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), per share of BarkBox’s common stock and preferred stock, respectively, owned by such BarkBox stockholder that was outstanding immediately prior to the Closing.

In addition, pursuant to the terms of the Merger Agreement, at the effective time of the Merger, (1) options to purchase shares of BarkBox’s common stock were converted into options to purchase an aggregate of 29,257,576 shares of Common Stock and (2) warrants to purchase shares of BarkBox’s equity were converted into warrants to purchase an aggregate of 1,897,212 shares of Common Stock.

Additionally, at the Closing, BarkBox’s 5.50% convertible senior secured notes due 2025 (the “2025 Convertible Notes”) were assumed by the Company and were initially convertible at the election of the holders into 7,713,121 shares of Common Stock based on the interest accrued as of Closing.

Concurrently with the Closing, certain investors purchased an aggregate of 20,000,000 shares of Common Stock in a private placement at a price of $10.00 per share for an aggregate purchase price of $200,000,000.

In addition, at the Closing, each of the 6,358,750 outstanding shares of the Company’s Class B common stock were converted into a share of Common Stock on a one-for-one basis.

Factors Affecting Our Future Performance after the Merger

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this annual report titled “Risk Factors.”

Acquisition of new subscriptions

Our ability to attract new subscriptions is a key factor for our future growth. To date we have successfully acquired new subscriptions through marketing and the development of our brands. As a result, revenue has increased each year since our launch. If we are unable to acquire sufficient new subscriptions in the future, our revenue might decline. New subscriptions could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new subscriptions cost effectively. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services.

Retention of existing subscribers

Our ability to retain subscribers is a key factor in our ability to generate revenue growth. Most of our current subscribers purchase products through subscription-based plans, where subscribers are billed and sent products on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue. If customer behavior changes, and customer retention decreases in the future, then future revenue will be negatively impacted.

Investments in growth

We expect to continue to focus on long-term growth through investments in product offerings and the dog and dog parent experience. We are working to enhance our offerings and expand the breadth of the products and offerings, including BARK Eats and BARK Bright. We expect to make significant investments in marketing to acquire new subscribers and customers. Additionally, we intend to continue to invest in our fulfillment and operating capabilities. In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations.

Expansion of new offerings

We expect to continue to invest in the expansion of our new offerings, including BARK Eats, BARK Bright and potential new offerings. By expanding our product lines we seek to attract new customers as well as increase sales to our existing customers. Continuing expansion into new categories, such as BARK Eats and BARK Bright will require financial investments in additional headcount, marketing and customer acquisition expenses, and additional operational capabilities and may require the purchase of new inventory. If we are unable to generate sufficient demand for these new offerings, we may not recover the financial investments we make into new categories and revenue may not increase in the future.

Impact of COVID-19

The global COVID-19 pandemic has impacted and will continue to impact our operating results, financial condition and cash flows.

We have implemented a number of measures to protect the health and safety of our workforce. These measures include substantial modifications to employee travel, employee work locations, and virtualization or cancellation of meetings, among other modifications. Currently, the vast majority of our employees are working remotely. For the employees who work in our offices, we are following the guidance from public health officials and government agencies, including implementation of enhanced cleaning measures, social distancing guidelines and wearing of masks. BARK has experienced an increase in the rate of BarkBox and Super Chewer subscriptions that we believe is partially attributable to an increase in dog ownership arising from more subscribers working remotely during the COVID-19 pandemic. This rate of growth may not be sustainable or indicative of our future rate of growth.

BARK has experienced an increase in Retail revenue across many existing and new major retail customers, while at the same time, experiencing challenges with select partners due to restrictions in mobility.

BARK experienced minor manufacturing and inbound freight disruptions during the first half of fiscal year 2021 due to the COVID-19 pandemic. Additionally, during the second half of fiscal year 2021 BARK began to experience increases in inbound freight costs due to the challenges in the current import market, as transpacific ships and trade lanes continue to be overburdened with volume and experience a significant shortage of equipment and capacity.

During the second, third and fourth quarters of fiscal year 2021, BARK saw an increase in outbound fulfillment and shipping related fees. This increase was due to price increases from carriers due to increased demand, as well as BARK opting for premium shipping with carriers to help ensure timely delivery and customer satisfaction.

The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments related to the geographic spread of the disease, the duration and severity of the outbreak, travel restrictions, required social distancing, governmental mandates, business closures or governmental or business disruptions, and the effectiveness of actions taken in the United States and other countries to prevent, contain and treat the virus and any additional government stimulus programs. These impacts are highly uncertain and cannot be predicted with certainty.

Key Performance Indicators after the Merger

We measure our business using both financial and operating data and use the following metrics and measures (among others) to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

We present the following key performance indicators to assist investors in understanding our operating results on an on-going basis: (i) Subscription Shipments; (ii) Average Monthly Subscription Shipment Churn; (iii) Active Subscriptions; (iv) New Subscriptions; (v) Average Order Value; (vi) Customer Acquisition Cost and (vii) Lifetime Value. These key performance indicators may also assist investors in making comparisons of the Company’s operating results with those of other companies.

•	Subscription Shipments as the total number of subscription product shipments shipped in a given period. Subscription Shipments does not include gift subscriptions or one-time subscription shipments.

•

Average Monthly Subscription Shipment Churn is calculated as the average number of subscription shipments that have been cancelled in the last three months, divided by the average monthly active subscription shipments in the last three months. The number of cancellations used to calculate Average Monthly Subscription Shipment Churn is net of the number of subscriptions reactivated during the last three months.

•

Active Subscriptions is the total number of unique product subscriptions with at least one shipment during the last 12 months. Active Subscriptions does not include gift subscriptions or one-time subscription purchases.

•	New Subscriptions are the number of unique subscriptions with their first shipment occurring in a period.

•	Average Order Value is Direct to Consumer revenue for the period divided by Subscription Shipments for the same period.

•

Customer Acquisition Cost (“CAC”) is a measure of the cost to acquire New Subscriptions in our Direct to Consumer business segment. This unit economic metric indicates how effective we are at acquiring each New Subscription. CAC is a monthly measure defined as media spend in our Direct to Consumer business segment in the period indicated, divided by total New Subscriptions in such period. Direct to Consumer media spend is primarily comprised of internet and social media advertising fees.

•	Lifetime Value is the dollar value of each subscription as measured by the cumulative Direct to Consumer Gross Profit for the average life of the subscription.

Non-GAAP Financial Measures after the Merger

In addition to financial results determined in accordance with U.S. GAAP, BARK that Adjusted EBITDA and Adjusted EBITDA margin, both non-GAAP financial measures, provides investors with additional useful information in evaluating our performance. We calculate Adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest expense, (2) depreciation and amortization, (3) stock-based compensation expense, (4) change in fair value of warrants and derivatives, (5) sales and use tax expense and (6) one-time transaction costs associated with the financing and the business combination. We calculate Adjusted EBITDA margin by dividing Adjusted EBITDA for the period by revenue for the period.

Results of Operations

The Company’s entire activity since inception through March 31, 2021 related to formation, the preparation for its initial public offering, and since the closing of its initial public offering, the search for a prospective initial business combination. It neither engaged in any operations nor generated any revenues.

For the year period from July 8, 2020 through March 31, 2021, we had net loss of $29,637,673, which consisted of operating costs of $1,595,783, loss on warrant liability of $27,563,109, and transaction costs incurred in connection with warrant liabilities of $511,177 offset by interest income on marketable securities held in the Trust Account of $32,396.

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Warrants, a total of $254,350,000 was placed in the Trust Account. We incurred $14,437,777 in transaction costs, consisting of $5,087,000 of underwriting fees, $8,902,250 of deferred underwriting fees and $448,527 of other costs. Of the total transaction costs, $13,926,600 was charged to additional paid-in capital and $511,117 was charged to other income (expense) — transaction costs incurred in connection with warrant liabilities.

For the period from July 8, 2020 (inception) through March 31, 2021, net cash used in operating activities was $1,019,850. Net loss of $29,637,673 was impacted by a change of $27,563,109 for the change in fair value of warrant liabilities, $511,177 for transaction costs incurred in connection with warrant liabilities, and interest of $32,396 earned on marketable securities held in the Trust Account. Changes in operating assets and liabilities provided $575,933 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $254,382,396 (including approximately $32,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Through March 31, 2021, we did not withdraw any of interest earned on the Trust Account to pay our franchise and income taxes.

As of March 31, 2021, we had cash of $306,623 held outside the Trust Account.

We expect that our cash and cash equivalents as of March 31, 2021, together with cash provided from the Trust Account upon consummation of the Merger, the PIPE investment and by our operating activities, will be sufficient to fund our operating expenses for at least the next 12 months. We are required to comply with certain financial and non financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing subscriber growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies prior to the Merger

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

Critical Accounting Policies and Estimates following the Merger

We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and related notes thereto. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear. However, we believe we have used reasonable estimates and assumptions in preparing the unaudited condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Revenue Recognition

Our primary source of revenue is from of our toys and treats subscription and sales or good through retailers, third parties or our website. We recognize revenue upon delivery of products and services to our subscriber or customer, as applicable. The recognition of revenue is determined through application of the following five-step model:

•	Identification of the contract(s) with subscribers or customers, as applicable;

•	Identification of the performance obligation(s) in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligation(s) in the contract; and

•	Recognition of revenue when or as the performance obligation(s) are satisfied.

Discounts are considered fixed consideration and represent a fixed reduction to revenue for each performance obligation. The sales returns and chargebacks allowance is considered to be contingent and represents a component of variable consideration. The estimated consideration reflects potential sales returns and chargebacks as a reduction in the transaction price. We have determined that the expected value method will provide the best predictor for a refund liability associated with sales returns and chargebacks. The expected value method estimates variable consideration based on the range of possible outcomes and the probabilities of each outcome and is most appropriate when an entity has a large number of contracts that have similar characteristics. The estimate is recorded in total for sales transactions recorded in the current period and, in effect, represents a reduction in the transaction price at the time of sale.

Our contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.

Stock-Based Compensation

We measure and record the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. For stock options with performance conditions, we record compensation expense when it is deemed probable that the performance condition will be met. We use the Black-Scholes option-pricing model to determine the fair value of stock awards.

We estimate expected forfeitures of stock-based awards at the grant date and recognizes compensation cost only for those awards expected to vest. We estimate future forfeitures at the date of grant based on historical experience and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For stock-based awards issued to non-employees, including consultants, we record expense related to stock options based on the fair value of the options calculated using the Black-Scholes option-pricing model over the service performance period. The fair value of options granted to non-employees is remeasured over the vesting period and recognized as an expense over the period the services are rendered.

Derivative Assets and Liabilities

Our term loan and convertible note agreements contain features determined to be embedded derivatives from its host. Embedded derivatives are separated from the host contract and carried at fair value when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate, standalone instrument with the same terms would qualify as a derivative instrument. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized on the statement of operations and comprehensive loss. The Company’s valuation of embedded derivative liabilities have historically been measured using an income approach based on a discounted cash flow model, as well as a probability-weighted expected return method (“PWERM”). The Company uses various key assumptions, such as estimation of the timing and probability of expected future events, and selection of discount rates applied to future cash flows using a yield curve equivalent to the Company’s credit risk.

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with ASC 815 under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this annual report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of March 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our directors and executive officers as of the closing of the business combination, including their ages as of April 5, 2021, are:

Name	Age	Position
Executive Officers
Matt Meeker	47	Executive Chairman and Director
Manish Joneja	43	Chief Executive Officer and Director
John Toth	51	Chief Financial Officer
Henrik Werdelin	45	Chief Strategy Officer and Director
Non-Employee Directors
Jonathan J. Ledecky	63	Director
Joanna Coles	58	Director
Jim McGinty	58	Director
Elizabeth McLaughlin	60	Director

Executive Officers

Matt Meeker has been the Executive Chairman of our board of directors since the Merger. Mr. Meeker is a co-founder of BarkBox and was the Chief Executive Officer of BarkBox from its formation in October 2011 until September 2020. Mr. Meeker served as director of BarkBox since its formation and as BarkBox’s Executive Chairman since September 2020. Prior to joining BarkBox, Mr. Meeker was Entrepreneur-in-Residence at DogPatch Labs, a startup incubator run by Polaris Ventures from January 2011 to April 2012. Prior to that, Mr. Meeker was an advisor at OpenSky from September 2009 to December 2010. He co-founded Meetup, a network of local communities that meet offline about shared interests and passions, and worked there from December 2001 through December 2007. Mr. Meeker also serves as a Venture Partner at Resolute VC. Mr. Meeker received his B.S.B, Marketing, Finance from the University of Minnesota – Carlson School. Mr. Meeker has a Great Dane named Hugo. As a co-founder, former Chief Executive Officer and long-time member of BarkBox’s board of directors, Mr. Meeker has an extensive knowledge of and perspective on BARK’s business, which we believe qualifies him to serve on BARK’s board of directors following the Business Combination.

Manish Joneja has been our Chief Executive Officer and a member of our board of directors since the Merger. Mr. Joneja served as BarkBox’s Chief Executive Officer and a member of BarkBox’s board of directors since September 2020. Prior to BarkBox, he served as Director, Amazon Global at Amazon from December 2016 to September 2020, where he was a leader in Amazon’s worldwide operations division focused on global exports and expansion, leading global teams in product management, supply chain and data science. Before joining Amazon, Mr. Joneja held various leadership positions of increasing responsibility at eBay from August 2011 to December 2016, including Sr. Director/GM of Global Ecommerce Expansion and Shipping. Prior to eBay, Mr. Joneja served in various positions at Infosys Tech. and Infosys Consulting, Inc. from September 2000 to August 2011, including Principal – Digital Commerce & Strategy. Mr. Joneja received a Bachelor of Technology (Computer Science and Engineering) from Punjabi University, India. Mr. Joneja has a thirteen-year-old rescue dog, Kiki, and Begum, a former Delhi street dog. We believe Mr. Joneja is qualified to serve on BARK’s board of directors because of his extensive operational and management experience, as well as his expertise in product management, supply chain and data science.

John Toth has been our Chief Financial Officer since the Merger. Mr. Toth served as BarkBox’s Chief Financial Officer since 2016. Prior to joining BarkBox, Mr. Toth served as Chief Financial Officer of Hot Chalk, Inc., an education technology company, from 2015 to 2016. Mr. Toth served as Chief Financial Officer of ARC Document Solutions, Inc., a publicly traded company that provides specialized commercial printing services, from 2011 to 2015. Prior to his joining ARC, Mr. Toth was Chief Financial Officer of Bell-Carter Foods, Inc., a company operating in the food manufacturing industry, from 2008 to 2010. From 2006 to 2008, Mr. Toth worked at Fresh Express, Inc., a subsidiary of Chiquita Brands International, Inc., serving as Chief Financial Officer. Mr. Toth began his career in investment banking with Goldman, Sachs & Co. He then moved to J.P. Morgan’s investment banking division and from 2001 until 2006, Mr. Toth was a Managing Partner of Tennyson West, LLC, a boutique mergers and acquisitions advisory firm. Mr. Toth received a Master’s Degree in Economics, and Bachelor’s Degree in Economics and Political Science, from Stanford University.

Henrik Werdelin has been a member of our board of directors since the Merger. Mr. Werdelin is a co-founder of BarkBox and has served as a director and Secretary of BarkBox since its formation in October 2011. Mr. Werdelin served as BarkBox’s Co-Chief Executive Officer from November 2011 until August 2020, as BarkBox’s Chief Creative Officer from August 2020 through December 2020 and as BarkBox’s Chief Strategy Officer since January 2021. Mr. Werdelin is also the Founding Partner of Prehype LLC, a venture development firm headquartered in New York, with offices in London and Copenhagen, that he founded in 2010. Prior to joining BarkBox, from 2002 to 2006, Mr. Werdelin was Vice President of Product Development and Strategy for MTV Networks International. From 2006 to 2009, Mr. Werdelin served as the Chief Creative Officer at Joost, a peer-to-peer internet television service. From 2009 to 2010, Mr. Werdelin was an Entrepreneur in Residence at Index Ventures, working with, advising or investing in a number of start-ups. Mr. Werdelin has a yellow lab named Molly. Mr. Werdelin graduated from Aalborg University (Denmark) with a BA in Social and Politics Science and received a MA with distinction in Journalism from the University of Westminster (London, UK). As a co-founder and long-time member of BarkBox’s board of directors, Mr. Werdelin has an extensive knowledge of and perspective on BARK’s business, which we believe qualifies him to serve on our board of directors.

Non-Employee Directors

Joanna Coles has served as the Company’s Chairperson of the Board of Directors since its inception and as Chief Executive Officer since September 2020. Ms. Coles is a creative media and technology entrepreneur who in her previous roles as editor of two leading magazines and Chief Content Officer of Hearst Magazines developed an extensive network of relationships at the intersection of technology, fashion and beauty. She is also the Chairperson of the Board of Directors and Chief Executive Officer of Northern Star Investment Corp. II (“Northern Star II”), a blank check company like the Company that raised $400,000,000 in its initial public offering in January 2021. In February 2021, Northern Star II entered into a definitive agreement for a business combination with Apex Clearing Holdings LLC. Apex is the parent company of Apex Clearing Corporation, a custody and clearing engine that’s powering the future of digital wealth management. Ms. Coles is also the Chairperson of the Board of Directors and Chief Executive Officer of Northern Star Investment Corp. III (“Northern Star III”) and Northern Star Investment Corp. IV (“Northern Star IV”), each a blank check company like the Company that raised $400,000,000 in its initial public offering in March 2021 and is currently searching for an initial business combination. Ms. Coles is on the board of Snap Inc. (NYSE: SNAP), a leading digital media company that utilizes technology to combine mobile phone photos with Snapchat, a leading communications platform. Its chat services include creating and watching stories, chatting with groups, and making voice and video calls while also communicating through stickers and Bitmojis. She is also on the board of directors of Sonos, Inc. (NASDAQ: SONO), a designer, developer, manufacturer and seller of audio products and services. Ms. Coles has been the Executive Producer for ABC Freeform’s highly acclaimed The Bold Type since 2016 and in 2019 entered into a production development deal at ABC Studios creating TV shows across Disney’s streaming platforms. Since January 2019, she has also been a special advisor to Cornell Capital, a $4.0 billion private investment firm founded in 2013 by Henry Cornell, the former Vice Chairman of Goldman Sachs’ Merchant Banking Division. She was appointed Chief Content Officer of Hearst Magazines in September 2016, overseeing editorial for Hearst’s 300 titles globally, and served until August 2018. Prior to that, she was Editor-in-Chief of Cosmopolitan, a role she started in September 2012. She edited Marie Claire magazine from April 2006 to September 2012. Ms. Coles was New York columnist for The Times of London from September 1998 to September 2001 and served as New York Bureau Chief for The Guardian from 1997 to 1998. She is on the board of Women Entrepreneurs New York City, an initiative to encourage female entrepreneurship, with a focus on underserved communities. She is also a member of the board of directors of Density Software, a company that utilizes hardware systems and software solutions to manage safety and security in physical spaces including retail stores, hotels, restaurants, office buildings, public facilities such as airports and universities and home environments, Blue Mistral, a clean beauty company, and an advisor to several private companies. She holds a B.A. in English and American literature from the University of East Anglia. Ms. Coles adopted Phoebe, a Beagle mix, 11 years ago from a dog shelter in Canaan, CT.

Jonathan J. Ledecky has served as the President and Chief Operating Officer of the Company since September 2020 and served as its Chief Executive Officer from its inception until September 2020. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. He has also been the President, Chief Operating Officer and director of Northern Star II, Northern Star III and Northern Star IV since November 2020. He is also Chairman of the Board of Pivotal Investment Corporation III (“Pivotal III”), a blank check company like the Company that consummated its initial public offering in February 2021 raising $276,000,000 and is currently searching for an initial business combination. Mr. Ledecky has served as chairman of Ironbound Partners Fund LLC, a private investment management fund, since March 1999. He was also the Chief Executive Officer and chairman of the board of directors of Pivotal Investment Corporation II (“Pivotal II”), a blank check company like the Company that raised $230,000,000 in its initial public offering in July 2019, until December 2020, when Pivotal II consummated an initial business combination with XL Fleet, which is a leading provider of fleet electrification solutions for Class 2-6 commercial vehicles in North America. Mr. Ledecky continues to serve as a member of the board of directors of Pivotal II. Mr. Ledecky was also Chief Executive Officer and chairman of the board of directors of Pivotal I, a shell company that raised $230,000,000 in its initial public offering in February 2019. In December 2019, Pivotal I consummated its initial business combination with KLDiscovery, a provider of software and services that help protect corporations from a range of information governance, compliance and data issues.

Mr. Ledecky has also served as President and a director of Newtown Lane Holdings, Incorporated, a blank check company, since October 2015. In February 2021, Newtown Lane entered into a definitive agreement for a business combination with Cyxtera Cybersecurity, Inc. (doing business as Appgate). Mr. Ledecky also served as a member of the board of directors of Propel Media, Inc., a digital media holding company, from January 2015 to January 2019. From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp., a blank check company that completed its initial business combination with American Apparel, Inc. From January 2007 to May 2009, he served as president, secretary and a director of Victory Acquisition Corp., a blank check company that was unable to consummate an initial business combination. He also served as president, secretary and a director of Triplecrown Acquisition Corp., a blank check company, from June 2007 until it completed its initial business combination with Cullen Agricultural Technologies, Inc. in October 2009. During 2007, he also served as president, secretary and director of Grand Slam Acquisition Corp., Performance Acquisition Corp. and Endeavour International Acquisition Corp., three similarly structured blank check companies that never completed their initial public offerings due to market conditions at the time. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its chief executive officer until November 1997 and as its chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within its first three years of operation. From 1999 to 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. In addition to the foregoing, Mr. Ledecky served as chairman of the board and chief executive officer of Consolidation Capital Corporation from its formation in February 1997 until March 2000 when it merged with Group Maintenance America Corporation. Mr. Ledecky also has served as a trustee of George Washington University, a director of the U.S. Chamber of Commerce and a commissioner on the National Commission on Entrepreneurship and served as a trustee of the U.S. Olympic and Paralympic Foundation. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, an honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983.

Jim McGinty has served on BARK’s board of directors since the Merger. Mr. McGinty served on BarkBox’s board of directors since February 2021. Mr. McGinty has served as the Chief Financial Officer of 5.11 Tactical since April 2018. Prior to then Mr. McGinty served as Chief Financial Officer of Z Gallerie from April 2016 through February 2018. Mr. McGinty previously served as Chief Financial Officer of Spy Inc. from August 2013 through April 2016. Mr. McGinty served on the board of directors of Native Foods Holding Corporation from October 2013 through January 2015. From 2000 to 2013, Mr. McGinty was a member of the management team of Hot Topic, Inc., serving as Chief Financial Officer from February 2001 to March of 2013. Prior to Hot Topic, Mr. McGinty was Vice President-Controller at Victoria’s Secret Stores, a division of The Limited, Inc., from July 1996 to July 2000, and held various financial and accounting positions within other divisions of The Limited, Inc. from 1984 to 1996. Mr. McGinty holds a B.S. degree in Accounting from Miami University in Oxford, Ohio. We believe Mr. McGinty is qualified to serve on BARK’s board of directors due to his extensive financial, commercial, corporate strategy, business development and transaction experience.

Elizabeth McLaughlin has served on BARK’s board of directors commencing upon the consummation of the Business Combination. Ms. McLaughlin served on BarkBox’s board of directors since December 2017. Ms. McLaughlin served as the Chief Executive Officer of Hot Topic, Inc. from 2000 to 2011. Since 2011 Ms. McLaughlin has served as a board member of various retail and restaurant companies. Prior to becoming Chief Executive Officer of Hot Topic, Ms. McLaughlin held various leadership positions of increasing responsibility at Hot Topic, including President from 1999 to 2000, Senior Vice President Merchandising & Marketing from 1996 to 2000 and Vice President, Operations from 1993 through 1996. Prior to joining Hot Topic, Ms. McLaughlin held various positions with Millers Outpost and The Broadway Department Stores. Ms. McLaughlin serves on the board of directors of a number of private companies, including 5.11 Tactical, Everlane, Lazy Dog Restaurants and Dolls Kill. Ms. McLaughlin previously served on the board of directors of Noodles & Company and Hot Topic. Ms. McLaughlin received a B.A. degree in Economics from the University of California, Irvine. She was a member of the Board of Advisors and Executive Committee of the UCLA Anderson School for 17 years. We believe Ms. McLaughlin is qualified to serve on BARK’s board of directors due to her extensive experience across all areas of retail, including merchandising, consumer brand marketing, proprietary brands, services, operations and ecommerce.

Board Composition

BARK’s business and affairs is organized under the direction of the board of directors of BARK. BARK’s board of directors consists of seven members. Matt Meeker serves as Executive Chairman of the board of directors. The primary responsibility of the board of directors of BARK is to provide oversight, strategic guidance, counseling and direction to BARK’s management. The board of directors of BARK meets on a regular basis and additionally as required.

The board of directors of BARK is divided into three classes, Class A, Class B and Class C, with members of each class serving staggered three-year terms. The current directors are assigned to the following classes:

•	Class A consists of Jon Ledecky, Henrik Werdelin and Betsy McLaughlin, whose terms will expire at BARK’s first annual meeting of stockholders to be held after consummation of the Merger;

•	Class B consists of Joanna Coles and Matt Meeker, whose terms will expire at BARK’s second annual meeting of stockholders to be held after consummation of the Merger; and

•	Class C consists of Manish Joneja and Jim McGinty, whose terms will expire at BARK’s third annual meeting of stockholders to be held after consummation of the Merger.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of the board of directors of BARK may have the effect of delaying or preventing changes in BARK’s control or management.

Director Independence

As a result of our common stock being listed on the NYSE, BARK adheres to the listing rules of the NYSE in affirmatively determining whether a director is independent. Our board of directors has consulted, and will consult, with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The board of directors of BARK has determined that each the directors other than Matt Meeker, Henrik Werdelin and Manish Joneja qualifies as an independent director, as defined under the listing rules of the NYSE, and that the board of directors of BARK consists of a majority of “independent directors,” as defined under the rules of the SEC and NYSE listing rules relating to director independence requirements. In addition, BARK is subject to the rules of the SEC and the NYSE relating to the membership, qualifications, and operations of the audit committee, the compensation committee, and the nominating and corporate governance committee, as discussed below.

Role of the Board of Directors of BARK in Risk Oversight

One of the key functions of the board of directors of BARK is oversight of BARK’s risk management process. The board of directors of BARK does not currently anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the board of directors of BARK as a whole, as well as through various standing committees of the board of directors of BARK that address risks inherent in their respective areas of oversight. In particular, the board of directors of BARK is responsible for monitoring and assessing strategic risk exposure and BARK’s audit committee has the responsibility to consider and discuss BARK’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee will also monitor compliance with legal and regulatory requirements. BARK’s compensation committee will also assess and monitor whether BARK’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Meetings and Board Committees

BARK expects its directors to attend all board meetings and any meetings of committees of which they are members and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Each of BARK’s current directors attended at least 75% of the total number of meetings of BARK’s board of directors and any committees of the BARK board of directors of which he or she was a member during our year ended March 31, 2021. Although BARK does not have any formal policy regarding director attendance at stockholder meetings, we attempt to schedule meetings so that all directors can attend.

The board of directors of BARK has adopted charters for its audit committee, compensation committee and nominating and corporate governance committee. BARK intends to comply with future requirements to the extent they will be applicable to BARK. Copies of the charters for each committee are available on the investor relations portion of BARK’s website at investors.bark.co.

Audit Committee

During the year ended March 31, 2021, Jonathan Mildenhall, Debora Spar, and Justine Cheng served as members of the Company’s audit committee. Each such member of the audit committee is financially literate and the Company’s board of directors determined that Ms. Spar qualified as an “audit committee financial expert” as defined in applicable SEC rules. The Company’s audit committee met three times in fiscal 2021. Each of the audit committee members attended all of the meetings of the audit committee in the fiscal year ended March 31, 2021.

BARK’s audit committee currently consists of Jim McGinty, Jon Ledecky and Betsy McLaughlin. The board of directors of BARK has determined that each of the members of the audit committee satisfies the independence and other requirements of the NYSE and Rule 10A-3 under the Exchange Act, including that each member of the audit committee can read and understand fundamental financial statements in accordance with NYSE audit committee requirements. In arriving at this determination, the board of directors of BARK examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Mr. McGinty serves as the chair of the audit committee. The board of directors of BARK has determined that Mr. McGinty qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE listing rules. In making this determination, the board of directors of BARK considered Mr. McGinty’s formal education and previous experience in financial roles. Both BARK’s independent registered public accounting firm and management intend to periodically meet privately with BARK’s audit committee.

The functions of the audit committee includes, among other things:

•	evaluating the performance, independence and qualifications of BARK’s independent auditors and determining whether to retain BARK’s existing independent auditors or engage new independent auditors;

•	reviewing BARK’s financial reporting processes and disclosure controls;

•	reviewing and approving the engagement of BARK’s independent auditors to perform audit services and any permissible non-audit services;

•	reviewing the adequacy and effectiveness of BARK’s internal control policies and procedures, including the responsibilities, budget, staffing and effectiveness of BARK’s internal audit function;

•	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by BARK;

•

obtaining and reviewing at least annually a report by BARK’s independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

•	monitoring the rotation of partners of BARK’s independent auditors on BARK’s engagement team as required by law;

•

prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of BARK’s independent auditor;

•

reviewing BARK’s annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with BARK’s independent auditors and management;

•

reviewing with BARK’s independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of BARK’s financial controls and critical accounting policies;

•	reviewing with management and BARK’s auditors any earnings announcements and other public announcements regarding material developments;

•	establishing procedures for the receipt, retention and treatment of complaints received by BARK regarding financial controls, accounting, auditing or other matters;

•	preparing the report that the SEC requires in BARK’s annual proxy statement;

•

reviewing and providing oversight of any related party transactions in accordance with BARK’s related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including BARK’s code of ethics;

•	reviewing BARK’s major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

•	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

The composition and function of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations. BARK will comply with future requirements to the extent they become applicable to BARK.

Compensation Committee

During the year ended March 31, 2021, Jonathan Mildenhall, Debora Spar, and Justine Cheng served as members of the Company’s audit committee, each of whom were an independent director under the NYSE’s listing standards. The Company’s compensation committee did not meet during the fiscal year ended March 31, 2021.

BARK’s compensation committee currently consists of Betsy McLaughlin, Jon Ledecky and Matt Meeker. Ms. McLaughlin serves as the chair of the compensation committee. The board of directors of BARK has determined that each of the members of the compensation committee satisfies the independence requirements of the NYSE and is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, other than Mr. Meeker. The BARK compensation committee will transition to consist solely of independent directors in accordance with the phase-in provisions of the NYSE listing rules.

The functions of compensation committee includes, among other things:

•	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;

•	reviewing and approving the compensation and other terms of employment of BARK’s executive officers;

•	reviewing and approving performance goals and objectives relevant to the compensation of BARK’s executive officers and assessing their performance against these goals and objectives;

•

making recommendations to the board of directors of BARK regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the board of directors of BARK;

•	reviewing and making recommendations to the board of directors of BARK regarding the type and amount of compensation to be paid or awarded to BARK non-employee board members;

•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

•	administering BARK’s equity incentive plans, to the extent such authority is delegated by the board of directors of BARK;

•

reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements for BARK’s executive officers;

•

reviewing with management BARK’s disclosures under the caption “Compensation Discussion and Analysis” in BARK’s periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

•	preparing an annual report on executive compensation that the SEC requires in BARK’s annual proxy statement; and

•	reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with the board of directors of BARK.

The compensation committee may also, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and NYSE rules and regulations. BARK will comply with future requirements to the extent they become applicable to BARK.

Nominating and Corporate Governance Committee

During the year ended March 31, 2021, Jonathan Mildenhall, Debora Spar, and Justine Cheng served as members of the Company’s nominating committee, each of whom were an independent director under the NYSE’s listing standards. The Company’s nominating committee did not meet during the fiscal year ended March 31, 2021.

Following the Merger, BARK’s nominating committee was redesignated as the nominating and corporate governance committee and consists of Joanna Coles, Jim McGinty and Henrik Werdelin. Ms. Coles serves as the chair of the nominating and corporate governance committee. The board of directors of BARK has determined that each of the members of BARK’s nominating and corporate governance committee satisfies the independence requirements of the NYSE, other than Mr. Werdelin. The BARK nominating and governance committee will transition to consist solely of independent directors in accordance with the phase-in provisions of the NYSE listing rules. The functions of nominating and corporate governance committee include, among other things:

•	identifying, reviewing and making recommendations of candidates to serve on the board of directors of BARK;

•	evaluating the performance of the board of directors of BARK, its committees and individual directors and determining whether continued service on the board of directors of BARK is appropriate;

•	evaluating nominations by stockholders of candidates for election to the board of directors of BARK;

•	evaluating the current size, composition and organization of the board of directors of BARK and its committees and making recommendations to the board of directors of BARK for approvals;

•	developing a set of corporate governance policies and principles and recommending to the board of directors of BARK any changes to such policies and principles;

•	reviewing issues and developments related to corporate governance and identifying and bringing to the attention of the board of directors of BARK current and emerging corporate governance trends; and

•

reviewing periodically the nominating and corporate governance committee charter, structure and membership requirements and recommending any proposed changes to the board of directors of BARK, including undertaking an annual review of its own performance.

The nominating and corporate governance committee will recommend to the BARK board of directors candidates for nomination for election at the annual meeting of the stockholders. In general, in identifying and evaluating nominees for director, the BARK board of directors expects to consider educational background, diversity of professional experience, knowledge of BARK’s business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of BARK’s stockholders. The BARK board of directors will also consider director candidates recommended for nomination by its stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). BARK’s stockholders that wish to nominate a director for election to the board should follow the procedures set forth in its charter and bylaws.

The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and NYSE rules and regulations. BARK will comply with future requirements to the extent they become applicable to us.

Limitation on Liability and Indemnification of Directors and Officers

The second amended and restated certificate of incorporation of BARKlimits BARK’s directors’ liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•	for any transaction from which the director derives an improper personal benefit;

•	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	for any unlawful payment of dividends or redemption of shares; or

•	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of BARK’s directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and BARK’s amended and restated bylawsprovide that, in certain circumstances and subject to certain limitations, BARK will indemnify BARK’s directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, BARK has entered into separate indemnification agreements with BARK’s directors and officers. These agreements, among other things, require BARK to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of BARK’s directors or officers or any other company or enterprise to which the person provides services at BARK’s request.

BARK maintains a directors’ and officers’ insurance policy pursuant to which BARK’s directors and officers are insured against liability for actions taken in their capacities as directors and officers.

We believe these provisions in the second amended and restated certificate of incorporation and in BARK’s amended and restated bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers. However, these provisions may discourage stockholders from bringing a lawsuit against BARK’s directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit BARK and its stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent BARK pays the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

The board of directors of BARK has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of BARK’s directors, executive officers and employees. The Code of Conduct is available on the investor relations portion of BARK’s website at investors.bark.co. Information contained on or accessible through BARK’s website is not a part of this annual report, and the inclusion of BARK’s website address in this annual report is an inactive textual reference only. The nominating and corporate governance committee of the board of directors of BARK is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. BARK expects that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on its website or by any other means permitted under applicable SEC rules.

Compensation Committee Interlocks and Insider Participation

None of the Company’s officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or the board of directors of another entity, one of whose officers served on the Company’s compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose officers served on the Company’s board of directors.

Related Person Policy of the Company

The board of directors of BARK has adopted a written related person transactions policy that sets forth policies and procedures regarding the identification, review, consideration and oversight of related person transactions. For purposes of this policy only, a related person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which BARK or any of its subsidiaries, including BARK, are participants involving an amount that exceeds $120,000, in which any related person has a material interest.

Transactions involving compensation for services provided to BARK or any of its subsidiaries as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of BARK’s voting securities (including its common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the related person transaction policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of BARK’s voting securities, an officer with knowledge of a proposed transaction, will be required to present information regarding the proposed related person transaction to BARK’s audit committee (or to another independent body of the board of directors of BARK) for review. To identify related person transactions in advance, BARK expects to rely on information supplied by its executive officers, directors and certain significant stockholders. In considering related person transactions, BARK’s audit committee is expected to take into account the relevant available facts and circumstances, which may include, but are not limited to:

•	the risks, costs, and benefits to BARK;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties.

BARK’s audit committee will approve only those transactions that it determines are fair to BARK’s and in its best interests. All of the transactions described above were entered into prior to the adoption of such policy.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Prior to the consummation of the business combination, no executive officer of the Company has received any cash compensation for services rendered to the Company. Our officers, directors and stockholders were entitled to receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on the Company’s behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants, or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by Northern Star.

Since its formation and prior to the business combination, the Company has not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of its executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 2, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of BARK common stock beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o The Original BARK Company, 221 Canal Street, Floor 6, New York, NY 10013.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Shares
Directors and Named Executive Officers
Matt Meeker(1)	10,416,716		6.1%
Manish Joneja(2)	1,353,481		*
Joanna Coles(3)	6,108,750		3.6%
Jonathan J. Ledecky(3)	6,108,750		3.6%
Henrik Werdelin(4)	12,306,737		7.3%
Elizabeth McLaughlin(5)	589,013		*
Jim McGinty	—		—
John Toth(6)	2,500,968		1.5%
All executive officers and directors as a group (8 individuals)(7)	39,384,415		22.1%
5% Beneficial Holders
FMR LLC(8)	13,962,709	(8)(9)	8.2%
Magnetar Financial Limited(10)	10,632,440	(11)(12)(13)	6.0%
Carly Strife(14)	12,500,383		7.4%
August Capital VII, L.P. as nominee(15)	14,385,300		8.5%
Entities affiliated with RRE Ventures(16)	22,604,765		13.4%
Entities affiliated with Resolute Ventures(17)	12,308,556		7.3%
Prehype Ventures LLC(18)	11,040,385		6.5%

*	Less than 1%.
(1)	Includes options to purchase 641,119 shares of common stock held by Mr. Meeker that may be exercised within 60 days of June 2, 2021.
(2)	Represents options to purchase 1,353,481 shares of common stock held by Mr. Joneja that may be exercised within 60 days of June 2, 2021.
(3)

Excludes 4,558,000 shares of BARK common stock issuable upon exercise of the private warrants, which will not become exercisable within 60 days. Represents securities held by the Sponsor, Northern Star Sponsor LLC, of which each of Ms. Coles and Mr. Ledecky is a managing member. Notwithstanding their dispositive and voting control over such shares, each of Ms. Coles and Mr. Ledecky disclaims beneficial ownership of the shares of BARK common stock held by Northern Star Sponsor LLC, except to the extent of his or her proportionate pecuniary interest therein.

(4)

Represents (i) 18,674 shares of common stock held directly by Mr. Werdelin, (ii) options to purchase 1,247,678 shares of common stock held by Mr. Werdelin that may be exercised within 60 days of June 2, 2021 and (iii) 11,040,385 shares of common stock held by Prehype Ventures LLC. Mr. Werdelin is the managing member of Prehype Ventures LLC and has sole voting and investment power with regard to the shares held by Prehype Ventures LLC. The business address for Prehype Ventures LLC is 221 Canal Street, New York, NY 10013.

(5)	Represents options to purchase 589,013 shares of common stock held by Ms. McLaughlin that may be exercised within 60 days of June 2, 2021.
(6)

Represents (i) 227,901 shares of common stock held directly by Mr. Toth, (ii) options to purchase 2,185,642 shares of common stock held by Mr. Toth that may be exercised within 60 days of June 2, 2021, and (iii) 87,425 shares of common stock subject to vesting based on Mr. Toth’s continuous service with BARK and/or BarkBox, as applicable.

(7)

Represents (i) 27,171,308 shares of common stock held directly and indirectly by our executive officers and directors; and (ii) 6,016,933 shares of common stock issuable to them upon the exercise of options to purchase shares of common stock within 60 days of June 2, 2021.

(8)

Includes 3,119,400 shares of BARK common stock beneficially owned by Fidelity Small Cap Growth Fund. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company LLC (“FMR Co. LLC”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210. The foregoing information was derived solely from a Schedule 13G filed by the reporting persons with the SEC.

(9)

Includes (i) 596,891 shares of BARK common stock held by Variable Insurance Products Fund III: Growth Opportunities Portfolio, (ii) 4,023,369 shares of BARK common stock held by Fidelity Advisor Series I: Fidelity Advisor Growth Opportunities Fund, (iii) 152,898 shares of BARK common stock held by Fidelity Advisor Series I: Fidelity Advisor Series Growth Opportunities Fund, (iv) 44,597 shares of BARK common stock held by Fidelity U.S. Growth Opportunities Investment Trust, (v) 182,245 shares of BARK common stock held by Fidelity NorthStar Fund, (vi) 3,200 shares of BARK common stock held by Fidelity Capital Trust: Fidelity Flex Small Cap Fund - Small Cap Growth Subportfolio, (vii) 1,195,200 shares of BARK common stock held by Fidelity Securities Fund: Fidelity Small Cap Growth Fund, (viii) 267,300 shares of BARK common stock held by Fidelity Securities Fund: Fidelity Small Cap Growth K6 Fund, (ix) 2,215,602 shares of BARK common stock held by Fidelity Securities Fund: Fidelity Blue Chip Growth Fund, (x) 67,072 shares of BARK common stock held by Fidelity Blue Chip Growth Commingled Pool, (xi) 4,183 shares of BARK common stock held by Fidelity Securities Fund: Fidelity Flex Large Cap Growth Fund, (xii) 249,630 shares of BARK common stock held by Fidelity Securities Fund: Fidelity Blue Chip Growth K6 Fund, (xiii) 6,259 shares of BARK common stock held by Fidelity Blue Chip Growth Institutional Trust, (xiv) 272,317 shares of BARK common stock held by Fidelity Securities Fund: Fidelity Series Blue Chip Growth Fund, (xv) 184,937 shares of BARK common stock held by FIAM Target Date Blue Chip Growth Commingled Pool, (xvi) 4,100 shares of BARK common stock held by Fidelity Women’s Leadership Fund, (xvii) 15,600 shares of BARK common stock held by Fidelity Summer Street Trust: Fidelity Women’s Leadership Fund, (xviii) 402,800 shares of BARK common stock held by Fidelity Advisor Series I: Fidelity Advisor Small Cap Fund - Subportfolio B and (xix) 111,800 shares of BARK common stock held by Fidelity Advisor Series I: Fidelity Advisor Series Small Cap Fund - Subportfolio B.

(10)

Magnetar Financial LLC (“MFL”) serves as investment manager of Magnetar Constellation Master Fund, Ltd, Magnetar Constellation Fund II, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar Longhorn Fund LP, Magnetar SC Fund Ltd, Magnetar Systematic Multi-Strategy Master Fund Ltd. Purpose Alternative Credit Fund Ltd, Purpose Alternative Credit Fund—F LLC and Purpose Alternative Credit Fund—T LLC. MFL is the manager of Magnetar Lake Credit Fund LLC. MFL is the general partner of Magnetar Structured Credit Fund, LP (together with all of the foregoing funds, the “Magnetar Funds”). In such capacities, MFL exercises voting and investment power over the securities listed above held for the accounts of the Magnetar Funds. MFL is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940, as amended. Magnetar Capital Partners LP (“MCP”), is the sole member and parent holding company of MFL. Supernova Management LLC (“Supernova”), is the sole general partner of MCP. The manager of Supernova is Alec N. Litowitz, a citizen of the United States of America. Each of the Magnetar Funds, MFL, MCP, Supernova and Alec N. Litowitz disclaim beneficial ownership of these securities except to the extent of their pecuniary interest in the securities. Shares shown include only the securities being registered for resale and may not incorporate all interests deemed to be beneficially held by the registered holders described above or by other investment funds managed or advised by MFL. The business address of each of the foregoing entities is c/o Magnetar Financial LLC, 1603 Orrington Avenue, 13th Floor, Evanston, IL 60201.

(11)

Includes(i) 1,193,857 shares of common stock held by Magnetar Constellation Master Fund, Ltd; (ii) 340,360 shares of common stock held by Magnetar Constellation Fund II, Ltd; (iii) 433,256 held by Magnetar Structured Credit Fund, LP; (iv) 416,741 shares of common stock held by Magnetar Xing He Master Fund Ltd; (v) 41,000 shares of common stock held by Magnetar SC Fund Ltd; (vi) 25,000 shares of common stock held by Magnetar Longhorn Fund LP; (vii) 145,456 shares of common stock held by Purpose Alternative Credit Fund Ltd; (viii) 72,478 shares of common stock held by Purpose Alternative Credit Fund—T LLC; (ix) 234,852 shares of common stock held by Magnetar Lake Credit Fund LLC; and (x) 16,315 shares of common stock held by Magnetar Systematic Multi-Strategy Master Fund Ltd.

(12)

Excludes (i) 475,285 shares of BARK common stock issuable upon exercise of BARK’s warrants held by Magnetar Constellation Master Fund, Ltd; (ii) 136,120 shares of BARK common stock issuable upon exercise of BARK’s warrants held by Magnetar Constellation Fund II, Ltd; (iii) 172,419 shares of BARK common stock issuable upon exercise of BARK’s warrants held by Magnetar Structured Credit Fund, LP; (iv) 166,747 shares of BARK common stock issuable upon exercise of BARK’s warrants held by Magnetar Xing He Master Fund Ltd; (vii) 58,985 shares of BARK common stock issuable upon exercise of BARK’s warrants held by Purpose Alternative Credit Fund Ltd; (viii) 29,493 shares of BARK common stock issuable upon exercise of BARK’s warrants held by Purpose Alternative Credit Fund—T LLC; and (ix) 95,284 shares of BARK common stock issuable upon exercise of BARK’s warrants held by Magnetar Lake Credit Fund LLC. BARK’s warrants will not become exercisable within 60 days of June 2, 2021. In addition, certain funds managed by MFL have the option to acquire, upon the closing of the Business Combination, an interest in the Sponsor representing the right to receive 1,449,275 shares of BARK’s common stock upon the distribution by the Sponsor of the securities held by it. Neither MFL nor any of the funds managed by MFL control the Sponsor or have the power to control the voting or disposition of the shares held by the Sponsor. Accordingly, the beneficial ownership of MFL set forth in the table above excludes the shares of BARK’s common stock held by the Sponsor.

(13)

Includes, as of June 2, 2021 (i) 3,038,971 shares of common stock issuable upon conversion of the 2025 Note held by Magnetar Constellation Master Fund, Ltd; (ii) 871,583 shares of common stock issuable upon conversion of the 2025 Note held by Magnetar Constellation Fund II, Ltd; (iii) 1,141,543 shares of common stock issuable upon conversion of the 2025 Note held by Magnetar Structured Credit Fund, LP; (iv) 1,064,411 shares of common stock issuable upon conversion of the 2025 Note held by Magnetar Xing He Master Fund Ltd; (v) 447,361 shares of common stock issuable upon conversion of the 2025 Note held by Magnetar Longhorn Fund LP; (vi) 370,230 shares of common stock issuable upon conversion of the 2025 Note held by Purpose Alternative Credit Fund—F LLC; (vii) 185,115 shares of common stock issuable upon conversion of the 2025 Note held by Purpose Alternative Credit Fund—T LLC; and (viii) 593,911 shares of common stock issuable upon conversion of the 2025 Note held by Magnetar Lake Credit Fund LLC. The 2025 Notes are convertible at any time by the Magnetar Funds on or prior to December 1, 2025. In the event that Magnetar Financial LLC exercises its option to purchase additional 2025 Notes in the aggregate principal amount of $25,000,000, as of June 2, 2021, the Magnetar Funds would beneficially own an aggregate of 12,632,435 shares of common stock, representing approximately 7.0% of the outstanding shares of BARK.

(14)

Represents (i) 11,389,352 shares of common stock held by Ms. Strife, (ii) 655,692 shares of common stock held by a trust of which Ms. Strife is a beneficiary and (iii) options to purchase 455,339 shares of common stock held by Ms. Strife that may be exercised within 60 days of June 2, 2021.

(15)

Represents 14,385,300 shares of common stock held by August Capital VII, L.P. for itself and as nominee for August Capital Strategic Partners VII, L.P. August Capital Management VII, L.L.C. is the general partner of August Capital VII, L.P. and may be deemed to have sole voting power and sole investment power over the shares held by August Capital VII, L.P. Tripp Jones, W. Eric Carlborg, Howard Hartenbaum and David Hornik are members of August Capital Management VII, L.L.C. and may be deemed to have shared voting and investment power with respect to the shares held by August Capital. The business address for August Capital is PMB #456, 660 4th Street, San Francisco, California 94107.

(16)

Represents (i) 3,955,111 shares of common stock held by RRE Leaders Fund, LP (“RRE Leaders”) and (ii) 18,649,654 shares of common stock held by RRE Ventures V, L.P. (“RRE V” and, collectively with RRE Leaders, the “RRE Entities”). RRE Leaders GP, LLC, the general partner of RRE Leaders, has sole voting and dispositive power with respect to the shares held by RRE Leaders. RRE Ventures GP V, LLC, the general partner of RRE V, has sole voting and dispositive power with respect to the shares held by RRE V. The business address for each of these entities is c/o RRE Ventures, 130 East 59th Street, 17th Floor, New York, New York 10022.

(17)

Represents (i) 8,007,554 shares of common stock held by Resolute I, LP (“Resolute I”), (ii) 3,352,477 shares of common stock held by Resolute BB SPV, LLC (“Resolute BB”) and (iii) 948,525 shares of common stock held by Resolute BB II SPV, LLC (“Resolute BB II” and, collectively with Resolute I and Resolute BB, the “Resolute Entities”). Resolute GP I, LLC, the general partner of Resolute I, has sole voting and dispositive power with respect to the shares held by Resolute I. Resolute II GP, LLC, the general partner of Resolute BB and Resolute BB II, has sole voting and dispositive power with respect to the shares held by Resolute BB and Resolute BB II. Michael Hirshland, a member of BARK’s board of directors, as the managing director of Resolute GP I, LLC and Resolute II GP, LLC, has sole voting and dispositive power over the shares held by the Resolute Entities. The address for each of these entities is 548 Market Street #26403, San Francisco, CA 94104.

(18)

Henrik Werdelin is the managing member of Prehype Ventures LLC and has sole voting and investment power with regard to the shares held by Prehype Ventures LLC. The business address for Prehype Ventures LLC is 221 Canal Street, New York, NY 10013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In July 2020, the Company issued 8,625,000 founder shares to the Sponsor for $25,000 in cash, at a purchase price of approximately $0.003 per share, in connection with the Company’s organization. The Sponsor subsequently transferred 50,000 founder shares to each independent director and 100,000 founder shares to the Company’s chief financial officer, in each case at the same per-share purchase price paid by the Sponsor. In November 2020, the Company’s Sponsor contributed an aggregate of 1,437,500 founder shares to the Company’s capital for no consideration, resulting in there being 7,187,500 founder shares outstanding. As a result of the underwriters’ partial exercise of the overallotment option on November 24, 2020, the Sponsor surrendered 828,750 founder shares for no consideration. In connection with the Business Combination, each outstanding share of the Company’s Class B common stock will convert into one share of the Company’s Class A common stock at the closing, the Class B common stock will cease to exist and the Company will thereafter have a single class of common stock.

The Sponsor purchased an aggregate of 4,500,000 private warrants at the closing of the Company’s initial public offering and 58,000 private warrants at the closing of the underwriter’s partial exercise of its over-allotment option, in each case at a price of $1.50 per warrant (for a total purchase price of $6,837,000) from the Company on a private placement basis. The private warrants are identical to the warrants included in the units sold in the Company’s initial public offering except that the private warrants: (i) are not redeemable by the Company, and (ii) may be exercised for cash or on a cashless basis, as described in the prospectus for the Company’s initial public offering, so long as they are held by the initial purchasers or any of their permitted transferees. If the private warrants are held by holders other than the initial purchasers or any of their permitted transferees, they will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in its initial public offering.

Under the Merger Agreement, the Company has agreed to cause its initial stockholders, including the holders of the founder shares and private warrants, to amend the existing lock-up restrictions applicable to them and enter into agreements substantially identical to the Lock-Up Agreement executed or to be executed by certain of Barkbox’s stockholders, so that the lock-up restrictions with respect to the initial stockholders’ the Company common stock will be identical to the lock-up restrictions applicable to such stockholders of Barkbox. The agreement provides that the founder shares will be subject to a 12-month lock-up period, during which, subject to certain exceptions, the holders of such shares will not, directly or indirectly, sell, transfer or otherwise dispose of such shares, which period may be earlier terminated if the reported closing sale price of the Company common stock equals or exceeds $15.00 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations or other similar transactions) for a period of 20 trading days during any 30-trading-day period commencing at least 150 days following the consummation of the Merger. Furthermore, pursuant to a letter agreement executed in connection with the Company’s initial public offering, the private warrants will not be transferable, assignable or salable by the Sponsor until 30 days after the completion of the Company’s initial business combination.

Under the Merger Agreement, the holders of the founders shares and the private warrants, along with certain stockholders of Barkbox, will enter into the Registration Rights Agreement, pursuant to which they will be granted certain rights to have registered, in certain circumstances, the resale under the Securities Act of certain shares of the Company common stock held by them, subject to certain conditions set forth therein. the Company will terminate its existing registration rights agreement with the Company initial stockholders.

Prior to the Company’s initial public offering, Jonathan J. Ledecky, the Company’s president and chief operating officer, loaned the Company an aggregate of $150,000 to cover expenses related to the initial public offering pursuant to a promissory note. The promissory note was non-interest bearing and payable on the earlier of December 31, 2020, the date on which the initial public offering was completed or the date on which we determined not to proceed with the initial public offering. The promissory note was repaid upon the consummation of the initial public offering on November 13, 2020.

These individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, which totaled approximately $43,700 of paid and unpaid reimbursable expenses as of April 5, 2021. the Company’s audit committee will review on a quarterly basis all payments that were made to the Company’s sponsor, officers, directors or its or their affiliates.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor and the Company’s officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial business combination, the Company would repay such loaned amounts, if any. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, if any, but no proceeds from the trust account would be used for such repayment. If made, up to $1,500,000 of such loans may be convertible into private warrants of the Company at a price of $1.50 per warrant at the option of the lender.

After the Business Combination, members of the Company’s management team who remain with the Company may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. The amount of such compensation may not be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between the Company and any of its officers and directors or their respective affiliates will be on terms believed by the Company to be no less favorable to it than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of the Company’s uninterested “independent” directors or the members of the Company’s board who do not have an interest in the transaction, in either case who had access, at the Company’s expense, to the Company’s attorneys or independent legal counsel. the Company will not enter into any such transaction unless its disinterested “independent” directors determine that the terms of such transaction are no less favorable to the Company than those that would be available to the Company with respect to such a transaction from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of the Company’s financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered in connection with the Company’s initial public offering and the audit of the Company’s financial statements for the fiscal period ended March 31, 2021 totaled approximately $82,000. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. During the fiscal period ended March 31, 2021, the Company’s independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the fiscal period ended March 31, 2021, the Company’s independent registered public accounting firm did not render services for tax compliance, tax advice and tax planning.

All Other Fees. During the fiscal period ended March 31, 2021, there were no fees billed for products and services provided by the Company’s independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Since the Company’s audit committee was not formed until July 8, 2020, the audit committee did not pre-approve any of the foregoing services that were incurred prior to such date, although any services rendered prior to the formation of the audit committee were reviewed and ratified by the Company’s board of directors. In accordance with Section 10A(i) of the Exchange Act, before the Company engages its independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by its audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description	Included	Form	Filing Date

2.1*	Agreement and Plan of Reorganization, dated as of December 16, 2020, by and among Northern Star Acquisition Corp., NSAC Merger Sub Corp. and Barkbox, Inc.	By Reference	8-K	December 17, 2020

3.1	Second Amended and Restated Certificate of Incorporation.	By Reference	S-4/A	March 8, 2021

3.2	Amended and Restated Bylaws.	By Reference	S-4	February 2, 2021

4.2	Specimen Share Certificate.	By Reference	S-1	October 14, 2020

4.3	Specimen Warrant Certificate.	By Reference	S-1	October 14, 2020

4.4	Warrant Agreement, dated as of November 10, 2020, between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1	November 13, 2020

4.5	Indenture, dated as of November 27, 2020, between BarkBox, Inc. and U.S. Bank National Association, as Trustee and Collateral Agent.	By Reference	S-4	February 2, 2021

4.6	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated July 21, 2015	By Reference	S-4	February 2, 2021

4.7	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated April 1, 2016	By Reference	S-4	February 2, 2021

4.8	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated December 3, 2018	By Reference	S-4	February 2, 2021

4.9	Form of Warrant to purchase shares of BarkBox, Inc. preferred stock dated October 12, 2017	By Reference	S-4	February 2, 2021

Exhibit No.	Description	Included	Form	Filing Date

4.10	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated December 7, 2018	By Reference	S-4	February 2, 2021

4.11	Omnibus Amendment to Warrants to purchase shares of BarkBox, Inc. stock dated July 31, 2020	By Reference	S-4	February 2, 2021

4.12	Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the investors listed on Schedule A thereto, dated May 16, 2016	By Reference	S-4	February 2, 2021

4.13	First Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other signatories thereto, dated December 20, 2016	By Reference	S-4	February 2, 2021

4.14	Second Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated November 27, 2020	By Reference	S-4	February 2, 2021

4.15	Third Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated December 16, 2020	By Reference	S-4	February 2, 2021

4.16	Description of Registrant’s Securities	Filed Herewith

10.1	Form of Subscription Agreement.	By Reference	8-K	December 17, 2020

10.3	Registration Rights Agreement.	By Reference	S-4/A	April 6, 2021

10.4	Form of Northern Star Lock-Up Agreement.	By Reference	S-4	February 2, 2021

10.5	Form of Barkbox, Inc. Stockholder Lock-Up Agreement.	By Reference	S-4	February 2, 2021

10.6	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.	By Reference	S-1	October 14, 2020

10.7	Investment Management Trust Agreement, dated as of November 10, 2019, between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	8-K	November 13, 2020

10.8	Registration Rights Agreement, dated as of November 10, 2020, with each of the Registrant’s initial shareholders, officers and directors.	By Reference	8-K	November 13, 2020

10.9#	BarkBox, Inc. Stock Incentive Plan	By Reference	S-4	February 2, 2021

10.10#	2021 Equity Incentive Plan	By Reference	S-4/A	May 10, 2021

10.11#	2021 Employee Stock Purchase Agreement	By Reference	S-4/A	May 10, 2021

10.12	Form of Indemnity Agreement	By Reference	S-4	February 2, 2021

10.13	Loan and Security Agreement, dated as of October 12, 2017, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries.	By Reference	S-4	February 2, 2021

Exhibit No.	Description	Included	Form	Filing Date

10.14	Loan and Security Agreement Modification, dated as of November 20, 2017, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries.	By Reference	S-4	February 2, 2021

10.15	Second Loan and Security Agreement Modification, dated as of April 20, 2018, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries.	By Reference	S-4	February 2, 2021

10.16	Third Loan and Security Agreement Modification, dated as of December 3, 2018, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries.	By Reference	S-4	February 2, 2021

10.17	Fourth Loan and Security Agreement Modification, dated as of December 7, 2018, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries.	By Reference	S-4	February 2, 2021

10.18	Fifth Loan and Security Agreement Modification, dated as of October 7, 2019, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries.	By Reference	S-4	February 2, 2021

10.19	Sixth Loan and Security Agreement Modification, dated as of February 25, 2020, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries.	By Reference	S-4	February 2, 2021

10.20	Seventh Loan and Security Agreement Modification, dated as of July 31, 2020, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries.	By Reference	S-4	February 2, 2021

10.21	Form of Convertible Secured Note due 2025 (included in Exhibit 4.5).	By Reference	S-4	February 2, 2021

10.22A#	Letter re: Offer of Employment by and between Barkbox, Inc. and Manish Joneja, dated July 15, 2020	By Reference	S-4	February 2, 2021

10.22B#	Amendment No. 1 to the Offer Letter by and between Barkbox, Inc. and Manish Joneja, dated February 4, 2021	By Reference	S-4/A	March 8, 2021

10.23#	Offer Letter by and between Barkbox, Inc. and Matt Meeker, dated January 21, 2013	By Reference	S-4	February 2, 2021

10.24#	Offer Letter by and between Barkbox, Inc. and Michael Novotny, dated July 3, 2015	By Reference	S-4	February 2, 2021

10.25#	Offer Letter by and between Barkbox, Inc. and John Toth, dated November 29, 2016	By Reference	S-4	February 2, 2021

10.26#	Independent Contractor Agreement by and between Barkbox, Inc. and Prehype LLC, dated January 1, 2012	By Reference	S-4	February 2, 2021

10.27#	First Amendment to Statement of Work No. 1 Under the Independent Contractor Agreement by and between Barkbox, Inc. and Prehype LLC	By Reference	S-4	February 2, 2021

10.28	Lease Agreement by and between Barkbox, Inc. and 221 Canal Street LLC, dated September 16, 2013	By Reference	S-4	February 2, 2021

10.29	Eighth Loan and Security Agreement Modification, dated as of November 27, 2020, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries.	By Reference	S-4	February 2, 2021

10.30	Ninth Loan and Security Agreement Modification, dated as of January 22, 2021, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries.	By Reference	S-4	February 2, 2021

21.1	Subsidiaries of the Registrant.	Filed Herewith

Exhibit No.	Description	Included	Form	Filing Date

24.1	Power of Attorney (including on the signature page hereto).	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*	Schedule and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). BARK agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of June, 2021.

THE ORIGINAL BARK COMPANY

By:	/s/ Manish Joneja
Manish Joneja
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Manish Joneja and John Toth, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Manish Joneja	Chief Executive Officer and President	June 4, 2021
Manish Joneja	(Principal Executive Officer)

/s/ John Toth	Chief Financial Officer	June 4, 2021
John Toth	(Principal Financial and Accounting Officer)

/s/ Matt Meeker	Executive Chairman	June 4, 2021
Matt Meeker

/s/ Jonathan J. Ledecky	Director	June 4, 2021
Jonathan J. Ledecky

/s/ Joanna Coles	Director	June 4, 2021
Joanna Coles

/s/ Jim McGinty	Director	June 4, 2021
Jim McGinty

/s/ Elizabeth McLaughlin	Director	June 4, 2021
Elizabeth McLaughlin

THE ORIGINAL BARK COMPANY (f//k/a

Northern Star Acquisition Corp.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

The Original BARK Company (f/k/a Northern Star Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Original BARK Company (f/k/a Northern Star Acquisition Corp.) (the “Company”) as of March 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from July 8, 2020 (inception) through March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flows for the period from July 8, 2020 (inception) through March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

June 4, 2021

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2021

ASSETS
Current Assets
Cash	$306,623
Prepaid expenses	25,816

Total Current Assets	332,439
Marketable securities held in Trust Account	254,382,396

TOTAL ASSETS	$254,714,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$601,749

Total Current Liabilities	601,749
Warrant Liability	41,472,782
Deferred underwriting payable	8,902,250

Total Liabilities	50,976,781

Commitments
Class A common stock subject to possible redemption 19,873,805 shares at redemption value	198,738,050

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 5,561,195 issued and outstanding (excluding 19,873,805 shares subject to possible redemption)	556
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 6,358,750 shares issued and outstanding (1)	636
Additional paid-in capital	34,636,485
Accumulated deficit	(29,637,673)

Total Stockholders’ Equity	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$254,714,835

(1)

On November 10, 2020, the Initial Stockholders’ contributed an aggregate of 1,437,500 shares of Class B common stock back to the Company for no consideration, resulting in an aggregate of 7,187,500 shares of Class B common stock issued and outstanding on such date. All share and per-share amounts have been retroactively restated to reflect the stock cancellation (see Note 6).

The accompanying notes are an integral part of the financial statements.

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 8, 2020 (INCEPTION) THROUGH MARCH 31, 2021

Formation and operating costs	$1,595,783

Loss from operations	(1,595,783)

Other income (expense):
Loss on warrant liabilities	(27,563,109)
Transaction costs incurred in connection with warrant liabilities	(511,177)
Interest earned on marketable securities held in Trust Account	32,396

Other expense, net	(28,041,890)

Net loss	$(29,637,673)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,317,710

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$—

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	6,498,571

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(4.56)

The accompanying notes are an integral part of the financial statements.

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 8, 2020 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Common Stock		Class B Common Stock (1)		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – July 8, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock	—	—	7,187,500	719	24,281	—	25,000
Sale of 25,435,000 Units, net of underwriting discounts	25,435,000	2,544	—	—	231,433,823	—	231,436,367
Cash received in excess of fair value of private warrants	—	—	—	—	1,914,360	—	1,914,360
Forfeiture of Founder Shares	—	—	(828,750)	(83)	83	—	—
Class A common stock subject to possible redemption	(19,873,805)	(1,988)	—	—	(198,736,062)	—	(198,738,050)
Net loss	—	—	—	—	—	(29,637,673)	(29,637,673)

Balance – March 31, 2021	5,561,195	$556	6,358,750	$636	$34,636,485	$(29,637,673)	$5,000,004

(1)

On November 10, 2020, the Initial Stockholders’ contributed an aggregate of 1,437,500 shares of Class B common stock back to the Company for no consideration, resulting in an aggregate of 7,187,500 shares of Class B common stock issued and outstanding on such date. All share and per-share amounts have been retroactively restated to reflect the stock cancellation (see Note 6).

The accompanying notes are an integral part of the financial statements.

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 8, 2020 (INCEPTION) THROUGH MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(29,637,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in value of warrant liabilities	27,563,109
Transaction costs incurred in connection with warrant liabilities	511,177
Interest earned on marketable securities held in Trust Account	(32,396)
Changes in operating assets and liabilities:
Prepaid expenses	(25,816)
Accrued expenses	601,749

Net cash used in operating activities	(1,019,850)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(254,350,000)

Net cash used in investing activities	(254,350,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	249,263,000
Proceeds from sale of Private Placement Warrants	6,837,000
Proceeds from promissory note – related party	150,000
Repayment of promissory note – related party	(150,000)
Payment of offering costs	(423,527)

Net cash provided by financing activities	255,676,473

Net Change in Cash	306,623
Cash – Beginning of period	—

Cash – End of period	$306,623

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$227,864,037

Change in value of Class A common stock subject to possible redemption	$(27,563,109)

Deferred underwriting fee payable	$8,902,250

Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$25,000

The accompanying notes are an integral part of the financial statements.

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Northern Star Acquisition Corp. (now known as The Original BARK Company) (the “Company”) was incorporated in Delaware on July 8, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in North America that provide technology-enabled solutions in industrial and industrial distribution markets. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On December 28, 2020, the Company changed its fiscal year end from December 31 of each year to March 31 of each year.

The Company has one subsidiary, NSAC Merger Sub Corp., a wholly-owned subsidiary of the Company incorporated in Delaware on December 14, 2020 (“Merger Sub”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On November 24, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company consummated the sale of an additional 435,000 Units, at $10.00 per Unit for additional gross proceeds of $4,350,000, and the sale of an additional 58,000 Private Warrants, at $1.50 per Private Warrant for additional gross proceeds of $87,000.

Transaction costs amounted to $14,437,777, consisting of $5,087,000 of underwriting fees, $8,902,250 of deferred underwriting fees and $448,527 of other offering costs. Of the total transaction costs, $13,926,600 were charged to additional paid in capital and $511,177 were charged to other income (expense) transaction costs incurred in connection with warrant liabilities.

Following the closing of the Initial Public Offering on November 13, 2020 and the underwriter’s election to partially exercise their over-allotment on November 24, 2020, an amount of $254,350,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction or otherwise elects not to vote on the proposed transaction.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

The Company will have until November 13, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of March 31, 2021, the Company had $306,623 in its operating bank accounts, $254,382,396 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $230,621, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2021, approximately $32,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Business Combination

The Company consummated the Business Combination (reverse recapitalization) on June 1, 2021. As such, cash of approximately $396 million, representing the proceeds from the Trust Account and the PIPE financing, net of transaction expenses, became available to the post-merged company. As a result, the post-merged company has sufficient liquidity to meet its obligations for twelve months from the date that these financial statements are issued.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. These securities are treated as trading and fair valued on a recurring basis with gains and losses included in Other Income (Expense).

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

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period July 8, 2020 (Inception) Through March 31, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$32,396
Less: interest available to be withdrawn for payment of taxes	(32,396)

Net income attributable	$—

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	2,317,710

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(29,637,673)
Add: Net loss allocable to Class A Common stock subject to possible redemption	—

For the Period July 8, 2020 (Inception) Through March 31, 2021
Non-Redeemable Net Loss	$(29,637,673)

Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,498,571

Basic and diluted net loss per share, Non-redeemable common stock	$(4.56)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

See Note 10 Fair Value Measurements for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,500,000 Private Warrants at a price of $1.50 per Private Warrant, for an aggregate purchase price of $6,750,000. On November 24, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 58,000 Private Warrants to the Sponsor, at a price of $1.50 per Private Warrant, generating gross proceeds of $87,000. Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. The proceeds from the sale of the Private Warrants were added to

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 4. PRIVATE PLACEMENT (continued)

the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 6. COMMITMENTS (continued)

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

Consulting Agreements

In November 2020, the Company entered into consulting agreements with several consultants to assist the Company with due diligence, deal structuring, investor relations services in connection with a potential merger, capital share exchange and asset acquisition or similar business combination. For the period from July 7, 2020 (inception) through March 31, 2021, the Company incurred and paid $252,500 of consulting fees. A success fee of $10,000,000 is payable to a third party upon the successful completion of a Business Combination for sourcing, due diligence, deal structuring, documentation and other services relating to consummating a Business Combination.

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

The Merger is expected to be consummated after the required approval by our stockholders at our annual meeting of stockholders, which is scheduled for May 28, 2021, and the fulfillment of certain other conditions set forth in the Merger Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 5,561,195 shares of Class A common stock issued and outstanding, excluding 19,873,805 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021, there were 6,358,750 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock on the first business day following the completion of a Business Combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 7. STOCKHOLDERS’ EQUITY (continued)

all Founder Shares will equal, on an as-converted basis, 20% of the sum of (i) the total number of shares of Class A common stock issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the completion of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of working capital loans. In no event will the shares of Class B common stock convert into shares of Class A common stock at a rate of less than one to one.

NOTE 8. WARRANTS

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a share of Class A common stock upon exercise of a warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the issuance of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, it will not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•

if, and only if, the reported last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

However, in this case, the Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of our Class A common stock is available throughout the 30-day redemption period. Any such exercise would not be on a “cashless” basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 8. WARRANTS (continued)

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

•	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and

•

if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A common (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets at March 31, 2021 is as follows:

Deferred tax assets (liability)
Net operating loss carryforward	$23,974
Unrealized gain on marketable securities	(2,582)
Start-up Costs	306,668

Total net deferred tax assets	328,060
Valuation Allowance	(328,060)

Net Deferred tax assets	$—

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 9 — INCOME TAX (continued)

The income tax provision for the period from July 7, 2020 (inception) through March 31, 2021 consists of the following:

Federal
Current	$—
Deferred	(328,060)
State and Local
Current	—
Deferred	—
Change in valuation allowance	328,060

Income tax provision	$—

As of December 31, 2020, the Company had $23,974 of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from July 8, 2020 (inception) through March 31, 2021, the change in the valuation allowance was $328,060.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
Change in fair value of warrants	(19.5)%
Transaction costs incurred in connection with warrant liabilities	(0.4)%
Valuation allowance	(1.1)%

Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax return for the year ended December 31, 2020 remains open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 10. FAIR VALUE MEASUREMENTS (continued)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$254,382,396

Liabilities:
Warrant Liability – Public Warrants	1	$25,519,782
Warrant Liability – Private Placement Warrants	3	$15,953,000

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

Initial Measurement – Monte Carlo and Black-Scholes
Risk-free rate	0.6%
Remaining term in years	5.75
Expected volatility	19.0%
Exercise price	$11.50
Fair value of common stock	$9.65
Expected probability to consummate a business combination	88.3%

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

THE ORIGINAL BARK COMPANY

(F/K/A NORTHERN STAR ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 10. FAIR VALUE MEASUREMENTS (continued)

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

Input	March 31, 2021
Risk-free rate	0.95%
Remaining term in years	5.13
Expected volatility	40.2%
Exercise price	$11.50
Fair value of common stock	$11.12
Expected probability to consummate a business combination	88.3%

As of March 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $16.0 million and $25.5 million, respectively, based on the closing price of PIC.WS on that date of $3.01 for the Public Warrants and based upon a Black-Scholes Model fair value of the Private Warrants of $3.50.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 8, 2020 (inception)	$—	$—	$—
Initial fair value – November 13,2020	4,922,640	8,987,033	13,909,673
Change in fair value	1,030,360	16,532,749	27,563,109

Fair value as of March 31, 2021	$15,953,000	$25,519,782	$41,472,782

(2)

Due to the use of quoted prices in an active market (Level 1) to measure the fair values of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $9.0 million during the period from November 13, 2020 through March 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the Company’s name change and consummation of business combination, disclosed in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.