Form 10-K/A
period 2021-03-31
Original Bark Co
filed 2021-06-07
CIK 1819574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K (the “Amendment”) amends our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission on June 7, 2021 (the “Form 10-K”). This Amendment is being filed solely to correct certain clerical errors in the XBRL Interactive Data exhibits to the Form 10-K.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer as exhibits 31.1, 31.2, 32.1 and 32.2. Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the Form 10-K. This Amendment consists solely of the cover page, this explanatory note, the signature page and the certifications and XBRL required to be filed as exhibits hereto.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

The exhibits listed in the “Index to Exhibits” below are filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of June, 2021.

THE ORIGINAL BARK COMPANY

By:	/s/ Manish Joneja
Manish Joneja
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Manish Joneja	Chief Executive Officer and President	June 7, 2021
Manish Joneja	(Principal Executive Officer)

/s/ John Toth	Chief Financial Officer	June 7, 2021
John Toth	(Principal Financial and Accounting Officer)

*	Executive Chairman	June 7, 2021
Matt Meeker

*	Director	June 7, 2021
Jonathan J. Ledecky

*	Director	June 7, 2021
Joanna Coles

*	Director	June 7, 2021
Jim McGinty

*	Director	June 7, 2021
Elizabeth McLaughlin

*By:	/s/ John Toth
John Toth
Attorney-in-fact