Form 10-Q
period 2021-06-30
Original Bark Co
filed 2021-08-10
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39691
THE ORIGINAL BARK COMPANY
(Exact name of registrant as specified in its charter)

Delaware	83-4109918
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)
212 Canal Street
New York, NY, 10013
(855) 501-2275
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Manish Joneja
Chief Executive Officer
221 Canal Street
New York, NY 10013
855-501-2275
(Former Name or Former Address, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	BARK	New York Stock Exchange
Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	BARK WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2021, there were 168,315,015 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including, without limitation, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, implementation, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex and evolving regulatory requirements applicable to the healthcare industry. These statements are based on management's current expectations, but actual results may differ materially due to various factors.
The forward-looking statements contained in this quarterly report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part II, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: “Risk Factors” may not be exhaustive.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report on Form 10-Q. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this quarterly report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE ORIGINAL BARK COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	March 31,
	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$321,000	$38,278
Accounts receivable—net	8,127	8,927
Prepaid expenses and other current assets	5,359	7,409
Inventory	102,305	77,454
Total current assets	436,791	132,068
PROPERTY AND EQUIPMENT—NET	18,999	13,465
INTANGIBLE ASSETS—NET	2,445	2,070
OTHER NONCURRENT ASSETS	4,421	3,260
TOTAL ASSETS	$462,656	$150,863
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	33,194	50,501
Accrued and other current liabilities	77,560	44,605
Deferred revenue	30,654	27,177
Total current liabilities	141,408	122,283
LONG-TERM DEBT	71,583	115,729
OTHER LONG-TERM LIABILITIES	7,818	11,834
Total liabilities	220,809	249,846
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Convertible preferred stock (Series Seed, A, B, C, and C-1) $0.0001 par value with aggregate liquidation preference of $0 and $62,800 at June 30, 2021 and March 31, 2021 respectively; 0 and 8,010,560 shares authorized; 0 and 7,752,515 shares issued and outstanding at June 30, 2021 and March 31, 2021 respectively.	—	59,987
Total redeemable convertible preferred stock	—	59,987
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 166,704,484 shares issued and outstanding as of June 30, 2021 and 17,000,000 shares authorized; 5,498,588 shares issued and outstanding as of March 31, 2021.	1	—
Treasury stock, at cost	—	(4,764)
Additional paid-in capital	446,602	25,748
Accumulated deficit	(204,756)	(179,954)
Total stockholders’ equity (deficit)	241,847	(158,970)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$462,656	150,863
See notes to condensed consolidated financial statements

THE ORIGINAL BARK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2021	2020
REVENUE	$117,606	$74,808
COST OF REVENUE	47,815	27,888
Gross profit	69,791	46,920
OPERATING EXPENSES:
General and administrative	69,471	32,036
Advertising and marketing	17,178	11,575
Total operating expenses	86,649	43,611
LOSS FROM OPERATIONS	(16,858)	3,309
INTEREST EXPENSE	(1,561)	(1,514)
OTHER INCOME—NET	(6,385)	221
NET INCOME (LOSS) BEFORE INCOME TAXES	(24,804)	2,016
PROVISION FOR INCOME TAXES	—	—
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(24,804)	$2,016

Net income (loss) per common share attributable to common stockholders—basic	$(0.23)	$0.08
Weighted average common shares used to compute net income (loss) per share attributable to common stockholders—basic	108,762,540	5,206,474
Net income (loss) per common share attributable to common stockholders—diluted	$(0.23)	$0.05
Weighted average common shares used to compute net income (loss) per share attributable to common stockholders—diluted	108,762,540	9,586,378

See notes to condensed consolidated financial statements

THE ORIGINAL BARK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)
Three months ended June 30, 2021

	Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-April 1, 2021	7,752,515	$59,987	5,498,588	$—	259,953	$(4,764)	$25,748	$(179,954)	$(158,970)
Net loss	—	—	—	—	—	—	—	(24,804)	(24,804)
Issuance for stock options exercised	—	—	424,384	—	—	—	197	—	197
Issuance for warrants exercised	—	—	231,153	—	—	—	104	—	104
Cumulative translation adjustment	—	—	—	—	—	—	—	2	2
Stock-based compensation	—	—	—	—	—	—	3,098	—	3,098
Conversion of Preferred Shares	(7,752,515)	(59,987)	7,752,515	—	—	—	59,987	—	59,987
Conversion of Convertible Notes	—	—	1,135,713	—	—	—	11,976	—	11,976
PIPE Issuance	—	—	20,000,000	—	—	—	200,000	—	200,000
Net equity infusion from the Merger	—	—	131,662,131	1	(259,953)	4,764	145,492	—	150,257
Balance-June 30, 2021	—	$—	166,704,484	$1	—	$—	$446,602	$(204,756)	$241,847
Three months ended June 30, 2020

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-April 1, 2020	7,752,515	$59,987	5,196,711	$—	259,953	$(4,755)	$17,931	$(148,563)	$(135,387)
Net Income	—	—	—	—	—	—	—	2,016	2,016
Issuance for stock options exercised	—	—	31,363	—	—	—	222	—	222
Stock-based compensation	—	—	—	—	—	—	388	—	388
Balance-June 30, 2020	7,752,515	$59,987	5,228,074	$—	259,953	$(4,755)	$18,541	$(146,547)	$(132,761)

THE ORIGINAL BARK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,804)	$2,016
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation & amortization	844	509
Amortization of deferred financing fees and debt discount	346	345
Bad debt expense	—	107
Stock-based compensation expense	3,098	388
Loss on extinguishment of debt	2,598	—
Change in fair value of warrant liabilities and derivatives	3,899	34
Changes in operating assets and liabilities:
Accounts receivable	818	(244)
Inventory	(24,851)	(6,690)
Prepaid expenses and other current assets	(1,329)	(424)
Other assets	(337)	—
Accounts payable and accrued expenses	(13,683)	(3,418)
Deferred revenue	3,478	4,807
Other liabilities	(11,948)	4,044
Net cash provided by (used in) operating activities	(61,871)	1,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized expenditures	(8,305)	(210)
Net cash used in investing activities	(8,305)	(210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of finance fees	(494)	(42)
Payments of transaction costs	(24,667)	—
Payment of deferred underwriting fees	(8,902)	—
Payment of capital lease obligations	(150)	—
Proceeds from equity infusion from the Merger, net of redemptions	227,092	—
Proceeds from PIPE issuance	200,000	—
Proceeds from the exercise of stock options	197	222
Proceeds from the exercise of warrants	104	—
Proceeds from convertible notes	—	1,000
Proceeds from debt	—	5,157
Payments of long-term debt	(39,457)	—
Net cash provided by financing activities	353,723	6,337

Effect of exchange rate changes on cash	2	—

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	283,547	7,601
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	39,731	9,676
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$323,278	$17,277

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	321,000	17,277
Restricted cash—Prepaid expenses and other current assets	2,278	—
Total cash, cash equivalents and restricted cash	$323,278	$17,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,552	$49
Cash paid for interest	$702	$1,236
Cash paid for sales tax	$12,934	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$59,987	$—
Issuance of common stock related to convertible notes	$12,793	$—
Capital contribution related to extinguishment of debt	$688	$—
Non-cash deferred issuance cost	$—	$25
Issuance of derivatives with debt	$—	$1,153
Issuance of convertible promissory notes	$—	$800
See notes to condensed consolidated financial statements

THE ORIGINAL BARK COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
The Original BARK Company (the “Company”), a Delaware corporation formerly known as Northern Star Acquisition Corp. ("Northern Star"), is an omnichannel brand serving dogs across the four key categories of Play, Food, Health and Home. The Company is located and headquartered in New York, New York.
On June 1, 2021 (the “Closing Date”), Northern Star completed the acquisition of Barkbox, Inc. (“Legacy BARK”), a Delaware corporation, pursuant to that certain Agreement and Plan of Reorganization (the “Merger Agreement”), dated December 16, 2020, by and among Northern Star, NSAC Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of Northern Star (“Merger Sub”), and Legacy Bark. At the Closing, Merger Sub merged with and into Legacy BARK, with Legacy BARK surviving the merger as a wholly owned subsidiary of Northern Star (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Also at the Closing, Northern Star changed its name to “The Original BARK Company.”
The Merger was accounted for as a reverse recapitalization with Legacy BARK as the accounting acquirer and Northern Star as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Legacy BARK and its wholly owned subsidiaries as if Legacy BARK is the predecessor to the Company.
Prior to the Merger, Northern Star ordinary shares and warrants were traded on the New York Stock Exchange (“NYSE”) under the ticker symbols “STIC” and “STIC WS,” respectively. On the Closing Date, the Company's common stock and warrants began trading on the NYSE under the ticker symbols “BARK” and “BARK WS,” respectively. See Note 3, “Merger,” for additional details.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of The Original BARK Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended March 31, 2021 and 2020.
The consolidated balance sheet as of March 31, 2021, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, required on an annual reporting basis.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2022, or any other period.

Except as described elsewhere in this Note 2 and in Note 3, “Merger”, there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of March 31, 2021 and 2020.
Although the Company has incurred recurring losses in each year since inception, the Company expects its cash and cash equivalents will be sufficient to fund operations for at least the next twelve months.
Use of Estimates—The Company makes estimates and assumptions about future events that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates, judgments and assumptions.
The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. Except with respect to estimates related to the warrant liabilities, there have been no material changes to the Company’s use of estimates as described in the audited consolidated financial statements as of March 31, 2021.
Impact of the COVID-19 Pandemic—The Company is closely monitoring the impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, on the U.S. and global economies and on the Company’s operating results, financial condition and cash flows. The estimates of the impact COVID-19 may have on the Company’s business may change based on new information that may emerge concerning COVID-19, the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. The Company has not incurred any significant impairment losses in the carrying values of its assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise the estimates reflected in its condensed consolidated financial statements.
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At June 30, 2021 and March 31, 2021, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level 3—Unobservable inputs that are supported by little or no market data for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Public warrant liability(1)	$29,505	$—	$—	$29,505
Private warrant liability(1)	$—	$15,862	$—	$15,862
Common stock warrant liability(1)	$—	$—	$797	$797
	$29,505	$15,862	$797	$46,164

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Preferred stock warrant liabilities(1)	$—	$—	$133	$133
Derivative liabilities(2)	—	—	$4,883	$4,883
	$—	$—	$5,016	$5,016
______________
(1)Included in accrued and other current liabilities.
(2)Included in other long-term liabilities.
The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit issued during the Company’s initial public offering on November 10, 2020 (the “IPO”), warrants sold in a private placement to Northern Star’s sponsor (the “Private Warrants”), and preferred share warrants issued by Legacy BARK which were assumed by the Company in connection with the Merger and exchanged into warrants for BARK common stock (the “Common Stock Warrants”). The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as current liabilities on the balance sheet at fair value upon the Closing of the Merger, with subsequent changes in their respective fair values recognized in other income, net on the condensed consolidated statements of operations and comprehensive loss at each reporting date.
Restricted Cash—The Company has restricted cash with its primary banks related to customs bonds required for the importing of goods. As of June 30, 2021 and March 31, 2021, the Company has classified $2.3 million and $1.5 million within prepaid expenses and other current assets, as restricted cash.
Concentration of Credit Risk and Major Customers and Suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various domestic financial institutions of high credit quality.
The Company’s accounts receivable are derived from sales contracts with large retail customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three months ended June 30, 2021 and 2020, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had three customers that accounted for 75% and three customers that accounted for 84% of gross accounts receivable as of June 30, 2021 and March 31, 2021, respectively.

Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended June 30, 2021 and 2020, the Company had two suppliers that accounted for 35% and two suppliers that accounted for 40% of total finished goods purchased, respectively. The Company had two suppliers that accounted for 30% and and two suppliers that accounted for 44% of the accounts payable balance as of June 30, 2021 and March 31, 2021, respectively.
Recent Accounting Pronouncements Issued but Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the consolidated financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this standard on April 1, 2022 and is continuing to evaluate the expected impact that the standard will have on its consolidated financial statements and related disclosures
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. This updated removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning April 1, 2022. The Company does not expect the adoption of ASU 2019-12 to have a material impact on the Company’s consolidated financial statements.

3.MERGER
On June 1, 2021, the Company consummated the Merger pursuant to the terms of the Merger Agreement, by and among the Company, NSAC Merger Sub, and Legacy BARK.
Immediately upon the consummation of the Merger and the other transactions contemplated by the Merger Agreement (collectively, the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy BARK, with Legacy BARK surviving the Business Combination as a wholly-owned subsidiary of the Company. In connection with the Transactions, the Company changed its name to “The Original BARK Company”.
The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP primarily due to the fact that Legacy BARK stockholders continue to control the Company post the closing of the Merger. Under this method of accounting, Northern Star is treated as the “acquired” company for accounting purposes and the Merger is treated as the equivalent of Legacy BARK issuing stock for the net assets of Northern Star, accompanied by a recapitalization. The net assets of Northern Star will be stated at historical cost, with no goodwill or other intangible assets recorded.
Pursuant to the Merger, at the Effective Time of the Merger (the “Effective Time”), each stockholder of Legacy BARK’s common and preferred stock, (including stockholders issued common stock as a result of the conversion of BARK’s outstanding convertible promissory notes issued in 2019 and 2020 (other than the 2025 Convertible Notes - see Note 5, “Debt”)) received 8.7425 shares of the Company’s common stock, par value $0.0001 per share, per share of Legacy BARK’s common stock and preferred stock, respectively, owned by such Legacy BARK stockholder that was outstanding immediately prior to the Closing.
In addition, pursuant to the terms of the Merger Agreement, at the effective time of the Merger, (1) options to purchase shares of BARK’s common stock were converted into options to purchase an aggregate of 29,257,576 shares of the Company's common stock and (2) warrants to purchase shares of Legacy BARK’s common and redeemable convertible preferred stock were converted into warrants to purchase an aggregate of 1,897,212 shares of the Company's common stock.
Additionally, at the Closing:
•The conversion obligations with respect to Legacy BARK’s 5.50% convertible senior secured notes due 2025 (the “2025 Convertible Notes”) were assumed by the Company and the 2025 Convertible Notes became convertible at the election of the holders into shares of the Company's common stock. As of the Closing, the 2025 Convertible Notes were convertible at the election of the holder into an aggregate of 7,713,121 shares of the Company's common stock based on the then outstanding principal and accrued interest. The 2025 Convertible Notes are still outstanding as of June 30, 2021;
•certain investors (the “PIPE Investors”) purchased an aggregate of 20,000,000 shares of the Company's common stock in a private placement at a price of $10.00 per share for an aggregate purchase price of $200,000,000 (the “PIPE” issuance);
•each of the 6,358,750 outstanding shares of Northern Star’s Class B common stock were converted into a share of the Company's common stock on a one-for-one basis. Each outstanding warrant of Northern Star entitles the holder to purchase shares of the Company's common stock at a price of $11.50 per share beginning on November 13, 2021.
•the Company amended and restated its amended and restated certificate of incorporation, increasing the number of shares of common stock authorized to issue to 500,000,000 shares.

4.REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s standard payment terms vary but do not result in a significant delay between the timing of invoice and payment. The Company occasionally negotiates other payment terms during the contracting process for its retail business. The Company has elected the practical expedient to not adjust the total consideration within a contract to reflect a financing component when the duration of the financing is one year or less.

Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three-months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	June 30,
	2021	2020
Revenue
Direct to Consumer:
Toys and treats subscription	$103,089	$65,608
Other	$2,287	$1,491
Total Direct to Consumer	$105,376	$67,099
Commerce	$12,230	$7,709
Revenue	$117,606	$74,808
Contract Liability
The Company’s contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.
Contractual liabilities included in deferred revenue were $30.7 million and $27.2 million as of June 30, 2021 and March 31, 2021, respectively. During the three months ended June 30, 2021, the Company recognized $4.8 million of revenue included in deferred revenue as of March 31, 2021.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. Performance obligations are satisfied as of a point in time and are supported by contracts with customers. The Company has elected to not disclose information related to remaining performance obligations due to their original expected terms being one year or less.
5.DEBT
As of June 30, 2021 and March 31, 2021, long-term debt consisted of the following (in thousands):

	As of June 30,	As of March 31,
	2021	2021
2025 Convertible Notes	$75,000	$75,000
Western Alliance revolving line of credit & term loan	$—	$34,300
Convertible promissory notes	$—	$7,167
PPP loan	$—	$5,157
	$75,000	$121,624
Less: deferred financing fees and debt discount	$(3,417)	$(5,895)
Total long-term debt	$71,583	$115,729

Western Alliance Bank—Line of Credit and Term Loan
In October 2017, the Company entered into a new loan and security agreement (the “Western Alliance Agreement”) and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provided for a secured revolving line of credit (the “Credit Facility”) in an aggregate principal amount of up to $35.0 million with a maturity date of October 12, 2020.
On December 7, 2018, the Company amended the Western Alliance Agreement, which included the issuance of a warrant to purchase common stock (“Subsequent Western Alliance Warrant”) to Western Alliance. The modification to the Western Alliance Agreement provided for an additional term loan of $10.0 million at issuance and an incremental seasonal loan of $5.0 million. The seasonal loan matured and was repaid on March 31, 2020. The term loan matures December 31, 2021.
On July 31, 2020, the Company amended the Western Alliance Agreement and extended the expiration of the warrants to July 31, 2030. The modification to the Western Alliance Agreement amended the maturity date of the Credit Facility to August 12, 2021.
On November 27, 2020, the Company repaid the outstanding $10.0 million principal of the term loan with Western Alliance Bank, as well as $0.2 million of early repayment fees, using proceeds from the issuance of the 2025 Convertible Notes (the “2025 Convertible Notes”). See further discussion of the 2025 Convertible Notes issuance below.
In conjunction with the 2025 Convertible Notes issuance, the Company amended the Western Alliance Agreement to extend the Credit Facility repayment date from August 12, 2021 to December 31, 2021.
On January 22, 2021, the Company amended the Western Alliance Agreement to extend the Credit Facility maturity date to May 31, 2022.
The interest rate for borrowings under the Credit Facility, as amended, is equal to (i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time (the “Prime Rate”) and 5.25%, plus (ii) half of one percent (0.50%), per annum.
The Credit Facility has a borrowing base subject to an amount equal to eighty percent (80.00%) of the Company’s trailing three months of subscription revenue. Western Alliance has first perfected security in substantially all of the Company’s assets, including its rights to its intellectual property.
As of March 31, 2021, the Company had $34.3 million of outstanding borrowings under the Credit Facility, recorded as debt on the accompanying consolidated balance sheets. On June 15, 2021, in connection with the Merger, the Company repaid the outstanding balance on the Credit Facility, and as of June 30, 2021 there are no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million remains available to be borrowed by the Company if or when needed through the termination date of the agreement of May 31, 2022.
Under the terms of this Credit Facility, the Company is required to comply with certain financial and nonfinancial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western Alliance Agreement. As of June 30, 2021 and March 31, 2021, the Company was compliant with its financial covenants.
Convertible Promissory Notes
On December 19, 2019, the Company entered into a note purchase agreement and issued individual convertible promissory notes thereunder (the “2019 Notes”), with an option for subsequent closings through May 1, 2020 for up to $10.0 million in aggregate principal. The Company received gross proceeds of $3.9 million in two December 2019 closings. The 2019 Notes bore interest at a rate of 7% per year, capitalized quarterly, and payable in kind (“PIK Interest”). The 2019 Notes had a maturity date of December 19, 2024, unless previously converted into equity securities pursuant to the terms of the note purchase agreement.

On March 31, 2020, the Company entered into a note purchase agreement and issued individual convertible promissory notes thereunder (the “2020 Notes”), with an option for subsequent closings through May 1, 2020 for up to $10.0 million in aggregate principal. The Company received gross proceeds of $1.5 million from the initial closing of the note purchase agreement on March 31, 2020 with employees, founders, and existing investors, representing a related party transaction. The agreement consisted of both Pro Rata Notes and a Super Pro Rata Note. Pro-Rata Notes are defined as one or more promissory notes issued to each lender with respect to the amount of the lender’s consideration, up to the lender’s pro rata amount as set forth in the note purchase agreement. Super Pro-Rata Notes are defined as one or more promissory notes issued to each lender with respect to the lender’s amount of consideration paid in excess of their pro rata amount. The Super Pro Rata Notes bore interest at a rate of 10% per year, capitalized quarterly, and payable in kind (“PIK Interest”), while the Pro Rata Notes bore interest at a rate of 8% per year, capitalized quarterly, and PIK Interest. The 2020 Notes had a maturity date of March 30, 2023, unless previously converted into equity securities pursuant to the terms of the note purchase agreement.
On May 1, 2020, the Company received gross proceeds of $1.0 million from the second closing of the March 31, 2020 note purchase agreement with existing investors, representing a related party transaction.
On June 18, 2020, the Company amended the term loan with Pinnacle Ventures, LLC (“Pinnacle”), which extended the initial principal repayment period. In consideration of the modification, the Company issued to Pinnacle convertible promissory notes under the March 31, 2020 note purchase agreement of $0.8 million from the third closing of the March 31, 2020 note purchase agreement.
On November 27, 2020, in connection with the 2025 Convertible Notes issuance, the Company entered into subordination agreements with the holders of the 2019 Notes and 2020 Notes and extended the maturity of the notes to May 30, 2026.
On December 16, 2020, in connection with the execution of the Merger Agreement, the Company amended the note purchase agreements associated with the 2019 Notes and 2020 Notes to amend the conversion terms of the notes.
The 2019 Notes and 2020 Notes included the following features that were assessed and determined to meet all of the criteria required to be separated as an embedded derivative from its host:
•In-substance put options upon Qualified or Non-Qualified Equity Financing
•Redemption (put option) upon deemed liquidation event
As of March 31, 2021, the Company had $7.2 million of outstanding borrowings under the 2019 Notes and 2020 Notes.
On June 1, 2021, in connection with the closing of the Merger, the outstanding principal and interest of the 2019 Notes and 2020 Notes were converted to 1,135,713 common shares of The Original Bark Company, with a fair value of $12.7 million. The conversion of the notes resulted in a loss on extinguishment of $2.6 million recorded to other expense included in other income, net on the condensed consolidated statement of operations and comprehensive loss, as well as a capital contribution of $0.7 million recorded to additional paid-in-capital on the condensed consolidated balance sheet for the portion of the loss associated with the 2020 Notes which were with related parties.
Paycheck Protection Program
On April 24, 2020, the Company received funds of $5.2 million under the Paycheck Protection Program (“PPP”), a part of the CARES Act. The loan was serviced by Western Alliance Bank, and the application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan necessary to support ongoing operations.
On June 11, 2021, the Company voluntarily repaid in full the outstanding principal and interest amounts of the PPP loan.

2025 Convertible Notes
On November 27, 2020, the Company issued $75 million aggregate principal amount of 2025 Convertible Notes to Cede & Co. under an indenture, dated as of November 27, 2020, between Legacy BARK and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Company received net proceeds of approximately $74.7 million from the sale of the 2025 Convertible Notes, after deducting fees and expenses of approximately $0.3 million. The Company recorded the expenses as a discount to the note and will amortize over the term of the note. The 2025 Convertible Notes will mature on December 1, 2025, unless earlier converted, redeemed or repurchased. For a period of one year from the issuance date of the 2025 Convertible Notes, certain funds affiliated with Magnetar Financial LLC (collectively, “Magnetar”) may request the Company issue additional notes up to $25.0 million aggregate principal amount.
The Company used approximately $27.6 million of the net proceeds from the sale of the 2025 Convertible Notes to repay the outstanding term loans with Western Alliance Bank and Pinnacle.
The 2025 Convertible Notes are governed by the Indenture. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1st of each year commencing December 1, 2021, compounded annually.
If the 2025 Convertible Notes are not converted into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of June 30, 2021. Therefore, the Company did not record a derivative liability related to these features at June 30, 2021. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of both June 30, 2021 and March 31, 2021, the Company had $75.0 million of outstanding borrowings under the 2025 Convertible Notes agreement.
6.REDEEMABLE CONVERTIBLE PREFERRED STOCK
The following table summarizes issued and outstanding redeemable convertible preferred stock of Legacy BARK as of both immediately prior to the Merger and March 31, 2021 (in thousands, except share and per share information):

Redeemable Convertible Preferred Stock	Shares	Carrying Value
Series Seed	2,057,188	$1,897
Series A	2,110,400	4,948
Series B	990,068	10,285
Series C	2,142,188	34,585
Series C-1	452,671	8,272
Prior to the completion of the Merger there were no significant changes to the terms of the Redeemable Convertible Preferred Stock. Upon the Closing of the Merger, the redeemable convertible preferred stock converted into common stock based on the Merger’s exchange ratio of 8.7425 of the Company’s common stock for each Legacy BARK share. The Company recorded the conversion at the carrying value of the redeemable convertible preferred stock at the time of Closing. There are no shares of redeemable convertible preferred stock authorized or outstanding as of June 30, 2021.

7.STOCK-BASED COMPENSATION PLANS
Stock Option Plans
The Barkbox, Inc. 2011 Stock Incentive Plan (as amended from time to time, the “2011 Plan”) provides for the award of stock options and other equity interests in the Company to directors, officers, employees, advisors or consultants of the Company.
On June 1, 2021, in connection with the Merger, the 2021 Equity Incentive Plan (the “2021 Plan”) became effective and 16,929,505 authorized shares of common stock were reserved for issuance thereunder. In addition, pursuant to the terms of the Merger Agreement, at the effective time of the Merger, options to purchase shares of Legacy BARK’s common stock previously issued under the 2011 Plan were converted into options to purchase an aggregate of 29,390,344 shares of BARK common stock. As of June 30, 2021, 16,929,505 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no more shares available for grant under the 2011 Plan.
Beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan shall increase by a number, determined by the Company's board of directors on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. As of the effective date of the 2021 Plan, no further stock awards have been or will be granted under the 2011 Plan.
The 2011 and 2021 Plans (together, the “Plans”) are administered by the Company’s Compensation Committee of its board of directors (the “Compensation Committee”). The exercise prices, vesting and other restrictions are determined by the Board, except that the exercise price per share of a stock option may not be less than 100% of the fair value of the common share on the date of grant. Stock options awarded under the Plans typically expire 10 years after the date of the grant and generally have vesting conditions of 25% on the first anniversary of the date of grant and 75% on a monthly basis at a rate of 1/36th unless otherwise decided by the Compensation Committee. The Plans provide that the Compensation Committee shall determine the vesting conditions of awards granted under the Plans, and the Compensation Committee has from time to time approved vesting schedules for certain awards that deviate from the vesting conditions contained in the previous sentence.
Stock Option Activity
During the three months ended June 30, 2021 the Company granted to its employees equity awards to purchase an aggregate of 397,780 shares of common stock with a weighted average exercise price of $9.62 vesting over a four-year period.
The following table summarizes the total stock-based compensation expense by function for the three months ended June 30, 2021 and 2020, which includes expense related to options, restricted stock units, and secondary sales (in thousands):

	Three months ended
	June 30,
	2021	2020
General and administrative	$3,070	$360
Advertising and marketing	$28	$28
Total stock-based compensation expense	$3,098	$388
Employee Stock Purchase Plan
In June 2021, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective. The 2021 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 3,385,901 shares of common stock have been reserved for future issuance under the 2021 ESPP. On the first day of each fiscal year commencing on April 1, 2022 and ending on (and including) March 31, 2041, the aggregate number of shares of common stock that may be issued under the ESPP shall increase by a number, determined by the Company's board of directors on or before May 1st of such fiscal year, not to exceed the lesser of (i) one percent (1%) of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year or (ii) 1,500,000 shares of common stock. If the board of directors does not determine to increase the aggregate number of shares of common stock in the ESPP by May 1st of such fiscal year, such increase shall be zero.
8.COMMITMENT AND CONTINGENCIES
Litigation
The Company is party to various actions and claims arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows. However, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s condensed consolidated financial condition or results of operations.
9.INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three months ended June 30, 2021 due to the expected loss before income taxes to be incurred for the year ended March 31, 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
10.OTHER INCOME—NET
Other income—net consisted of the following:

	Three Months Ended June 30,
	2021	2020
Other income—net:
Other income	$112	$187
Change in fair value of warrants	(3,899)	—
Change in fair value of derivative liability	—	34
Loss on extinguishment of debt	(2,598)	—
	$(6,385)	$221

11.NET LOSS PER SHARE
Basic and diluted loss per share attributable to common stockholders were calculated as follows:

	Three Months Ended June 30,
	2021	2020
Numerator:
Net income (loss)	$(24,804)	$2,016
Less: Earnings attributable to participating securities	$—	$(1,583)
Net loss attributable to common stockholders—basic and diluted	$(24,804)	$433
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	108,762,540	5,206,474
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive preferred stock	$—	3,333,119
Effect of potentially dilutive stock options to purchase common stock	$—	971,920
Effect of potentially dilutive warrants to purchase common stock	$—	74,342
Effect of potentially dilutive warrants to purchase preferred stock	$—	523
Weighted average common shares outstanding—diluted	108,762,540	9,586,378
Net income (loss) per share attributable to common stockholders
Net income (loss) per share attributable to common stockholders - basic	$(0.23)	$0.08
Net income (loss) per share attributable to common stockholders - diluted	$(0.23)	$0.05
For the three months ended June 30, 2021, the Company’s potential dilutive securities, which include stock options and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months ended June 30, 2021.
As the Company had net income during the three months ended June 30, 2020, the Company’s potential dilutive securities, which include preferred stock, stock options and warrants, were included in the calculation of diluted net income per share attributable to common stockholders.
The Company excluded the following potential common stock, presented based on amounts outstanding at June 30, 2021 from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	As of June 30,
	2021	2020
Stock options to purchase common stock	29,225,320	—
Warrants to purchase common stock	13,347,417	—
2025 convertible notes as converted to common stock	7,744,063	—
The Company also had convertible notes outstanding for the three months ended June 30, 2020, which could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three months ended June 30, 2020, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 5, “Debt,” for additional details.

12.SEGMENTS
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has two reportable segments: Direct to Consumer and Commerce. The Direct to Consumer segment derives revenue from the sale of BarkBox, Super Chewer, BARK Bright and BARK Eats subscriptions, as well as sales of toys and treats through the Company’s website, BarkShop. The Commerce segment derives revenue from the sale of toys, treats and BARK Home products through major retailers and online marketplaces. The Company has aggregated its product lines sold through the Company’s website into the Direct to Consumer segment. The Company has aggregated its BARK Home and Bark Retail operations into the Commerce segment. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. There are no internal revenue transactions between the Company’s segments.
The CODM reviews revenue and gross profit for both of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segments.
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Direct to Consumer:
Revenue	$105,376	$67,099
Cost of revenue	$40,819	$24,116
Gross profit	$64,557	$42,983
Commerce:
Revenue	$12,230	$7,709
Cost of revenue	$6,996	$3,772
Gross profit	$5,234	$3,937
Consolidated:
Revenue	$117,606	$74,808
Cost of revenue	$47,815	$27,888
Gross profit	$69,791	$46,920

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2021 contained in the Current Report on Form 8-K filed with the SEC on June 7, 2021. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended March 31, 2021, as amended, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of The Original BARK Company and its condensed consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended June 30, 2021 and 2020, respectively, present the financial position and results of operations of The Original BARK Company and its wholly-owned subsidiaries.
Overview
We are company of dog obsessed people dedicated to making dogs happy. We are a vertically integrated, data driven, omnichannel brand serving dogs across the four key categories of Play, Food, Health and Home. Our dog-obsessed team applies its unique, data-driven understanding of what makes each dog special to design playstyle-specific toys, delicious and satisfying treats, food, and wellness supplements, and best in class offerings that foster the health and happiness of dogs. Founded in 2012, we serve dogs nationwide with monthly subscription offerings, BarkBox and Super Chewer; a personalized meal delivery service for dogs, BARK Eats; custom collections through online marketplaces and via brick and mortar retail partners, including Target and Amazon; wellness products that meet dogs’ needs with BARK Bright through monthly subscriptions; our add to box platform; and individually on our website BarkShop.com.
Impact of COVID-19
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
As this crisis unfolded, we monitored conditions closely and adapted our operations to meet federal, state and local standards, while continuing to meet the needs of the dogs and dog parents we serve and to ensure the safety and well-being of our team members. While conditions appear to be improving, we are still unable to predict the duration of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, and therefore what the ultimate impact of the COVID-19 pandemic will be on the broader economy or our operating results, financial condition and cash flows. As such, risks still remain. Please refer to the “Special Note Regarding Forward-Looking Statements” and the “Risk Factors” in this Quarterly Report on Form 10-Q.
Key Performance Indicators
We use the following key financial and operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. These key financial and operating metrics should be read in conjunction with the following discussion of our results of operations and financial condition together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,

	2021	2020
Subscription Shipments (in thousands)	3,608	2,368
Average Monthly Subscription Shipment Churn	7.4%	6.2%
Active Subscriptions (in thousands)	1,952	1,382
New Subscriptions (in thousands)	280	303
CAC	48.36	30.83
LTV:CAC	5.0x	9.5x
Average Order Value	29.21	28.34
Subscription Shipments
We define Subscription Shipments as the total number of subscription product shipments shipped in a given period. Subscription Shipments does not include gift subscriptions or one-time subscription shipments.
Average Monthly Subscription Shipment Churn
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
Active Subscriptions
Our ability to expand the number of Active Subscriptions is an indicator of our market penetration and growth. We define Active Subscriptions as the total number of unique product subscriptions with at least one shipment during the last 12 months. Active Subscriptions does not include gift subscriptions or one-time subscription purchases.
New Subscriptions
We define New Subscriptions as the number of unique subscriptions with their first shipment occurring in a period.
Customer Acquisition Cost
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
Lifetime Value
Lifetime Value ("LV") is the dollar value of each subscription as measured by the cumulative Direct to Consumer Gross Profit for the average life of the subscription.
Average Order Value
Average Order Value (“AOV”) is Direct to Consumer revenue for the period divided by Subscription Shipments for the same period.

Components of Our Results of Operations
We operate in two reportable segments: Direct to Consumer and Commerce, to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of the business.
Revenue
Direct to Consumer
Direct to Consumer revenue consists of product sales through our monthly subscription boxes, as well as sales through our website, BarkShop.com (“BarkShop”):
Toys and Treats Subscriptions—Our principal revenue generating products consist of a tailored assortment of premium and highly durable toys and treats sold through our BarkBox and Super Chewer monthly subscriptions. BarkBox and Super Chewer subscription rates vary based on the type of subscription plan selected by the customer, with Super Chewer’s price point being slightly higher based on additional costs of the more durable product, but resulting in similar gross margins. Subscription plans are offered as monthly, six month or annual commitments. Subscription revenue is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box.
On a monthly basis, toys and treats subscription customers have the option to purchase additional toys, treats, or essential products to add to their respective subscription boxes, through our add to box (“ATB”) offering. ATB revenue is recognized at a point in time as control is transferred to the customer upon delivery of goods to the subscriber.
BARK Bright—BARK Bright revenue consists of sales of our health and wellness solutions, with our initial product being a dental solution, sold primarily through monthly subscriptions. Subscription revenue is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box. Revenue for BARK Bright sales to retailers and through marketplaces is recognized at a point in time upon delivery of goods.
BARK Eats—BARK Eats revenue consists of sales of personalized and nutritious meals for dogs sold at a meal per day price. Revenue is recognized at a point in time, as control is transferred to the customer upon delivery of goods.
BarkShop—BarkShop revenue consists of sales of individual toys and treats through our website, BarkShop. Revenue relating to the sale of goods on Barkshop is recognized at a point in time as control is transferred to the customer upon delivery of goods.
Commerce
We also generate revenue from product sales to retailers and through marketplaces. See below for additional information on each offering.
Retail—Retail revenue consists of sales of individual BARK toys, treats, and BARK Bright health and wellness solutions, mainly through major retailers. Revenue is recognized upon delivery to retailer.
Online Marketplaces—Online marketplaces revenue consists of sales of BARK Bright health and wellness solutions and BARK Home products sold through major marketplaces. BARK Home consists of an assortment of proprietary essential products for daily life, including dog beds, bowls, collars, harnesses and leashes. Online marketplaces revenue is recognized upon delivery of goods to the end customer.

Cost of Revenue
Cost of revenue primarily consists of the purchase price of inventory sold, inbound freight costs associated with inventory, shipping supply costs, and inventory shrinkage costs.
Operating Expenses
Operating expenses consist of general and administrative and advertising and marketing expenses.
General and Administrative
General and administrative expenses consists primarily of compensation and benefits costs, including stock-based compensation expense, office expense, including rent, insurance, professional service fees, and other general overhead costs including depreciation and amortization of fixed and intangible assets, account management support teams, and commissions. General and administrative expenses also includes fees charged by third parties that provide payment processing services, fulfillment costs, which represent costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to receiving, inspecting, picking, packaging and preparing customer orders for shipment, outbound freight costs associated with shipping orders to customers, and responding to inquiries from customers.
We expect to incur additional general and administrative expenses as a result of becoming a public company, including expenses related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations expenses, and professional services. As a result, we expect that our general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.
Advertising and Marketing
Advertising and marketing expense consists primarily of internet advertising, promotional items, agency fees, other marketing costs and compensation and benefits expenses, including stock-based compensation expense, for employees engaged in advertising and marketing.
Interest Expense
Interest expense primarily consists of interest incurred under our line of credit, term loan and convertible promissory notes agreements, and amortization of debt issuance costs.
Other Income (Expense), Net
Other income (expense), net, primarily consists of changes in the fair value of our warrant liabilities and loss on extinguishment.

Results of Operations
We operate in two reportable segments to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our condensed consolidated financial statements for the three months ended June 30, 2021 and 2020 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2021	2020	% Change
	(in thousands)
Condensed Consolidated Statement of Operation Data:
Revenue
Direct to Consumer	$105,376	$67,099	57.0%
Commerce	$12,230	$7,709	58.6%
Total revenue	$117,606	$74,808	57.2%
Cost of revenue
Direct to Consumer	40,819	24,116	69.3%
Commerce	6,996	3,772	85.5%
Total cost of revenue	47,815	27,888	71.5%
Gross profit	69,791	46,920	48.7%
Operating expenses:
General and administrative	69,471	32,036	116.9%
Advertising and marketing	17,178	11,575	48.4%
Total operating expenses	86,649	43,611	98.7%
Income (Loss) from operations	(16,858)	3,309	N/M
Interest expense	(1,561)	(1,514)	N/M
Other income (expense), net	(6,385)	221	N/M
Net Income (Loss) before income taxes	(24,804)	2,016	N/M
Provision for income taxes	—	—	0.0%
Net Income (Loss)	$(24,804)	$2,016	N/M

N/M means not meaningful.

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020
Revenue

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$105,376	$67,099	$38,277	57.0%
Commerce	12,230	7,709	4,521	58.6%
Total revenue	$117,606	$74,808	$42,798	57.2%
Percentage of Revenue
Direct to Consumer	89.6%	89.7%
Commerce	10.4%	10.3%

Direct to Consumer revenue increased by $38.3 million, or 57.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by the 52.4% or 1.2 million increase in Subscription Shipments, in addition to a 3.1% increase in average order value.
Commerce revenue increased by $4.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by the addition of new retail partners since June 30, 2020, as well as volume increases amongst existing retailer partners.
Gross Profit

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$64,557	$42,983	$21,574	50.2%
Commerce	5,234	3,937	1,297	32.9%
Total gross profit	$69,791	$46,920	$22,871	48.7%
Percentage of revenue	59.3%	62.7%
Direct to Consumer and Commerce gross profit increased by $21.6 million and $1.3 million, respectively, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, driven by the $42.8 million increase in revenue during the period.
Gross profit as a percentage of revenue decreased 3.4% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This decrease was primarily due to increased costs related to inbound freight.

Operating Expenses
General and Administrative Expense

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	( in thousands)
General and administrative	$69,471	$32,036	$37,435	116.9%
Percentage of revenue	59.1%	42.8%
General and administrative expense increased by $37.4 million, or 116.9%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to an increase in fulfillment and shipping costs due to the increase in revenue during the period, increased compensation expense as a result of higher employee headcount, including $3.1 million of stock compensation expense during the period, and $5.2 million of transaction costs incurred during the period in connection with the Merger.

Advertising and Marketing

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	( in thousands)
Advertising and marketing	$17,178	$11,575	$5,603	48.4%
Percentage of revenue	14.6%	15.5%
Advertising and marketing expense increased by $5.6 million, or 48.4%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to additional media advertising spend to acquire New Subscriptions during the period.
Interest Expense

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	( in thousands)
Interest expense	$(1,561)	$(1,514)	$(47)	3.1%
Percentage of revenue	(1.3)%	(2.0)%
Interest expense increased by less than $0.1 million, or 3.1%, for the three months ended June 30, 2021 compared to the three months June 30, 2020.
Other Income (Expense), Net

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	( in thousands)
Other income (expense), net	$(6,385)	$221	$(6,606)	N/M
Percentage of revenue	—%	0.3%
N/M means not meaningful.

Other income (expense) decreased by $6.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This decrease in other income (expense), net, was due to the $3.9 million of expense related to the changes in fair value of our warrant liabilities and $2.6 million of expense related to the loss on extinguishment of debt incurred from conversion of the 2019 and 2020 Notes in connection with the Merger.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. However, management believes that Adjusted Net Income (Loss), Adjusted Net Income (Loss) Margin, Adjusted Net Income (Loss) Per Common Share, Adjusted EBITDA and Adjusted EBITDA Margin, all non-GAAP financial measures (together the “Non-GAAP Measures”), provide investors with additional useful information in evaluating our performance.
We calculate Adjusted Net Income as net income (loss), adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax expense, (4) one-time transaction costs associated with the financing and merger and (5) loss on extinguishment of debt.
We calculate Adjusted Net Income Margin by dividing Adjusted Net Income for the period by Revenue for the period.
We calculate Adjusted Net Income (Loss) Per Common Share by dividing Adjusted Net Income for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.
We calculate Adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest expense, (2) depreciation and amortization, (3) stock-based compensation expense, (4) change in fair value of warrants and derivatives, (5) sales and use tax expense,(6) one-time transaction costs associated with the financing and merger and (7) loss on extinguishment of debt.
We calculate Adjusted EBITDA Margin by dividing Adjusted EBITDA for the period by Revenue for the period.
The Non-GAAP Measures are financial measures that are not required by, or presented in accordance with GAAP. We believe that the Non-GAAP Measures, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of the Non-GAAP Measures are helpful to our investors as they are measures used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.
The Non-GAAP Measures are presented for supplemental informational purposes only, have limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of the Non-GAAP Measures include that (1) the measures do not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect these capital expenditures, (3) Adjusted EBITDA and Adjusted EBITDA Margin do not consider the impact of stock-based compensation expense, which is an ongoing expense for our company and (4) Adjusted EBITDA and Adjusted EBITDA Margin do not reflect other non-operating expenses, including interest expense. In addition, our use of the Non-GAAP Measures may not be comparable to similarly titled measures of other companies because they may not calculate the Non-GAAP Measures in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider the Non-GAAP Measures alongside other financial measures, including our net income (loss) and other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted Net Income (Loss) to Net Income (Loss), the most directly comparable financial measure stated in accordance with GAAP, and the calculation of net loss margin, Adjusted Net Income (Loss) Margin and Adjusted Net Income (Loss) Per Common Share for the periods presented:
Adjusted Net Income (Loss)

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Net income (loss)	$(24,804)	$2,016
Stock-based compensation expense	$3,098	388
Change in fair value of warrants and derivatives	3,899	(34)
Sales and use tax expense (1)	—	597
Transaction costs (2)	5,198	—
Loss on extinguishment of debt	2,598	—
Adjusted net income (loss)	$(10,011)	$2,967
Less: Earnings attributable to participating securities	—	(2,017)
Net loss attributable to common stockholders—basic and diluted	$(10,011)	$950
Net loss margin	(21.09)%	2.69%
Adjusted net income (loss) margin	(8.51)%	3.97%

Adjusted net income (loss) per common share
Basic	$(0.09)	$0.18
Diluted	$(0.09)	$0.10
Weighted average common shares used to compute net loss per share attributable to common stockholders
Basic	108,762,540	5,206,474
Diluted	108,762,540	9,586,378

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Net income (loss)	$(24,804)	$2,016
Interest expense	1,561	1,514
Depreciation and amortization expense	844	509
Stock-based compensation expense	3,098	388
Change in fair value of warrants and derivatives	3,899	(34)
Sales and use tax expense (1)	—	597
Transaction costs (2)	5,198	—
Loss on extinguishment of debt	2,598	—
Adjusted EBITDA	$(7,606)	$4,990
Net loss margin	(21.09)%	2.69%
Adjusted EBITDA margin	(6.47)%	6.67%
______________
(1) Sales and use tax expense relates to recording a liability for sales and use tax we did not collect from our customers. Historically, we had collected state or local sales, use, or other similar taxes in certain jurisdictions in which we only had physical presence. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc. that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have positioned themselves to require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state and accordingly, we recorded a liability in those periods in which we created economic nexus based on each state’s requirements. Accordingly, we now collect, remit, and report sales tax in all states that impose a sales tax.
(2)Transactions costs represent non-recurring consulting and advisory costs with respect to the merger agreement entered into with Northern Star Acquisition Corp. on December 16, 2020.

Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings. As of June 30, 2021, we had cash and cash equivalents of approximately $321.0 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operating expenses for at least the next 12 months. We are required to comply with certain financial and non financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
Western Alliance Bank—Line of Credit and Term Loan
In October 2017, we entered into a new loan and security agreement (the “Western Alliance Agreement”) and issued a warrant to purchase preferred stock to Western Alliance Bank (“Western Alliance”), which provides for a secured revolving line of credit (the “Credit Facility”) in an aggregate principal amount of up to $35.0 million with a maturity date of October 12, 2020.
On December 7, 2018, we amended the Western Alliance Agreement, which included the issuance of a warrant to purchase common stock to Western Alliance. The modification to the agreement provided for an additional term loan of $10.0 million at issuance and an incremental seasonal loan of $5.0 million. The seasonal loan matured and was repaid on March 31, 2020.
On July 31, 2020, we amended the Western Alliance Agreement, and extended the expiration of the warrants to July 31, 2030. The modification to the Western Alliance Agreement amended the maturity date of the Credit Facility to August 12, 2021.
On November 27, 2020, we repaid the outstanding $10.0 million principal of the term loan with Western Alliance Bank, as well as $0.2 million of early repayment fees, using proceeds from the issuance of the 2025 Convertible Notes (the “2025 Convertible Notes”). See further discussion of the 2025 Convertible Notes issuance below.
In conjunction with the 2025 Convertible Notes issuance, the Company amended the Western Alliance Agreement to extend the Credit Facility repayment date from August 12, 2021 to December 31, 2021.
On January 22, 2021, we amended the Western Alliance Agreement to extend the Credit Facility maturity date to May 30, 2022.
On June 15, 2021, in connection with the Merger, the Company repaid the outstanding balance on the Credit Facility, and as of June 30, 2021 there are no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million remains available to be borrowed by the Company if or when needed through the termination date of the agreement of May 31, 2022.
The interest rate for borrowings under the Credit Facility, as amended, is equal to (i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time (the “Prime Rate”) and 5.25%, plus (ii) half of one percent (0.50%), per annum. As of March 31, 2021 and 2020 the weighted-average interest rate for the Western Alliance Credit Facility and term loans was 5.75% and 6.09%, respectively.
The Credit Facility has a borrowing base subject to an amount equal to eighty percent (80%) of our trailing three months of subscription revenue. Western Alliance has first perfected security in substantially all of our assets, including our rights to our intellectual property.
Under the terms of this Credit Facility, we are required to comply with certain financial and nonfinancial covenants, including covenants to maintain certain liquidity amounts, as defined in the Western Alliance Agreement, as amended.
Convertible Promissory Notes
On December 19, 2019, we entered into a note purchase agreement and issued individual convertible promissory notes thereunder, with an option for subsequent closings through May 1, 2020 for up to $10.0 million in aggregate principal. We received gross proceeds of $3.9 million in two December 2019 closings. The notes bore interest at a rate of 7% per year, capitalized quarterly, and payable in kind. The notes have a maturity date of December 19, 2024, unless previously converted into equity securities pursuant to the terms of the note purchase agreement.
On March 31, 2020, we entered into a note purchase agreement and issued individual convertible promissory notes thereunder, with an option for subsequent closings through May 1, 2020 for up to $10.0 million in aggregate principal. We received gross proceeds of $1.5 million from the initial closing of the note purchase agreement on March 31, 2020 with employees, founders, and existing investors, representing a related party transaction. The agreement consisted of both Pro Rata Notes and a Super Pro Rata Note. Pro-Rata Notes are defined as one or more promissory notes issued to each lender with respect to the amount of the lender’s consideration, up to the lender’s pro rata amount as set forth in the note purchase agreement. Super Pro-Rata Notes are defined as one or more promissory notes issued to each lender with respect to the lender’s amount of consideration paid in excess of their pro rata amount. The Super Pro Rata Notes bore interest at a rate of 10% per year, capitalized quarterly, and payable in kind, while the Pro Rata Notes bear interest at a rate of 8% per year, capitalized quarterly, and payable in kind.

Both the Pro Rata and Super Pro Rata notes have a maturity date of March 30, 2023, unless previously converted into equity securities pursuant to the terms of the note purchase agreement.
On May 1, 2020, we received gross proceeds of $1.0 million from the second closing of the March 31, 2020 note purchase agreement with existing investors.
On June 18, 2020, we amended a previously existing term loan agreement, which extended the initial principal repayment period. In consideration of the modification, we issued to the lender convertible promissory notes under the March 31, 2020 note purchase agreement of $0.8 million from the third closing of the March 31, 2020 note purchase agreement.
On December 16, 2020, in connection with the execution of the Merger Agreement, we amended the note purchase agreements associated with the convertible notes issued in 2019 and 2020 to amend the conversion terms of the notes.
On June 1, 2021, in connection with the closing of the Merger, the outstanding principal and interest of the 2019 Notes and 2020 Notes were converted to 1,135,713 shares of our common stock, with a fair value of $12.7 million. The conversion of the notes resulted in a loss on extinguishment of $2.6 million recorded to other expense included in other income, net on the condensed consolidated statement of operations and comprehensive loss, as well as a capital contribution of $0.7 million recorded to additional paid-in-capital on the condensed consolidated balance sheet for the portion of the loss associated with the 2020 Notes which were with related parties.
Paycheck Protection Program
On April 24, 2020, we received funds of $5.2 million under the Paycheck Protection Program (“PPP”), a part of the CARES Act. The loan was serviced by Western Alliance Bank, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support ongoing operations. On June 11, 2021, we voluntarily repaid the outstanding principal and interest amounts outstanding of the PPP loan.
2025 Convertible Notes
On November 27, 2020, we issued $75.0 million aggregate principal amount of 2025 Convertible Notes to CEDE &Co. We received net proceeds of approximately $74.7 million from the sale of the 2025 Convertible Notes, after deducting fees and expenses of approximately $0.3 million.
We used approximately $27.6 million of the net proceeds from the sale of the 2025 Convertible Notes to repay the outstanding term loans with Western Alliance Bank and our previously existing term loan agreement.
The 2025 Convertible Notes are governed by an indenture, dated as of November 27, 2020, between us and U.S. Bank National Association, as trustee and collateral agent. The 2025 Convertible Notes will bear interest at the annual rate of 5.50%, payable annually on December 1st commencing December 1, 2021, compounded annually. The 2025 Convertible Notes will mature on December 1, 2025, unless earlier converted, redeemed or repurchased.
Cash Flows
Comparison of the Three Months Ended June 30, 2021 and 2020.
The following table summarizes our cash flows for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$(61,871)	$1,474
Net cash provided used in investing activities	(8,305)	(210)
Net cash provided by financing activities	353,723	6,337
Net increase in cash and restricted cash	$283,547	$7,601
Cash flows provided by/used in Operating Activities
Net cash flows in operating activities represent the cash receipts and disbursements related to our activities other than investing and financing activities.
Net cash flows used in operating activities is derived by adjusting our net loss for:
•non-cash operating items such as depreciation and amortization, stock-based compensation and other non-cash income or expenses;
•changes in operating assets and liabilities reflect timing differences between the receipt and payment of cash associated with transactions.
For the three months ended June 30, 2021, net cash used in operating activities was $61.9 million. The $61.9 million of net cash used in operating activities consisted of net loss of $24.8 million adjusted for non-cash charges totaling $10.8 million and a net decrease of $47.9 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $3.9 million for changes in fair value of warrants, $3.1 million for stock based compensation, $2.6 million loss on extinguishment of debt and $0.8 million for depreciation and amortization. The decrease in our net operating assets and liabilities was driven by the changes in inventory of $24.9 million to support current demand, accounts payable and accrued expenses of $13.7 million related to increased expenditures to support general business growth, as well as the timing of payments, other liabilities of $11.9 million, and prepaid expenses and other current assets of $1.3 million. The decrease in our net operating assets and liabilities was partially offset by the change in deferred revenue of $3.5 million, and accounts receivable of $0.8 million.
For the three months ended June 30, 2020, net cash provided by operating activities was $1.5 million. The $1.5 million of net cash used in operating activities consisted of net income of $2.0 million adjusted for non-cash charges totaling $1.4 million and a net decrease of $1.9 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $0.5 million for depreciation and amortization, $0.4 million for stock based compensation and $0.4 million for amortization of debt discount and deferred issuance costs. The decrease in our net operating assets and liabilities was driven by the changes in inventory of $6.7 million to support demand and accounts payable and accrued expenses of $3.4 million related to expenditures to support general business operations, as well as the timing of payments. The decrease in our net operating assets and liabilities was partially offset by the change in deferred revenue of $4.8 million and other liabilities of $4.0 million.
Cash flows used in Investing Activities
For the three months ended June 30, 2021 and 2020, net cash used in investing activities was $8.3 million and $0.2 million, respectively, primarily due to purchases of fixed assets.
Cash flows provided by Financing Activities
For the three months ended June 30, 2021, net cash provided by financing activities was $353.7 million, primarily due to proceeds of $227.1 million proceeds from reverse recapitalization and proceeds from the PIPE of $200.0 million. The increase in cash provided by financing activities was partially offset by the repayments of outstanding borrowings on our line of credit of $34.3 million, payments of transaction costs of $24.7 million, payment of deferred underwriting fees $8.9 million, and repayment of the outstanding PPP loan of $5.2 million.

For the three months ended June 30, 2020, net cash provided by financing activities was $6.3 million, primarily due to proceeds from debt of $5.2 million, proceeds from convertible notes of $1.0 million and proceeds from the exercise of stock options of $0.2 million.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Except as described in Note 2, “Summary of Significant Accounting Policies – Recent Accounting Pronouncement Issued but Not Yet Adopted,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto for the year ended March 31, 2021 contained in the Current Report on Form 8-K filed with the SEC on June 7, 2021.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 in our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
JOBS Act Accounting Election
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act.
Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to our previously identified material weaknesses in internal control over financial reporting. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
BARK’s previously identified material weaknesses relate to (i) the lack of timely preparation and review of key account reconciliations, (ii) the lack of controls around inventory vendor management, (iii) internal controls over financial reporting were not formalized as it relates to processes over inventory management, and (iv) improper accounting for warrants issued in connection with our initial public offering.
BARK continues to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, improving and updating our systems, and further evolving our accounting processes. BARK will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all cases of error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
BARK is from time to time subject to, and is presently involved in, litigation and other legal proceedings. BARK believes that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on its business, financial condition or operating results.
ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this quarterly report on Form 10-Q, including our condensed consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this prospectus. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This quarterly report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See "Cautionary Note Regarding Forward-Looking Statements.”
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
BARK’s future success will depend in large part upon its ability to, among other things:
•cost-effectively acquire new subscribers and customers and engage with and retain existing subscribers and customers;
•successfully manage risks relating to the spread of COVID-19, including subsequent variants such as the delta variant, coupled with the loosening of governmental restrictions relating to COVID-19 , including any adverse impacts on its supply chain, workforce, facilities, customer services and operations, and including any changes in consumer demand as COVID-19 restrictions are eased and business re-open;
•increase its market share;
•market its products, including its ability to adapt to changes in search engine algorithms or change in policies or procedures of third parties through which BARK markets or sells its products;
•increase consumer awareness of its brand and maintain its reputation;
•anticipate and respond to macroeconomic changes;
•expand its offerings and geographic reach, including with respect to newly launched offerings such as BARK Eats;
•anticipate and effectively respond to changing trends and consumer preferences;
•manage its inventory effectively;
•compete effectively;
•avoid interruptions in its business from information technology downtime, cybersecurity breaches, or labor stoppages;
•effectively manage its growth;
•hire, integrate, and retain talented people at all levels of its organization;
•maintain the quality of its technology infrastructure; and
•retain its existing suppliers and attract new suppliers and scale its supply chain.
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
BARK’s results of operations have in the past and could in the future vary significantly from quarter-to-quarter and may fail to match the expectations of securities analysts because of a variety of factors, many of which are outside of BARK’s control and, as a result, should not be relied upon as an indicator of future performance. Factors that may contribute to the variability of BARK’s results of operations include:
•timing and success of new product offerings, particularly BARK Eats;
•its ability to attract and retain subscribers and customers;
•changes in its pricing policies and those of its competitors;
•its ability to maintain relationships with partners, and suppliers;
•its ability to adapt to changes in search engine algorithms or change in policies or procedures of third parties through which BARK markets or sells its products;
•changes in marketing effectiveness, marketing costs and timing of marketing campaigns;
•fluctuations in the key performance indicators that BARK utilizes in its operations or discloses to investors and analysts;

•the amount and timing of operating costs and capital expenditures related to the expansion of its business;
•announcements by competitors or other third parties of significant new products or acquisitions or entrance into its markets;
•instability in the financial markets;
•global economic conditions;
•the duration, extent, and effects of the COVID-19 pandemic, including subsequent variants such as the delta variant, coupled with loosening governmental restrictions as the pandemic conditions improve; and
•political, economic and social instability, including terrorist activities, and any disruption these events may cause to the global economy.
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
BARK has experienced significant growth in recent periods. For example, BARK’s revenues increased from $74.8 million in the three months ended June 30, 2020 to $117.6 million in the three months ended June 30, 2021, an increase of approximately 57.2%. Beginning in the first quarter of fiscal 2021, BARK saw an increase in the rate of BarkBox and Super Chewer subscriptions partially as a result of an increase in dog adoptions and purchases arising from more subscribers working remotely during the COVID-19 pandemic. As the COVID-19 pandemic or remote work conditions end, the trend of increased dog adoptions may not continue or BARK’s subscribers may elect to purchase fewer products for their dogs or to purchase dog products from traditional brick and mortar stores rather than from BARK, which could materially and adversely affect BARK’s business and results of operations. BARK believes that its continued growth in revenue will depend upon, among other factors, BARK’s ability to:
•acquire new subscribers who purchase subscriptions from BARK at the same or better rates as its existing subscriber base;
•retain its subscribers and have them continue to purchase subscription-based products from BARK at the same or better rates;
•increase the amount or categories of products subscribers purchase from BARK, such as through its Add-to-Box, or ATB, offerings;
•attract new suppliers to provide quality products that BARK can offer to its subscribers and customers at attractive prices;
•retain its existing suppliers and have them provide additional quality products that BARK can offer to its subscribers and customers at attractive prices;
•expand its product offerings, including the launch of new brands, including BARK Eats, and expansion into new offerings;
•increase the awareness of its brand;
•provide dogs and dog parents with a superior experience;
•develop new features to enhance the consumer experience;
•respond to changes in consumer access to and use of the Internet and mobile devices;

•react to challenges from existing and new competitors;
•develop a scalable, high-performance technology and fulfillment infrastructure that can efficiently and reliably handle increased demand, as well as the deployment of new features and the sale of new products and services;
•fulfill and deliver orders in a timely manner and in accordance with subscriber and customer expectations, which may change over time;
•respond to macroeconomic trends and their impact on consumer spending patterns, including with respect to the reopening of the economy and loosening of restrictions as COVID-19 pandemic conditions improve, coupled with the increased predominance of variants of COVID-19, such as the delta variant;
•hire, integrate and retain talented personnel;
•invest in the infrastructure underlying its website and other operational systems; and
•BARK’s ability to expand to and successfully operate in international markets in the future.
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
A high proportion of BARK’s revenue is recurring revenue that comes from subscribers, especially those subscribers who are highly engaged and purchase additional merchandise from BARK’s ATB offerings. Beginning in the first quarter of fiscal 2021, BARK saw an increase in the rate of BarkBox and Super Chewer subscriptions partially as a result of an increase in dog adoptions and purchases arising from more subscribers working remotely during the COVID-19 pandemic. As the COVID-19 pandemic or remote work conditions end, the trend of increased dog adoptions may not continue or BARK’s subscribers may elect to purchase fewer products for their dogs or to purchase dog products from traditional brick and mortar stores rather than from BARK, which could materially and adversely affect BARK’s business and results of operations.
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
BARK’s future growth and profitability will depend in large part upon the effectiveness and efficiency of its marketing, including BARK’s ability to:
•appropriately and efficiently allocate its marketing for multiple products;

•accurately identify, target and reach its audience of potential subscribers and customers with its marketing messages;
•select the right marketplace, media and specific media vehicle in which to advertise;
•adapt quickly to changes in the algorithmic logic, privacy policies, and other procedures used by search engines, social media platforms and other third party platforms on which BARK advertises or derives subscribers and customers;
•identify the most effective and efficient level of spending in each marketplace, media and specific media vehicle;
•determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;
•effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable subscriber and customer acquisition costs;
•differentiate its products as compared to other products;
•create greater brand awareness; and
•drive traffic to its website, and websites of its retail partners.
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
BARK has a history of losses and expects its operating losses to continue in the near-term as BARK increases investment in its business. As of March 31, 2021 and June 30, 2021, BARK had an accumulated deficit of $180.0 million and $204.8 million, respectively. Furthermore, it is difficult for BARK to predict its future results of operations with certainty. As a result, BARK’s losses may be larger than anticipated and BARK may never achieve profitability. BARK expects its operating expenses to increase over the next several years as BARK increases its advertising, expands into new markets, expands its offerings, hires additional personnel, incurs additional expenses related to being a public company and continues to develop features on its website and mobile application. In particular, BARK intends to continue to invest substantial resources to grow and diversify its product offerings and in marketing to acquire new subscribers and customers. Its operating expenses may also be adversely impacted by increased costs and delays in launching new markets and fulfillment centers and expanding fulfillment center capacity as a result of the COVID-19 pandemic. If BARK’s future growth and operating performance fail to meet investor or analyst expectations, its financial condition and stock price could be materially and adversely affected.
BARK relies on consumer discretionary spending and has been, and may in the future be, adversely affected by economic downturns and other macroeconomic conditions or trends.
BARK’s business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; global pandemics, including the COVID-19 pandemic and the loosening of restrictions as the pandemic conditions improve; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease again if the government does not continue such stimulus programs or businesses terminate the ability to work remotely. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that BARK offers, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
BARK currently has in-licenses to several entertainment properties, including SCOOB!, HOME ALONE, PEANUTS and Space Jam,, as well as certain sports, such as the NBA, and other well-known branded properties. These licenses typically have multi-year terms and provide BARK with the right to market and sell designated classes of products. If BARK fails to meet its contractual commitments and/or any of these licenses were to terminate and not be maintained, renewed or extended, or the popularity of any of these licensed properties was to significantly decline, its business would be damaged and BARK would need to successfully develop and market other products to replace the products previously offered under license.
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
The license agreements BARK enters into to obtain these rights usually require BARK to pay minimum royalty guarantees. While historically these guarantees have not been material, in the future such minimum guarantees may be substantial, and in some cases may be greater than what BARK is ultimately able to recoup from actual sales, which could result in write-offs of significant amounts, which, in turn, would harm its results of operations. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that BARK considers to be too high to be profitable, which may result in losing licenses that BARK currently holds when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment-based properties, BARK cannot guarantee that a particular property or brand will translate into successful products, and underperformance of any such products may result in reduced revenues and operating profit for us.
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
BARK relies on a limited number of contract manufacturers, suppliers and logistics providers to manufacture and transport its products. BARK’s reliance on a limited number of contract manufacturers for its products increases BARK’s risks, since it does not currently have alternative or replacement contract manufacturers beyond these key parties. BARK generally does not maintain long-term supply contracts with any of BARK’s suppliers, contract manufacturers, and logistics partners. In the event of interruption from any of its contract manufacturers or suppliers, BARK may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, BARK’s contract manufacturers’ primary facilities are located in Asia. Thus, BARK’s business could be adversely affected if one or more of its suppliers, manufacturers or logistics partners are impacted by a natural disaster, an epidemic such as the ongoing COVID-19 pandemic, or other interruption at a particular location. In particular, the ongoing COVID-19 pandemic has caused, and will likely continue to cause, interruptions in the development, manufacturing, and shipment of BARK’s products, which could adversely impact BARK’s revenue, gross margins, and operating results. Such interruptions may be due to, among other things, temporary closures of the facilities BARK’s contract manufacturers, and other vendors in its supply chain; restrictions on travel or the import/export of goods and services from certain ports that BARK uses; and local quarantines.
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
BARK has limited control over its suppliers, contract manufacturers, and logistics partners, which subjects BARK to the following risks, many of which have materialized due to the COVID-19 pandemic:
•inability to satisfy demand for its products;
•reduced control over delivery timing and product reliability;
•reduced ability to monitor the manufacturing process and components used in its products;
•limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions;
•variance in the manufacturing capability of its third-party manufacturers;
•price increases;
•failure of a significant supplier, manufacturer, or logistics partner to perform its obligations to BARK for technical, market, or other reasons;
•difficulties in establishing additional supplier, manufacturer, or logistics partner relationships if BARK experiences difficulties with its existing suppliers, manufacturers, or logistics partners;
•shortages of materials or components;
•misappropriation of its intellectual property;
•exposure to natural catastrophes, political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which its products are manufactured or the components thereof are sourced;
•changes in local economic conditions in the jurisdictions where its suppliers, manufacturers, and logistics partners are located;
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and insufficient warranties and indemnities on components supplied to its manufacturers or performance by its partners.
Shipping is a critical part of BARK’s business and any changes in its shipping arrangements or any interruptions in shipping could adversely affect its operating results.
BARK currently relies on third-party national, regional and local logistics providers to deliver the products BARK offers. If BARK is not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing its orders or delivering its products to subscribers and customers, it could negatively impact its results of operations and its subscribers’ and customers’ experience. For example, changes to the terms of BARK’s shipping arrangements may adversely impact its margins and profitability. In addition, BARK’s ability to receive inbound inventory efficiently and ship merchandise to subscribers and customers may be negatively affected by factors beyond its and these providers’ control, including inclement weather, natural disasters, fire, flood, power loss, earthquakes, pandemics, acts of war or terrorism or other events specifically impacting its or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which BARK relies. For example, in

March 2021, an engine failure aboard a ship off the coast of Alaska caused a significant delay in a product shipment which resulted in increased costs and delay in providing products to BARK’s subscribers and customers. BARK is also subject to risks of damage or loss during delivery by its shipping vendors. If the products ordered by BARK’s subscribers or customers are not delivered in a timely fashion or are damaged or lost during the delivery process, its subscribers or customers could become dissatisfied and cease buying products through BARK’s website and mobile application, which would adversely affect its business, financial condition, and results of operations. Further, due to the continuing spread of COVID-19 and related governmental work and travel restrictions, there may be disruptions and delays in national, regional and local shipping, which may negatively impact BARK’s subscribers’ and customers’ experience and its results or operations.
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
As a result of COVID-19, many of BARK’s personnel are working remotely and it is possible that this could have a negative impact on the execution of its business plans and operations. Our offices are currently open on a limited basis as allowed under state and local orders. While we have implemented what we believe to be a comprehensive protocol to ensure the safety and well-being of employees returning to the office, including daily health screenings, physical changes to our floor layout, and required proper personal protection equipment, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.If a natural disaster, power outage, connectivity issue, or other event occurred that impacted its employees ability to work remotely, it may be difficult or, in certain cases, impossible, for BARK to continue its business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase BARK’s exposure to potential wage and hour issues.
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
The uncertainty around the duration of business disruptions and the extent of the spread of the virus in the United States and to other areas of the world will likely continue to adversely impact the national or global economy and negatively impact consumer spending. Any of these outcomes could have a material adverse impact on BARK’s business, financial condition, operating results and ability to execute and capitalize on its strategies. The full extent of COVID-19’s impact, including the impact from subsequent variants of COVID-19, on BARK’s operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the effectiveness of actions taken in the United States and other countries to effect a widespread global roll-out of available vaccines or otherwise contain COVID-19 or treat its impact, including the impact of any reopening plans, additional closures and spikes or surges in COVID-19 infection, and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. While conditions appear to be improving, BARK is still unable to predict the duration of the COVID-19 pandemic and therefore what the ultimate impact of the COVID-19 pandemic will be on the broader economy or its operations and liquidity. As such, risks still remain.

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
BARK depends on the development and maintenance of the Internet and mobile infrastructure. This includes maintenance of reliable Internet and mobile infrastructure with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet and mobile access. BARK also uses and relies on services from other third parties, such as its telecommunications services and credit card processors, and those services may be subject to outages and interruptions that are not within BARK’s control. Failures by BARK’s telecommunications providers may interrupt its ability to provide phone support to its subscribers and customers and Distributed denial-of-service (“DDoS”) attacks directed at BARK’s telecommunication service providers could prevent subscribers and customers from accessing its website. In addition, BARK has in the past and may in the future experience down periods where BARK’s third-party credit card processors are unable to process the online payments of its subscribers or customers, disrupting its ability to receive subscribers or customer orders. BARK’s business, financial condition and results of operations could be materially and adversely affected if for any reason the reliability of its Internet, telecommunications, payment systems and mobile infrastructure is compromised.
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
In the ordinary course of BARK’s business, BARK and its vendors collect, process, and store certain personal information and other data relating to individuals, such as its subscribers, customers and employees, including subscriber and customer payment card information. BARK relies substantially on commercially available systems, software, tools, and monitoring to provide security for BARK’s processing, transmission, and storage of personal information and other confidential information. There can be no assurance, however, that BARK or its vendors will not suffer a data compromise, that hackers or other unauthorized parties will not gain access to personal information or other data, including payment card data or confidential business information, or that any such data compromise or unauthorized access will be discovered in a timely fashion. In addition, cyber-attacks such as ransomware attacks could lock BARK out of its information systems and disrupt its operations. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and BARK and its vendors may be unable to anticipate these techniques or to implement adequate preventative measures. BARK may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. As BARK has significantly increased the number of employees and contractors working remotely due to the COVID-19 pandemic, and as its business partners move to remote work as well, BARK and its partners may be more vulnerable to cyber-attacks. In addition, BARK’s employees, contractors, vendors, or other third parties with whom BARK does business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information, or other data, or may inadvertently release or compromise such data Compromise of BARK’s data security or of third parties with whom BARK does business, failure to prevent or mitigate the loss of personal or business information, and delays in detecting or providing prompt notice of any such compromise or loss could disrupt its operations, damage its reputation, and subject BARK to litigation, government action, or other additional costs and liabilities that could adversely affect its business, financial condition, and operating results.
Failure to comply with federal and state and foreign laws and regulations relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, advertising and consumer protection, could adversely affect BARK’s business, financial condition, and results of operations.
BARK relies on a variety of marketing techniques, including email and social media marketing and postal mailings, and BARK is subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of online advertising which BARK relies upon to attract new subscribers and customers.
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
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to subscribers and customers about their data collection, use and sharing practices, and allows subscribers and customers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to PR restrict its use or storage of personal information, which may increase BARK’s compliance expenses and make its business more costly or less efficient to conduct. Any such changes could compromise BARK’s ability to develop an adequate marketing strategy and pursue its growth strategy effectively, which, in turn, could adversely affect its business, financial condition, and results of operations.
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
Should we undertake an international expansion of our business, particularly if we commence doing business in one or more countries of the European Union, we will be required to comply with stringent privacy and data protection laws. Within the European Union, legislators have adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018. Should we commence doing business in Europe, the GDPR will impose additional obligations and risk upon our business, which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with obligations imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall. Further, following the withdrawal of the United Kingdom from the European Union on January 31, 2020, if we do business in the United Kingdom, we will have to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, including how data transfers between European Union member states and the United Kingdom will be treated. These changes may lead to additional compliance costs and could increase our overall risk.
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

Currently, many states in the U.S. have adopted the Association of American Feed Control Officials definition of the term “natural” with respect to the pet food industry, which means no synthetic additives or synthetic processing except vitamins, minerals or certain trace nutrients, and only ingredients that are derived solely from plant, animal or mined sources. Certain of its pet food products use the term “natural” in their labelling or marketing materials. As a result, BARK may incur material costs to comply with any new labeling requirements relating to the term “natural” and could be subject to liabilities if BARK fails to timely comply with such requirements, which could have a material adverse effect on its business, financial condition, and results of operations. BARK also follows rules, guidelines, standards and regulations of the National Animal Supplement Council for certain products, and may incur additional costs to maintain those standards, and if BARK fails to timely comply with such requirements, that failure could have a material adverse effect on its business, financial condition, and results of operations.
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
BARK uses open source software in the applications BARK has developed to operate its business and will use open source software in the future. BARK may face claims from third parties demanding the release or license of the open source software or derivative works that BARK developed from such software (which could include its proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require BARK to purchase a costly license, publicly release the affected portions of BARK’s source code, or cease offering the implicated solutions unless and until BARK can re-engineer them to avoid infringement. In addition, BARK’s use of open source software may present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach BARK’s website and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on its business and operating results.
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
As a result, included on the Company’s consolidated balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report on Form 10-Q are derivative liabilities related to embedded features contained within its warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, the combined company’s condensed consolidated financial statements and results of operations may in the future fluctuate on a quarterly basis, based on factors, which are outside of its control, and the amount of such gains or losses could be material.
Legacy BARK and Northern Star had each identified material weaknesses in their respective internal control over financial reporting and if BARK remediation of such material weaknesses is not effective, or if BARK fails to develop and maintain an effective system of disclosure controls and internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing Legacy BARK’s financial statements for fiscal 2019 and 2020, management identified material weaknesses in its internal control over financial reporting. The material weaknesses identified relate to (i) the lack of timely preparation and review of key account reconciliations, (ii) the lack of controls around inventory vendor management, and (iii) Legacy BARK’s internal controls over financial reporting were not formalized as it relates to processes over inventory management. The material weaknesses are currently in remediation.

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
To address these material weaknesses, BARK has added personnel as well as implemented new financial systems and continued formalizing its processes. BARK intends to continue to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes. BARK will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
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
BARK has not previously been subject to the internal control and financial reporting requirements that are required of a publicly-traded company. BARK is required to comply with the requirements of The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), following the date BARK is deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which could be as early as its next fiscal year. The Sarbanes-Oxley Act requires that BARK maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, BARK must perform system and process evaluation, document its controls and perform testing of its key controls over financial reporting to allow management to assess, and, when required, and its independent public accounting firm to report, on the effectiveness of BARK’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Its testing, or the subsequent testing by BARK’s independent public accounting firm, may reveal deficiencies in its internal control over financial reporting that are deemed to be material weaknesses. If BARK is not able to comply with the requirements of Section 404 in a timely manner, or if BARK or its accounting firm identify deficiencies in BARK’s internal control over financial reporting that are deemed to be material weaknesses, the market price of its stock would likely decline and BARK could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.
If BARK’s estimates or judgments relating to its critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, BARK’s operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. BARK bases its estimates on historical experience and on various other assumptions that BARK believes to be reasonable under the circumstances, as provided in “BARK’s Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing BARK’s condensed consolidated financial statements include those related to determination of fair value of BARK’s common stock and warrants, stock-based compensation and the valuation of embedded derivatives. BARK’s operating results may be adversely affected if its assumptions change or if actual circumstances differ from those in BARK’s assumptions, which could cause its operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of BARK’s common stock.
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
BARK regards its brand, subscriber and customer lists, trademarks, trade dress, domain names, trade secrets, proprietary technology and similar intellectual property as critical to its success. BARK relies on trademark, copyright and patent law, trade secret protection, agreements and other methods with its employees and others to protect its proprietary rights. Effective intellectual property protection may not be available in every country in which its products are, or may be made, available. The protection of BARK’s intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps BARK takes to protect its intellectual property may not adequately protect BARK’s rights or prevent third parties from infringing or misappropriating its proprietary rights, and BARK may be unable to broadly enforce all of BARK’s intellectual property rights. Any of BARK’s intellectual property rights may be challenged by others or invalidated through administrative process or litigation. BARK’s patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and BARK may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect its intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. BARK also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Furthermore, its confidentiality agreements may not effectively prevent disclosure of BARK’s proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information.
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
Third parties have from time to time claimed, and may claim in the future, that BARK has infringed their intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, result in injunctions against BARK or the payment of damages or royalties by us, require significant amounts of management time or result in the diversion of significant operational resources and expensive changes to its business model, result in the payment of substantial damages or injunctions against us, or require BARK to enter into costly royalty or licensing agreements, if available. In addition, BARK may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property BARK does not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments BARK is required to make and any injunctions BARK is required to comply with as a result of these claims could materially and adversely affect its business, financial condition, and results of operations.
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
As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, BARK may face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in its internal control over financial reporting and the preparation of our financial statements. BARK can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the combined company’s business, results of operations and financial condition. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.
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
From time to time, BARK may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, or enter into strategic alliances, that may enhance its capabilities, expand BARK’s outsourcing and supplier network, complement BARK’s current products or expand the breadth of its markets. Acquisitions, investments and other strategic alliances involve numerous risks, including:
•problems integrating the acquired business, facilities, technologies, subscribers, customers, partners or products, including issues maintaining uniform standards, procedures, controls and policies;
•unanticipated costs associated with acquisitions, investments or strategic alliances;
•diversion of management’s attention from its existing business;
•adverse effects on existing business relationships with suppliers, outsourced manufacturing partners, retail partners and distribution customers;
•risks associated with entering new markets in which BARK may have limited or no experience;
•potential loss of key employees of acquired businesses; and
•increased legal and accounting compliance costs.
If BARK is unable to integrate any acquired businesses, facilities, technologies and products effectively, its business, financial condition, and results of operations could be materially and adversely affected.
Restrictions in BARK’s credit facilities or other debt instruments could adversely affect its operating flexibility.
BARK’s revolving credit facility and indenture governing its 2025 Convertible Notes both limit BARK’s ability to, among other things:
•incur or guarantee additional debt;
•ake certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of assets.
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
In addition, the 2025 Convertible Notes mature on December 1, 2025. There are no assurances that BARK will have sufficient funds available to satisfy the notes at maturity, or that the holders will elect to convert the notes into shares of BARK common stock. The 2025 Convertible Notes are secured by an amount of BARK’s assets sufficient to satisfy the obligations under each note. If BARK were to default under the repayment of the notes, the noteholders could seek to foreclose on a portion of its assets, which would materially adversely impact its business as it is currently conducted. Further, any additional financing that BARK secures may require the granting of rights, preferences or privileges senior to those of its common stock and which result in additional dilution of the existing ownership of its common shareholders.
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
The market price of BARK’s common stock may fluctuate significantly in response to numerous factors and may continue to fluctuate for these and other reasons, many of which are beyond BARK’s control, including:
•actual or anticipated fluctuations in its revenue and results of operations;
•the financial projections BARK may provide to the public, any changes in these projections or its failure to meet these projections;
•failure of securities analysts to maintain coverage of its company, changes in financial estimates or ratings by any securities analysts who follow its company or its failure to meet these estimates or the expectations of investors;
•announcements by BARK or its competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•changes in operating performance and stock market valuations of other retail or technology companies generally, or those in its industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•trading volume of its common stock;
•the inclusion, exclusion or removal of its common stock from any indices;
•changes in BARK’s board of directors or management;
•transactions in its common stock by directors, officers, affiliates and other major investors;
•lawsuits threatened or filed against us;
•changes in laws or regulations applicable to its business;
•changes in BARK’s capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving BARK’s capital stock;
•general economic conditions in the U.S.;
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and
•the other factors described in this “Risk Factors” section.
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
BARK’s Common Stock is listed on the NYSE under the symbol “BARK.” BARK cannot assure you that an active trading market for its common stock will be sustained. Accordingly, BARK cannot assure you of the liquidity of any trading market, your ability to sell your shares of its Common Stock when desired or the prices that you may obtain for your shares.
BARK has convertible debt that may be converted into shares of BARK common stock and warrants that may be exercisable for BARK common stock in the future, which would cause immediate and substantial dilution to its stockholders.
In November 2020, Legacy BARK issued the 2025 Convertible Notes in the aggregate principal of $75.0 million, with an option for the lead noteholder to purchase an additional $25.0 million of 2025 Convertible Notes for a period of one year. Following the closing of the business combination, the 2025 Convertible Notes are convertible into shares of common stock at a conversion price of $10.00 per share. The issuance of shares of common stock upon any conversion of the 2025 Convertible Notes or the exercise of warrants will result in dilution to the interests of other shareholders.
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
BARK’s certificate of incorporation renounces BARK’s interest and expectancy in certain corporate opportunities, which may prevent BARK from receiving the benefit of certain corporate opportunities.
The “corporate opportunity” doctrine provides that corporate fiduciaries, as part of their duty of loyalty to the corporation and its stockholders, may not take for themselves an opportunity that in fairness should belong to the corporation. Section 122(17) of the DGCL, however, expressly permits a Delaware corporation to renounce in its certificate of incorporation any interest or expectancy of the corporation in, or in being offered an opportunity to participate in, specified business opportunities or specified classes or categories of business opportunities that are presented to the corporation or its officers, directors or stockholders. Article THIRTEENTH of BARK’s certificate of incorporation provides that doctrine of corporate opportunity shall not apply with respect to BARK or any of its officers or directors, or any of their respective affiliates. As a result of this provision, BARK may be not be offered certain corporate opportunities which could be beneficial to our company and our stockholders. While it is difficult at this time to predict how this provision may adversely impact BARK’s stockholders, it is possible that BARK would not be offered the opportunity to participate in a future transaction which might have resulted in a financial benefit to BARK, which could, in turn, result in a material adverse effect on its business, financial condition, results of operations, or prospects.
Delaware law and provisions in BARK’s certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of its common stock.
BARK’s certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of its common stock by acting to discourage, delay, or prevent a change of control of BARK or changes in BARK’s management that BARK’s stockholders may deem advantageous. These provisions include the following:
•a classified board of directors so that not all members of BARK’s board of directors are elected at one time;
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•provide that directors may only be removed for cause and only by a super majority vote;

•require super-majority voting to amend certain provisions of BARK’s certificate of incorporation and any provision of its bylaws;
•authorize the issuance of “blank check” preferred stock that BARK’s board of directors could use to implement a stockholder rights plan;
•BARK’s board of directors ability to issue BARK’s authorized but unissued common stock and preferred stock without stockholder approval;
•eliminate the ability of BARK’s stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of BARK’s stockholders;
•limitations on the liability of, and the provision of indemnification to, our director and officers;
•provide that the board of directors is expressly authorized to make, alter, or repeal BARK’s bylaws; and
•establish advance notice requirements for nominations for election to BARK’s board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Any provision of BARK’s certificate of incorporation or amended and restated bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for BARK’s stockholders to receive a premium for their shares of BARK’s common stock, and could also affect the price that some investors are willing to pay for BARK’s common stock.
BARK’s certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forum for substantially all disputes between BARK and its stockholders, which could limit BARK’s stockholders’ ability to obtain a favorable judicial forum for disputes with BARK or its directors, officers or employees.
BARK’s certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on BARK’s behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against BARK arising pursuant to the Delaware General Corporation Law, BARK’s certificate of incorporation or its bylaws or any action asserting a claim against BARK that is governed by the internal affairs doctrine. These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with BARK or its directors, officers or other employees and may discourage these types of lawsuits. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. BARK’s certificate of incorporation provides further that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in BARK’s certificate of incorporation to be inapplicable or unenforceable in an action, BARK may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business.
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
BARK’s existing executive officers, directors and their respective affiliates as a group beneficially owned approximately 23.4% of the outstanding BARK common stock as of the Closing. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of BARK’s certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of BARK or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
BARK may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of BARK common stock.
As of June 30, 2021, BARK had options and warrants outstanding to purchase up to an aggregate of 42,572,737 shares of common stock, including public warrants to purchase 8,478,333 shares, private warrants to purchase 4,558,000 shares, and warrants assumed by BARK to purchase 311,084 shares. In addition, the 2025 Convertible Notes was convertible into 7,744,063 shares (based on the outstanding principal balance and accrued interest as of June 30, 2021). As of June 30, 2021, BARK also had the ability to issue up to16,929,505 shares of common stock under the 2021 Plan and up to 3,385,901 shares of common stock under the ESPP.
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
BARK’s issuance of additional shares of common stock or other equity securities of equal or senior rank would have the following effects:
•BARK’s existing stockholders’ proportionate ownership interest in BARK will decrease;
•the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;
•the relative voting strength of each previously outstanding share of common stock may be diminished; and
•the market price of BARK’s shares of common stock may decline.

Risks Related to the 2025 Convertible Notes
Our obligation to offer to redeem the 2025 Convertible Notes upon the occurrence of a fundamental change will be triggered only by certain specified transactions, and may discourage a transaction that could be beneficial to the holders of our Common Stock and the 2025 Convertible Notes.
The term “fundamental change” is limited to certain specified transactions and may not include other events that might adversely affect our financial condition or the market value of the new notes or our common stock. Our obligation to offer to redeem the new notes upon a fundamental change would not necessarily afford holders of such notes protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.
The value of the collateral securing the 2025 Convertible Notes may not be sufficient to satisfy our and the guarantors’ obligations under the 2025 Convertible Notes and the guarantees.
No appraisal of the value of the collateral has been made, and the fair market value of the collateral is subject to fluctuations based on factors that include general economic conditions and similar factors. The amount to be received upon a sale of the collateral would be dependent on numerous factors, including the actual fair market value of the collateral at such time, the timing and the manner of the sale and the availability of buyers. By its nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. Accordingly, in the event of a foreclosure, liquidation, bankruptcy or similar proceeding, the collateral may not be sold in a timely or orderly manner, and the proceeds from any sale or liquidation of the collateral may not be sufficient to satisfy our and the guarantors’ obligations under the 2025 Convertible Notes and the guarantees.
There is no existing public trading market for the 2025 Convertible Notes, and a holder of the 2025 Convertible Notes ability to sell such notes will be limited.
There is no existing public market for the 2025 Convertible Notes. No market for the 2025 Convertible Notes may develop, and any market that develops may not persist. We cannot assure you as to the liquidity of any market that may develop for the 2025 Convertible Notes, your ability to sell your 2025 Convertible Notes or the price at which you would be able to sell your 2025 Convertible Notes. Future trading prices of the new notes will depend on many factors, including, among other things, prevailing interest rates, our operating results and the market for similar securities.
We do not intend to apply for listing of the new notes on any securities exchange or other market. The liquidity of any trading market and the trading price of such notes may be adversely affected by changes in our financial performance or prospects and by changes in the financial performance of or prospects for companies in our industry generally.
Even though the 2025 Convertible Notes are convertible into shares of our Common Stock, the terms of the 2025 Convertible Notes will not provide protection against some types of important corporate events.
The 2025 Convertible Notes are convertible into shares of our Common Stock. Upon the occurrence of certain events, we may be required to offer to repurchase all of the 2025 Convertible Notes then outstanding. However, certain important corporate events, such as leveraged recapitalizations, that would increase the level of our indebtedness, would not constitute a “fundamental change” under the 2025 Convertible Notes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
The information required by this Item 2 is contained in our Current Report on Form 8-K, as filed with the SEC on June 7, 2021.
In addition, during the three months ended June 30, 2021 we issued the following shares of common stock upon the exercise of previously outstanding options:

Date	Equity Plan	Number of Stock Options Exercised	Weighted Average Exercise Price	Approximate Aggregate Purchase Price
4/1/2021	2011 Stock Incentive Plan	7,150	$1.26	$8,989
4/2/2021	2011 Stock Incentive Plan	33,563	1.02	34,234
4/4/2021	2011 Stock Incentive Plan	21,671	0.56	12,172
4/6/2021	2011 Stock Incentive Plan	3,417	0.84	2,870
4/7/2021	2011 Stock Incentive Plan	6,119	0.38	2,325
4/9/2021	2011 Stock Incentive Plan	1,180	1.39	1,640
4/13/2021	2011 Stock Incentive Plan	15,657	0.84	13,087
4/14/2021	2011 Stock Incentive Plan	13,331	1.66	22,089
4/15/2021	2011 Stock Incentive Plan	184	1.39	256
4/20/2021	2011 Stock Incentive Plan	2,186	1.37	2,995
4/27/2021	2011 Stock Incentive Plan	2,089	1.25	2,611
4/28/2021	2011 Stock Incentive Plan	944	1.25	1,180
4/29/2021	2011 Stock Incentive Plan	180,366	0.10	17,729
5/4/2021	2011 Stock Incentive Plan	1,818	0.95	1,727
5/5/2021	2011 Stock Incentive Plan	1,748	0.84	1,468
5/11/2021	2011 Stock Incentive Plan	18,211	1.25	22,764
5/13/2021	2011 Stock Incentive Plan	4,013	1.77	7,094
5/14/2021	2011 Stock Incentive Plan	2,815	1.37	3,857
5/17/2021	2011 Stock Incentive Plan	184	1.25	230
5/18/2021	2011 Stock Incentive Plan	3,365	1.02	3,432
5/19/2021	2011 Stock Incentive Plan	305	1.38	422
5/21/2021	2011 Stock Incentive Plan	2,185	1.10	2,404
5/22/2021	2011 Stock Incentive Plan	8,200	1.02	8,364
5/24/2021	2011 Stock Incentive Plan	1,040	1.39	1,446
5/25/2021	2011 Stock Incentive Plan	6,460	1.40	9,068
5/26/2021	2011 Stock Incentive Plan	83,054	0.14	11,234
5/27/2021	2011 Stock Incentive Plan	3,129	1.10	3,453
All of the forgoing transactions involved issuances of securities to employees of the Company and are exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended, as transactions pursuant to benefit plans and contracts relating to compensation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation

3.2	The Original Bark Company Amended and Restated Bylaws

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Original Bark Company Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form
10-Q are not deemed filed with the Securities and Exchange Commission and are not to be
incorporated by reference into any filing of The Original BARK Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ORIGINAL BARK COMPANY

August 10, 2021	/s/ Manish Joneja
Manish Joneja
Chief Executive Officer
(Principal Executive Officer)

THE ORIGINAL BARK COMPANY

August 10, 2021	/s/ John Toth
John Toth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)