Form 10-Q
period 2021-09-30
Original Bark Co
filed 2021-11-12
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39691
THE ORIGINAL BARK COMPANY
(Exact name of registrant as specified in its charter)

Delaware	83-4109918
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)
221 Canal Street
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2021, there were 171,912,342 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including, without limitation, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, market acceptance and the anticipated success of our business model, and our ability to expand the scope of our offerings. These statements are based on management's current expectations, but actual results may differ materially due to various factors.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE ORIGINAL BARK COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	March 31,
	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$272,599	$38,278
Accounts receivable—net	10,921	8,927
Prepaid expenses and other current assets	6,470	7,409
Inventory	130,317	77,454
Total current assets	420,307	132,068
PROPERTY AND EQUIPMENT—NET	21,482	13,465
INTANGIBLE ASSETS—NET	3,105	2,070
OTHER NONCURRENT ASSETS	4,398	3,260
TOTAL ASSETS	$449,292	$150,863
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$23,675	$50,501
Accrued and other current liabilities	61,988	44,605
Deferred revenue	28,398	27,177
Total current liabilities	114,061	122,283
LONG-TERM DEBT	71,735	115,729
OTHER LONG-TERM LIABILITIES	9,617	11,834
Total liabilities	195,413	249,846
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Convertible preferred stock (Series Seed, A, B, C, and C-1) $0.0001 par value with aggregate liquidation preference of $0 and $62,800 at September 30, 2021 and March 31, 2021 respectively; 0 and 8,010,560 shares authorized; 0 and 7,752,515 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively.	—	59,987
Total redeemable convertible preferred stock	—	59,987
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 171,069,553 shares issued and outstanding as of September 30, 2021 and 148,622,942 shares authorized; 48,071,777 shares issued and outstanding as of March 31, 2021.	1	—
Treasury stock, at cost; after recapitalization there are treasury shares issued or outstanding as of September 30, 2021 or March 31, 2021	—	—
Additional paid-in capital	452,180	20,984
Accumulated deficit	(198,302)	(179,954)
Total stockholders’ equity (deficit)	253,879	(158,970)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$449,292	$150,863
See notes to condensed consolidated financial statements

THE ORIGINAL BARK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
REVENUE	$120,162	$86,413	$237,768	$161,221
COST OF REVENUE	50,276	34,859	98,091	62,747
Gross profit	69,886	51,554	139,677	98,474
OPERATING EXPENSES:
General and administrative	68,235	39,279	137,734	71,315
Advertising and marketing	17,075	12,958	34,225	24,533
Total operating expenses	85,310	52,237	171,959	95,848
LOSS FROM OPERATIONS	(15,424)	(683)	(32,282)	2,626
INTEREST EXPENSE	(1,296)	(1,906)	(2,857)	(3,420)
OTHER INCOME—NET	23,175	1,211	16,790	1,432
NET INCOME (LOSS) BEFORE INCOME TAXES	6,455	(1,378)	(18,349)	638
PROVISION FOR INCOME TAXES	—	—	—	—
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$6,455	$(1,378)	$(18,349)	$638

Net income (loss) per common share attributable to common stockholders—basic	$0.04	$(0.03)	$(0.13)	$—
Weighted average common shares used to compute net income (loss) per share attributable to common stockholders—basic	169,173,509	45,889,103	139,133,082	45,704,365
Net income (loss) per common share attributable to common stockholders—diluted	$0.04	$(0.03)	$(0.13)	$—
Weighted average common shares used to compute net income (loss) per share attributable to common stockholders—diluted	177,011,446	45,889,103	139,133,082	45,704,365

See notes to condensed consolidated financial statements

THE ORIGINAL BARK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data) (Unaudited)
Three months ended September 30, 2021

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-July 1, 2021	—	$—	166,704,484	$1	—	$—	$446,602	$(204,756)	$241,847
Net Income	—	—	—	—	—	—	—	6,455	6,455
Issuance for stock options exercised	—	—	2,657,749	—	—	—	934	—	934
Issuance for warrants exercised	—	—	1,700,468	—	—	—	915	—	915
Restricted shares vesting	—	—	6,852	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,729	—	3,729
Cumulative translation adjustment	—	—	—	—	—	—	—	(1)	(1)
Balance-September 30, 2021	—	$—	171,069,553	$1	—	$—	$452,180	$(198,302)	$253,879
Six months ended September 30, 2021

	Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-April 1, 2021	7,752,515	$59,987	5,498,588	$—	259,953	$(4,764)	$25,748	$(179,954)	$(158,970)
Retroactive application of recapitalization	—	—	42,573,189	—	(259,953)	4,764	(4,764)	—	—
BALANCE-April 1, 2021, effect of recapitalization	7,752,515	59,987	48,071,777	—	—	—	20,984	(179,954)	(158,970)
Net loss	—	—	—	—	—	—	—	(18,349)	(18,349)
Issuance for stock options exercised	—	—	3,082,133	—	—	—	1,131	—	1,131
Issuance for warrants exercised	—	—	1,931,621	—	—	—	1,019	—	1,019
Restricted shares vesting	—	—	6,852	—	—	—	—	—	—
Conversion of Preferred Stock	(7,752,515)	(59,987)	7,752,515	—	—	—	59,987	—	59,987
Conversion of Convertible Notes	—	—	1,135,713	—	—	—	11,976	—	11,976
PIPE Issuance	—	—	20,000,000	—	—	—	200,000	—	200,000
Net equity infusion from the Merger	—	—	89,088,942	1	—	—	150,256	—	150,257
Stock-based compensation	—	—	—	—	—	—	6,827	—	6,827
Cumulative translation adjustment	—	—	—	—	—	—	—	1	1
Balance-September 30, 2021	—	$—	171,069,553	$1	—	$—	$452,180	$(198,302)	$253,879

THE ORIGINAL BARK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data) (Unaudited)
Three months ended September 30, 2020

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-July 1, 2020	7,752,515	$59,987	5,228,074	$—	259,953	$(4,755)	$18,541	$(146,547)	$(132,761)
Retroactive application of recapitalization	—	$—	40,477,987	—	(259,953)	4,755	(4,755)	—	—
BALANCE-July 1, 2020, effect of recapitalization	7,752,515	$59,987	45,706,061	—	—	—	13,786	(146,547)	(132,761)
Net loss	—	$—	—	—	—	—	—	(1,378)	(1,378)
Issuance for stock options exercised	—	—	137,808	—	—	—	139	—	139
Restricted shares vesting	—	—	218,632	—	—	—	403	—	403
Stock-based compensation expense	—	—	—	—	—	—	601	—	601
Modification of a warrant	—	—	—	—	—	—	80	—	80
Repurchase of common stock	—	—	(3,629)	—	—	—	(9)	—	(9)
Balance-September 30, 2020	7,752,515	$59,987	46,058,872	$—	—	$—	$15,000	$(147,925)	$(132,925)
Six months ended September 30, 2020

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-April 1, 2020	7,752,515	$59,987	5,196,711	$—	259,953	$(4,755)	$17,931	$(148,563)	$(135,387)
Retroactive application of recapitalization	—	—	40,235,073	—	(259,953)	4,755	(4,755)	—	—
BALANCE-April 1, 2020, effect of reverse recapitalization	7,752,515	59,987	45,431,784	—	—	—	13,176	(148,563)	$(135,387)
Net income	—	—	—	—	—	—	—	638	638
Issuance for stock options exercised	—	—	412,085	—	—	—	361	—	361
Restricted share vesting	—	—	218,632	—	—	—	403	—	403
Stock-based compensation	—	—	—	—	—	—	989	—	989
Modification of a warrant	—	—	—	—	—	—	80	—	80
Repurchase of common stock	—	—	(3,629)	—	—	—	(9)	—	(9)
Balance-September 30, 2020	7,752,515	$59,987	46,058,872	$—	—	$—	$15,000	$(147,925)	$(132,925)

THE ORIGINAL BARK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,349)	$638
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation & amortization	1,801	1,036
Amortization of deferred financing fees and debt discount	523	987
Bad debt expense	—	9
Stock-based compensation expense	6,827	1,392
Loss on extinguishment of debt	2,598	—
Loss on exercise of equity classified warrants	303	—
Change in fair value of warrant liabilities and derivatives	(24,391)	(1,263)
Changes in operating assets and liabilities:
Accounts receivable	(1,976)	(1,315)
Inventory	(52,863)	(22,953)
Prepaid expenses and other current assets	(2,185)	(1,130)
Other assets	(314)	—
Accounts payable and accrued expenses	(15,269)	17,445
Deferred revenue	1,221	5,471
Other liabilities	(5,945)	8,164
Net cash (used in) provided by operating activities	(108,019)	8,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,003)	(2,838)
Net cash used in investing activities	(11,003)	(2,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of finance fees	(622)	(256)
Payments of transaction costs	(24,909)	—
Payment of deferred underwriting fees	(8,902)	—
Payment of capital lease obligations	(286)	—
Proceeds from equity infusion from the Merger, net of redemptions	227,092	—
Proceeds from PIPE issuance	200,000	—
Proceeds from the exercise of stock options	1,131	361
Proceeds from the exercise of warrants	121	—
Proceeds from convertible notes	—	1,000
Proceeds from debt	—	5,157
Payments to repurchase common stock	—	(9)
Payments of long-term debt	(39,457)	—
Net cash provided by financing activities	354,168	6,253

Effect of exchange rate changes on cash	1	—

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	235,146	11,896
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	39,731	9,676
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$274,877	$21,572

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	272,599	21,219
Restricted cash—Prepaid expenses and other current assets	2,278	353

Total cash, cash equivalents and restricted cash	$274,877	$21,572

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$150	$198
Cash paid for interest	$677	$1,742
Cash paid for sales tax	$20,551	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$59,987	$—
Issuance of common stock related to convertible notes	$12,793	$—
Capital contribution related to extinguishment of debt	$688	$—
Issuance of common stock related to cashless exercise of liability classified warrants	$595	$—
Issuance of derivatives with debt	$—	$1,153
Issuance of convertible promissory notes	$—	$800
Modification of warrant	$—	$80
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
On June 1, 2021 (the “Closing Date”), Northern Star completed the acquisition of Barkbox, Inc. (“Legacy BARK”), a Delaware corporation, pursuant to that certain Agreement and Plan of Reorganization (the “Merger Agreement”), dated December 16, 2020, by and among Northern Star, NSAC Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of Northern Star (“Merger Sub”), and Legacy BARK. At the Closing Date, Merger Sub merged with and into Legacy BARK, with Legacy BARK surviving the merger as a wholly owned subsidiary of Northern Star (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Also at the Closing Date, Northern Star changed its name to “The Original BARK Company.”
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
Prior to the Merger, Northern Star’s ordinary shares and warrants were traded on the New York Stock Exchange (“NYSE”) under the ticker symbols “STIC” and “STIC WS,” respectively. On the Closing Date, the Company's common stock and warrants began trading on the NYSE under the ticker symbols “BARK” and “BARK WS,” respectively. See Note 3, “Merger,” for additional details.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of The Original BARK Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended March 31, 2021 and 2020 contained in the Current Report on Form 8-K filed with the SEC on June 7, 2021.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2022, or any other period.

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
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At September 30, 2021 and March 31, 2021, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Public warrant liability(1)	$14,413	$—	$—	$14,413
Private warrant liability(1)	$—	$7,749	$—	$7,749
	$14,413	$7,749	$—	$22,162

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Preferred stock warrant liabilities(1)	$—	$—	$133	$133
Derivative liabilities(2)	—	—	$4,883	$4,883
	$—	$—	$5,016	$5,016
______________
(1)Included in accrued and other current liabilities.
(2)Included in other long-term liabilities.
A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis from March 31, 2021 through September 30, 2021 is as follows:

Balance at March 31, 2021	$5,016
Change in fair value of preferred stock warrants	664
Settlement of derivative liability due to 2019 & 2020 Notes conversion	(4,883)
Settlement of warrant liability upon exercise of warrant	(797)
Balance at September 30, 2021	$—
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
The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as current liabilities on the balance sheet at fair value upon the Closing Date of the Merger, with subsequent changes in their respective fair values recognized in other income, net on the condensed consolidated statements of operations and comprehensive income (loss) at each reporting date. See further disclosure on the change in fair value of Public and Private Warrant liabilities within footnote 10, “Other Income - Net.”
Restricted Cash—The Company has restricted cash with its primary bank related to customs bonds required for the importing of goods. As of September 30, 2021 and March 31, 2021, the Company has classified $2.3 million and $1.5 million within prepaid expenses and other current assets, as restricted cash.

Concentration of Credit Risk and Major Customers and Suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with one domestic financial institution of high credit quality.
The Company’s accounts receivable are derived from sales contracts with large retail customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three and six months ended September 30, 2021 and 2020, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 51% and three customers that accounted for 84% of gross accounts receivable as of September 30, 2021 and March 31, 2021, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 10.8% and 11.1% of total revenue for the three and six months September 30, 2021, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended September 30, 2021 and 2020, the Company had one supplier that accounted for 22% of total finished goods purchased and two suppliers that accounted for 38% of total finished goods purchased, respectively. During the six months ended September 30, 2021 and 2020, the Company had two suppliers that accounted for 33% of total finished goods purchased and two suppliers that accounted for 34% of total finished goods purchased, respectively. The Company had one supplier that accounted for 15% of the accounts payable balance and two suppliers that accounted for 44% of the accounts payable balance as of September 30, 2021 and March 31, 2021, respectively.
Recent Accounting Pronouncements Issued but Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the consolidated financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this standard on April 1, 2022 and is continuing to evaluate the expected impact that the standard will have on its consolidated financial statements and related disclosures.
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
Immediately upon the consummation of the Merger and the other transactions contemplated by the Merger Agreement (collectively, the “Transactions”), Merger Sub merged with and into Legacy BARK, with Legacy BARK surviving the Business Combination as a wholly-owned subsidiary of the Company. In connection with the Transactions, the Company changed its name to “The Original BARK Company.”
The Merger is accounted for as a reverse recapitalization in accordance with U.S. GAAP primarily due to the fact that Legacy BARK stockholders continue to control the Company post the closing of the Merger. Under this method of accounting, Northern Star is treated as the “acquired” company for accounting purposes and the Merger is treated as the equivalent of Legacy BARK issuing stock for the net assets of Northern Star, accompanied by a recapitalization. The net assets of Northern Star are stated at historical cost, with no goodwill or other intangible assets recorded. Reported shares and earnings per share available to holders of the Company’s common stock and equity awards prior to the Business Combination have been retroactively restated reflecting the exchange ratio established pursuant to the Business Combination Agreement (1:8.7425). Treasury stock has also been retrospectively restated to reflect the cancellation and extinguishment of the shares pursuant to the Business Combination Agreement.
Pursuant to the Merger, on the Closing Date, each stockholder of Legacy BARK’s common and preferred stock, (including stockholders issued common stock as a result of the conversion of Legacy BARK’s outstanding convertible promissory notes issued in 2019 and 2020 (other than the 2025 Convertible Notes - see Note 5, “Debt”)) received 8.7425 shares of the Company’s common stock, par value $0.0001 per share, per share of Legacy BARK’s common stock and preferred stock, respectively, owned by such Legacy BARK stockholder that was outstanding immediately prior to the Closing Date.
In addition, pursuant to the terms of the Merger Agreement, at the Effective Time of the Merger, (1) options to purchase shares of Legacy BARK’s common stock were converted into options to purchase an aggregate of 29,257,576 shares of the Company's common stock and (2) warrants to purchase shares of Legacy BARK’s common and redeemable convertible preferred stock were converted into warrants to purchase an aggregate of 1,897,212 shares of the Company's common stock.
Additionally, at the Closing:
•The conversion obligations with respect to Legacy BARK’s 5.50% convertible senior secured notes due 2025 (the “2025 Convertible Notes”) were assumed by the Company and the 2025 Convertible Notes became convertible at the election of the holders into shares of the Company's common stock. As of the Closing, the 2025 Convertible Notes were convertible at the election of the holder into an aggregate of 7,713,121 shares of the Company's common stock based on the then outstanding principal and accrued interest. The 2025 Convertible Notes are still outstanding as of September 30, 2021;
•certain investors (the “PIPE Investors”) purchased an aggregate of 20,000,000 shares of the Company's common stock in a private placement at a price of $10.00 per share for an aggregate purchase price of $200.0 million (the “PIPE” issuance);
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

Correction of Previously Issued Condensed Consolidated Financial Statements
Subsequent to the issuance of the Company's June 30, 2021 condensed consolidated financial statements, management of the Company identified a presentation error of prior year equity and earnings per share (“EPS”) after the completion of the merger between Legacy BARK and NSAC. For periods before the reverse recapitalization, reported shares and EPS available common shareholders prior to the Business Combination should have been retroactively restated reflecting the exchange ratio established pursuant to the Business Combination Agreement (1:8.7425). The Company’s treasury stock also should have been retrospectively restated to reflect the cancellation and extinguishment of the shares pursuant to the Business Combination Agreement.
While management believes the effect of this error is immaterial to the Company’s previously issued condensed consolidated financial statements as of and for the three months ended June 30, 2021 and 2020, the financial statement line items impacted by this error have been revised below to correct the previously reported amounts. Furthermore, the immaterial error will be corrected prospectively in the Company’s subsequent quarterly and annual filings.
The effect of the correction of this error on the Company’s previously issued Condensed Consolidated Balance Sheet as of March 31, 2021, Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended June 30, 2021 and 2020, and EPS and weighted average shares outstanding, basic and diluted, for the three months ended June 30, 2020, are as follows:
Condensed Consolidated Balance sheet as of March 31, 2021:

	As of March 31, 2021
	As Previously Reported	Correction	As Revised
STOCKHOLDERS’ DEFICIT:	(in thousands)
Common stock, par value $0.0001 per share	$—	$—	$—
Treasury stock, at cost	(4,764)	4,764	—
Additional paid-in capital	25,748	(4,764)	20,984
Accumulated deficit	(179,954)	—	(179,954)
Total stockholders’ equity (deficit)	$(158,970)	$—	$(158,970)
The table above displays only the stockholders’ deficit section of the March 31, 2021 condensed consolidated balance sheet, as the remainder of this statement was not impacted by the error. Additionally, common stock authorized and common stock issued and outstanding as of March 31, 2021 were revised from 17,000,000 and 5,498,588 to 148,622,942 and 48,071,777, respectively, to reflect the retroactive application of Exchange Ratio.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) - three months ended June 30, 2021

	Convertible Redeemable Preferred Stock		Common Stock			Treasury Stock		Additional Paid-in Capital		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares		Amount	Shares	Amount
Balance-April 1, 2021 - as reported	7,752,515	$59,987	5,498,588		$—	259,953	$(4,764)	$25,748		$(179,954)	$(158,970)
Correction - retroactive application of recapitalization	—	—	42,573,189		—	(259,953)	4,764	(4,764)		—	—
BALANCE-April 1, 2021, as revised	7,752,515	59,987	48,071,777		—	—	—	20,984		(179,954)	(158,970)
Net loss	—	—	—		—	—	—	—		(24,804)	(24,804)
Issuance for stock options exercised	—	—	424,384		—	—	—	197		—	197
Issuance for warrants exercised	—	—	231,153		—	—	—	104		—	104
Stock-based compensation	—	—	—		—	—	—	3,098		—	3,098
Conversion of Preferred Shares	(7,752,515)	(59,987)	7,752,515		—	—	—	59,987		—	59,987
Conversion of Convertible Notes	—	—	1,135,713		—	—	—	11,976		—	11,976
PIPE Issuance	—	—	20,000,000		—	—	—	200,000		—	200,000
Net equity infusion from the Merger	—	—	89,088,942	(1)	1	—	—	150,256	(2)	—	150,257
Cumulative translation adjustment	—	—	—		—	—	—	—		2	2
Balance-June 30, 2021	—	$—	166,704,484		$1	—	$—	$446,602		$(204,756)	$241,847
(1) Common stock issued for the net equity infusion from the Merger was reported as 131,662,131 within the condensed consolidated statement of stockholders’ equity for the three months ended June 30, 2021 and has been revised to 89,088,942 to appropriately reflect the correction of the recapitalization of common stock outstanding as of April 1, 2021 of 42,573,189.

(2) Additional paid-in capital was reported as $145.5 million within the condensed consolidated statement of stockholders’ equity for the three months ended June 30, 2021 and has been revised to $150.3 million to appropriately reflect the cancellation and extinguishment of the Company’s outstanding treasury stock of $4.8 million, pursuant to the Business Combination Agreement.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) - three months ended June 30, 2020

	Convertible Preferred Stock		Common Stock			Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares		Amount	Shares	Amount
Balance-April 1, 2020 - as reported	7,752,515	$59,987	5,196,711		$—	259,953	$(4,755)	$17,931	$(148,563)	$(135,387)
Correction - retroactive application of recapitalization	—	—	40,235,073		—	(259,953)	4,755	(4,755)	—	—
BALANCE-April 1, 2020, as revised	7,752,515	59,987	45,431,784		—	—	—	13,176	(148,563)	(135,387)
Net Income	—	—	—		—	—	—	—	2,016	2,016
Issuance for stock options exercised	—	—	274,278	(1)	—	—	—	222	—	222
Stock-based compensation	—	—	—		—	—	—	388	—	388
Balance-June 30, 2020	7,752,515	$59,987	45,706,062		$—	—	$—	$13,786	$(146,547)	$(132,761)
(1) Common stock issued for stock options exercised was reported as 31,363 within the condensed consolidated statement of stockholders’ deficit for the three months ended June 30, 2020, and has been revised to 274,278 to appropriately apply the impact of the Exchange Ratio.

	Three months ended June 30, 2020
	As Previously Reported	Correction	As Revised
Numerator:
Net income (loss)	$2,016	$—	$2,016
Less: Earnings attributable to participating securities	$(1,583)	$—	$(1,583)
Net loss attributable to common stockholders—basic and diluted	$433	$—	$433
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	5,206,474	40,311,437	45,517,911
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive preferred stock	3,333,119	25,806,874	29,139,993
Effect of potentially dilutive stock options to purchase common stock	971,920	7,525,149	8,497,069
Effect of potentially dilutive warrants to purchase common stock	74,342	575,597	649,939
Effect of potentially dilutive warrants to purchase preferred stock	523	4,049	4,572
Weighted average common shares outstanding—diluted	9,586,378	74,223,106	83,809,484
Net income (loss) per share attributable to common stockholders
Net income (loss) per share attributable to common stockholders - basic	$0.08	$(0.07)	$0.01
Net income (loss) per share attributable to common stockholders - diluted	$0.05	$(0.04)	$0.01
The corrections to basic and diluted EPS and weighted average common shares outstanding also impact the condensed consolidated statement of net income (loss) and comprehensive income (loss) for the three months ended June 30, 2020.

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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three and six-months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Direct to Consumer:
Toys and treats subscription	$103,985	$73,949	$207,074	$139,557
Other	2,832	1,419	5,119	2,911
Total Direct to Consumer	$106,817	$75,368	$212,193	$142,468
Commerce	13,345	11,045	25,575	18,753
Revenue	$120,162	$86,413	$237,768	$161,221
Contract Liability
The Company’s contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.
Contractual liabilities included in deferred revenue were $28.4 million and $27.2 million as of September 30, 2021 and March 31, 2021, respectively. During the six months ended September 30, 2021, the Company recognized $16.8 million of revenue included in deferred revenue as of March 31, 2021.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. Performance obligations are satisfied as of a point in time and are supported by contracts with customers. The Company has elected to not disclose information related to remaining performance obligations due to their original expected terms being one year or less.

5.DEBT
As of September 30, 2021 and March 31, 2021, long-term debt consisted of the following (in thousands):

	As of September 30,	As of March 31,
	2021	2021
2025 Convertible Notes	$75,000	$75,000
Western Alliance revolving line of credit & term loan	—	34,300
Convertible promissory notes	—	7,167
PPP loan	—	5,157
	75,000	121,624
Less: deferred financing fees and debt discount	(3,265)	(5,895)
Total long-term debt	$71,735	$115,729

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

As of March 31, 2021, the Company had $34.3 million of outstanding borrowings under the Credit Facility, recorded as debt on the accompanying condensed consolidated balance sheet. On June 15, 2021, in connection with the Merger, the Company repaid the outstanding balance on the Credit Facility, and as of September 30, 2021 there are no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million remains available to be borrowed by the Company if or when needed through the termination date of the agreement of May 31, 2022.
Under the terms of this Credit Facility, the Company is required to comply with certain financial and nonfinancial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western Alliance Agreement. As of September 30, 2021 and March 31, 2021, the Company was compliant with its financial covenants.
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
On March 31, 2020, the Company entered into a note purchase agreement and issued individual convertible promissory notes thereunder (the “2020 Notes”), with an option for subsequent closings through May 1, 2020 for up to $10.0 million in aggregate principal. The Company received gross proceeds of $1.5 million from the initial closing of the note purchase agreement on March 31, 2020 with employees, founders, and existing investors, representing a related party transaction. The agreement consisted of both Pro Rata Notes and Super Pro Rata Notes. Pro-Rata Notes are defined as one or more promissory notes issued to each lender with respect to the amount of the lender’s consideration, up to the lender’s pro rata amount as set forth in the note purchase agreement. Super Pro-Rata Notes are defined as one or more promissory notes issued to each lender with respect to the lender’s amount of consideration paid in excess of their pro rata amount. The Super Pro Rata Notes bore interest at a rate of 10% per year, capitalized quarterly, and payable in kind (“PIK Interest”), while the Pro Rata Notes bore interest at a rate of 8% per year, capitalized quarterly, and PIK Interest. The 2020 Notes had a maturity date of March 30, 2023, unless previously converted into equity securities pursuant to the terms of the note purchase agreement.
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
On December 16, 2020, in connection with the execution of the Merger, the Company amended the note purchase agreements associated with the 2019 Notes and 2020 Notes to amend the conversion terms of the notes.
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
On June 1, 2021, in connection with the closing of the Merger, the outstanding principal and interest of the 2019 Notes and 2020 Notes were converted to 1,135,713 common shares of the Company, with a fair value of $12.8 million. The conversion of the notes resulted in a loss on extinguishment of $2.6 million recorded to other expense included in other income, net on the condensed consolidated statement of operations and comprehensive income (loss), as well as a capital contribution of $0.7 million recorded to additional paid-in-capital on the condensed consolidated balance sheet for the portion of the loss associated with the 2020 Notes which were with related parties.
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
2025 Convertible Notes
On November 27, 2020, the Company issued $75.0 million aggregate principal amount of 2025 Convertible Notes to Magnetar Capital, LLC (“Magnetar”) under an indenture, dated as of November 27, 2020, between Legacy BARK and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Company received net proceeds of approximately $74.7 million from the sale of the 2025 Convertible Notes, after deducting fees and expenses of approximately $0.3 million. The Company recorded the expenses as a discount to the note and will amortize over the term of the note. The 2025 Convertible Notes will mature on December 1, 2025, unless earlier converted, redeemed or repurchased. For a period of one year from the issuance date of the 2025 Convertible Notes, certain funds affiliated with Magnetar may request the Company issue additional notes up to $25.0 million aggregate principal amount.
The Company used approximately $27.6 million of the net proceeds from the sale of the 2025 Convertible Notes to repay the outstanding term loans with Western Alliance Bank and Pinnacle, which included $2 million of early repayment fees related to the Pinnacle loan.
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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of September 30, 2021. Therefore, the Company did not record a derivative liability related to these features at September 30, 2021. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of both September 30, 2021 and March 31, 2021, the Company had $75.0 million of outstanding borrowings under the 2025 Convertible Notes agreement.

6.REDEEMABLE CONVERTIBLE PREFERRED STOCK
The following table summarizes issued and outstanding redeemable convertible preferred stock of Legacy BARK as of both immediately prior to the Closing Date and March 31, 2021 (in thousands, except share and per share information):

Redeemable Convertible Preferred Stock	Shares	Carrying Value
Series Seed	2,057,188	$1,897
Series A	2,110,400	4,948
Series B	990,068	10,285
Series C	2,142,188	34,585
Series C-1	452,671	8,272
Prior to the completion of the Merger there were no significant changes to the terms of the Redeemable Convertible Preferred Stock. Upon the Closing of the Merger, the Legacy BARK redeemable convertible preferred stock converted into 67,776,888 shares of the Company’s common stock based on the Merger’s exchange ratio of 8.7425. The Company recorded the conversion at the carrying value of the redeemable convertible preferred stock at the time of Closing. There are no shares of redeemable convertible preferred stock authorized or outstanding as of September 30, 2021.
7.STOCK-BASED COMPENSATION PLANS
Equity Incentive Plans
The Barkbox, Inc. 2011 Stock Incentive Plan (as amended from time to time, the “2011 Plan”) provides for the award of stock options and other equity interests in the Company to directors, officers, employees, advisors or consultants of the Company.
On June 1, 2021, in connection with the Merger, the 2021 Equity Incentive Plan (the “2021 Plan”) became effective and 16,929,505 authorized shares of common stock were reserved for issuance thereunder. In addition, pursuant to the terms of the Merger Agreement, on the Closing Date of the Merger, options to purchase shares of Legacy BARK’s common stock previously issued under the 2011 Plan were converted into options to purchase an aggregate of 29,390,344 shares of BARK common stock. As of September 30, 2021, 14,487,001 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no more shares available for grant under the 2011 Plan.
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

Stock Option Activity
During the six months ended September 30, 2021 the Company granted to its employees equity awards to purchase an aggregate of 1,127,886 shares of common stock with a weighted average exercise price of $9.02 vesting over a four-year period.
Restricted Stock Unit (“RSU”) Activity
During the six months ended September 30, 2021 the Company granted to its employees 1,979,669 million service based awards. Each award will vest based on continued service which is generally four years. The grant date fair value of the award will be recognized as compensation expense over the requisite service period. The fair value of the restricted stock units was estimated on the date of grant based on the fair value of the Company’s common stock.
The following table summarizes the total stock-based compensation expense by function for the three and six months ended September 30, 2021 and 2020, which includes expense related to options, restricted stock units, and secondary sales (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative	$1,501	$961	$2,398	$1,321
Advertising and marketing	2,228	43	4,428	71
Total stock-based compensation expense	$3,729	$1,004	$6,827	$1,392
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
8.COMMITMENT AND CONTINGENCIES
Litigation
The Company is a party to various actions and claims arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows. However, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s condensed consolidated financial condition or results of operations.
9.INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three months or six months ended September 30, 2021 due to the expected loss before income taxes to be incurred for the year ended March 31, 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

10.OTHER INCOME—NET
Other income—net consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Other income—net:
Other income	$71	$(18)	$183	$169
Change in fair value of warrants	23,407	(16)	19,508	(16)
Change in fair value of derivative liability	—	1,245	—	1,279
Loss on extinguishment of debt	—	—	(2,598)	—
Loss on warrant exercise	(303)	—	(303)	—
	$23,175	$1,211	$16,790	$1,432
11.NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$6,455	$(1,378)	$(18,349)	$638
Less: Earnings attributable to participating securities	$—	$—	$—	$(638)
Net income (loss) attributable to common stockholders—basic and diluted	$6,455	$(1,378)	$(18,349)	$—
Denominator:
Weighted-average number of common shares outstanding—basic	169,173,509	45,889,103	139,133,082	45,704,365
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options to purchase common stock	5,858,268	—	—	—
Effect of potentially dilutive restricted stock units	1,979,669	—	—	—
Weighted average common shares outstanding—diluted	177,011,446	45,889,103	139,133,082	45,704,365
Net income (loss) per share attributable to common stockholders
Net income (loss) per share attributable to common stockholders - basic	$0.04	$(0.03)	$(0.13)	$—
Net income (loss) per share attributable to common stockholders - diluted	$0.04	$(0.03)	$(0.13)	$—
As the Company had net income attributable to common shareholders during the three months ended September 30, 2021, the Company’s potential dilutive securities, which include stock options, and RSU’s, were included in the calculation of diluted net income per share attributable to common stockholders. The Company’s 13,036,333 outstanding warrants to purchase common stock, and notes which would convert to shares as of

September 30, 2021 have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.
For the six months ended September 30, 2021, the Company’s potential dilutive securities, which include stock options, RSU’s, warrants and convertible notes have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the six months ended September 30, 2021.
For the three and six months ended September 30, 2020, the Company’s potential dilutive securities, which include redeemable convertible preferred stock, stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three and six months ended September 30, 2020.
The Company excluded the following potential common stock, presented based on amounts outstanding at September 30, 2021 and 2020 from the computation of diluted net loss per share attributable to common shareholders for the three and six months ended September 30, 2021 and 2020 because including them would have had an anti-dilutive effect.

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock as converted to common stock	—	28,390,692	—	28,390,692
Stock options to purchase common stock	20,811,019	29,139,793	26,669,287	29,139,793
Restricted stock units	—	—	1,979,669	—
Warrants to purchase common stock	13,036,333	2,044,705	13,036,333	2,044,705
Warrants to purchase preferred stock	—	4,572	—	4,572
2025 convertible notes as converted to common stock	7,847,188	—	7,847,188	—
The Company also had convertible notes outstanding for the three and six months ended September 30, 2020, which could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three and six months ended September 30, 2020, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 5, “Debt,” for additional details.
12.SEGMENTS
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has two reportable segments: Direct to Consumer and Commerce. The Direct to Consumer segment derives revenue from the sale of BarkBox, Super Chewer, BARK Bright and BARK Eats subscriptions, as well as product line sales through the Company’s website, BarkShop. The Commerce segment derives revenue from the sale of toys, treats and BARK Home products through major retailers and online marketplaces. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. There are no internal revenue transactions between the Company’s segments.
The CODM reviews revenue and gross profit for both of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segments.

Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Direct to Consumer:
Revenue	$106,817	$75,368	$212,193	$142,468
Cost of revenue	42,499	29,052	83,319	53,168
Gross profit	64,318	46,316	128,874	89,300
Commerce:
Revenue	13,345	11,045	25,575	18,753
Cost of revenue	7,777	5,807	14,772	9,579
Gross profit	5,568	5,238	10,803	9,174
Consolidated:
Revenue	120,162	86,413	237,768	161,221
Cost of revenue	50,276	34,859	98,091	62,747
Gross profit	$69,886	$51,554	$139,677	$98,474

13.    SUBSEQUENT EVENTS
On October 29, 2021, the Company entered into a lease agreement for a new office space. The new lease commences on April 1, 2022 and includes escalating rent payments and a 198 month term. Rent expense will be recorded on a straight-line basis over the lease term. Future minimum lease payments required under the operating lease are approximately $51.7 million. In connection with the lease agreement the Company executed a letter of credit of approximately $1.9 million.
On October 29, 2021, the Company and Western Alliance entered into the eleventh loan and security modification agreement, which increased the sublimit for foreign exchange services and export, import, and standby letters of credit under the Company’s existing loan and security agreement with Western Alliance to $2.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2021 contained in the Current Report on Form 8-K filed with the SEC on June 7, 2021. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended March 31, 2021, as amended, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of The Original BARK Company and its condensed consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended September 30, 2021 and 2020, respectively, present the financial position and results of operations of The Original BARK Company and its wholly-owned subsidiaries.
Overview
Founded in 2012, BARK is one of the largest digitally native, and vertically integrated dog brands in the world today. Our dog-obsessed team is devoted to making all dogs happy through innovative products across the Play, Food, Health, and Home categories. We foster lifelong relationships with our customers and their pups, which drives strong customer retention and lifetime value. BARK loyally serves dogs with themed toys and treats subscriptions, BarkBox and BARK Super Chewer; custom product collections through retail partners, including Target and Amazon; its highly-personalized nutrition and meal plans with BARK Eats; and health and wellness products with BARK Bright. As a direct to consumer-first company, our growing data and machine-learning capabilities inform future product development and enable BARK to provide highly personalized experiences and product offerings for dog parents nationwide. At BARK, we want to make dogs as happy as they make us because dogs and humans are better together.
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
BARK continued to experience increases in inbound freight costs due to the challenges in the current import market, as transpacific ships and trade lanes continue to be overburdened with volume and experience a significant shortage of equipment and capacity due to the COVID-19 pandemic. BARK also began to experience supply chain disruptions, including increased demurrage fees related to freight, during the second quarter of fiscal year 2022.

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

	Three Months Ended September 30,		Six Months Ended September 30,

	2021	2020	2021	2020
Subscription Shipments (in thousands)	3,593	2,675	7,201	5,043
Average Monthly Subscription Shipment Churn	7.1%	5.3%	7.2%	5.7%
Active Subscriptions (in thousands)	2,089	1,499	2,089	1,499
New Subscriptions (in thousands)	271	252	551	555
CAC	$51.71	$43.98	$50.01	$36.80
LTV:CAC	4.9x	7.4x	5.0x	8.4x
Average Order Value	$29.73	$28.18	$29.47	$28.25
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
Lifetime Value
Lifetime Value ("LTV") is the dollar value of each subscription as measured by the cumulative Direct to Consumer Gross Profit for the average life of the subscription.

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
BarkShop—BarkShop revenue consists of sales of individual toys, treats and other products through our website, BarkShop. Revenue relating to the sale of goods on BarkShop is recognized at a point in time as control is transferred to the customer upon delivery of goods.
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
Other Income (Expense), Net
Other income (expense), net, primarily consists of changes in the fair value of our warrant liabilities and loss on extinguishment of debt.

Results of Operations
We operate in two reportable segments to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our condensed consolidated financial statements for the three and six months ended September 30, 2021 and 2020 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)
Condensed Consolidated Statement of Operation Data:
Revenue
Direct to Consumer	$106,817	$75,368	41.7%	$212,193	$142,468	48.9%
Commerce	13,345	11,045	20.8%	25,575	18,753	36.4%
Total revenue	120,162	86,413	39.1%	237,768	161,221	47.5%
Cost of revenue
Direct to Consumer	42,499	29,052	46.3%	83,319	53,168	56.7%
Commerce	7,777	5,807	33.9%	14,772	9,579	54.2%
Total cost of revenue	50,276	34,859	44.2%	98,091	62,747	56.3%
Gross profit	69,886	51,554	35.6%	139,677	98,474	41.8%
Operating expenses:
General and administrative	68,235	39,279	73.7%	137,734	71,315	93.1%
Advertising and marketing	17,075	12,958	31.8%	34,225	24,533	39.5%
Total operating expenses	85,310	52,237	63.3%	171,959	95,848	79.4%
Income (Loss) from operations	(15,424)	(683)	N/M	(32,282)	2,626	N/M
Interest expense	(1,296)	(1,906)	-32.0%	(2,857)	(3,420)	-16.5%
Other income (expense), net	23,175	1,211	N/M	16,790	1,432	N/M
Net Income (Loss) before income taxes	6,455	(1,378)	N/M	(18,349)	638	N/M
Provision for income taxes	—	—	0.0%	—	—	0.0%
Net Income (Loss)	$6,455	$(1,378)	N/M	$(18,349)	$638	0.0%

N/M means not meaningful.

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020
Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$106,817	$75,368	$31,449	41.7%
Commerce	13,345	11,045	2,300	20.8%
Total revenue	$120,162	$86,413	$33,749	39.1%
Percentage of Revenue
Direct to Consumer	88.9%	87.2%
Commerce	11.1%	12.8%

Direct to Consumer revenue increased by $31.4 million, or 41.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by the 34.3% or 0.9 million increase in Subscription Shipments, in addition to a 5.5% increase in average order value.
Commerce revenue increased by $2.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by the addition of new retail partners since September 30, 2020, as well as volume increases amongst existing retailer partners.
Gross Profit

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	64,318	46,316	18,002	38.9%
Commerce	5,568	5,238	330	6.3%
Total gross profit	$69,886	$51,554	$18,332	35.6%
Percentage of revenue	58.2%	59.7%
Direct to Consumer and Commerce gross profit increased by $18.0 million and $0.3 million, respectively, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by the $33.7 million increase in revenue during the period.
Gross profit as a percentage of revenue decreased 1.5% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was primarily due to increased costs related to inbound freight, partially offset by lower product costs during the period.

Operating Expenses
General and Administrative Expense

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	( in thousands)
General and administrative	$68,235	$39,279	$28,956	73.7%
Percentage of revenue	56.8%	45.5%
General and administrative expense increased by $29.0 million, or 73.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase during the period was primarily due to: increased fulfillment and shipping costs of $15.6 million; increased compensation expense of $8.4 million, including $3.7 million of stock-based compensation; and increased other general and administrative expenses of $5.0 million primarily related to increased insurance, audit, professional, and legal fees due to growth of operations and requirements as a new publicly traded company.

Advertising and Marketing

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	( in thousands)
Advertising and marketing	$17,075	$12,958	$4,117	31.8%
Percentage of revenue	14.2%	15.0%
Advertising and marketing expense increased by $4.1 million, or 31.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to additional media advertising spend to acquire New Subscriptions during the period, as well as the increase in CAC of $7.73 due to media rates exceeding pre-COVID levels during the period.
Interest Expense

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	( in thousands)
Interest expense	$(1,296)	$(1,906)	$610	-32.0%
Percentage of revenue	(1.1)%	(2.2)%
Interest expense decreased by $0.6 million, or -32.0%, for the three months ended September 30, 2021 compared to the three months September 30, 2020. This decrease was due primarily to lower non-cash interest in connection with our convertible promissory notes during the period.

Other Income (Expense), Net

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	( in thousands)
Other income (expense), net	$23,175	$1,211	$21,964	N/M
Percentage of revenue	19.3%	1.4%
N/M means not meaningful.
Other income (expense) increased by $22.0 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase in other income (expense), net, was primarily due to the $23.4 million of income related to the changes in fair value of our warrant liabilities during the period.

Comparison of the Six Months Ended September 30, 2021 and September 30, 2020
Revenue

	Six Months Ended September 30,
	2021	2020	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$212,193	$142,468	$69,725	48.9%
Commerce	$25,575	$18,753	$6,822	36.4%
Total revenue	$237,768	$161,221	$76,547	47.5%
Percentage of Revenue
Direct to Consumer	89.2%	88.4%
Commerce	10.8%	11.6%

Direct to Consumer revenue increased by $69.7 million, or 48.9%, for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. This increase was primarily driven by the 42.8% or 2.2 million increase in Subscription Shipments, in addition to a 4.3% increase in average order value during the period.
Commerce revenue increased by $6.8 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. This increase was primarily driven by the addition of new retail partners since September 30, 2020, as well as volume increases amongst existing retailer partners during the period.

Gross Profit

	Six Months Ended September 30,
	2021	2020	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$128,874	$89,300	$39,574	44.3%
Commerce	$10,803	$9,174	$1,629	17.8%
Total gross profit	$139,677	$98,474	$41,203	41.8%
Percentage of revenue	58.7%	61.1%
Direct to Consumer and Commerce gross profit increased by $39.6 million and $1.6 million, respectively, for the six months ended September 30, 2021 compared to the six months ended September 30, 2020, driven by the $76.5 million increase in revenue during the period.
Gross profit as a percentage of revenue decreased 2.3% for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. This decrease was primarily due to increased costs related to inbound freight during the period.
Operating Expenses
General and Administrative Expense

	Six Months Ended September 30,
	2021	2020	$ Change	% Change
	( in thousands)
General and administrative	$137,734	$71,315	$66,419	93.1%
Percentage of revenue	57.9%	44.2%
General and administrative expense increased by $66.4 million, or 93.1%, for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. This increase during the period was primarily due to: increased fulfillment and shipping costs of $32.9 million; increased compensation expense of $18.4 million, including $6.8 million of stock-based compensation; and increased other general and administrative expenses of $9.9 million primarily related to increased insurance, audit, professional, and legal fees due to growth of operations and requirements as a new publicly traded company.

Advertising and Marketing

	Six Months Ended September 30,
	2021	2020	$ Change	% Change
	( in thousands)
Advertising and marketing	$34,225	$24,533	$9,692	39.5%
Percentage of revenue	14.4%	15.2%
Advertising and marketing expense increased by $9.7 million, or 39.5%, for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. This increase was primarily due to additional media advertising spend to acquire New Subscriptions during the period, as well as the increase in CAC of $13.21 due to media rates exceeding pre-COVID levels during the period.
Interest Expense

	Six Months Ended September 30,
	2021	2020	$ Change	% Change
	( in thousands)
Interest expense	$(2,857)	$(3,420)	$563	-16.5%
Percentage of revenue	(1.2)%	(2.1)%
Interest expense decreased by $0.6 million, or -16.5%, for the six months ended September 30, 2021 compared to the six months September 30, 2020. This decrease was due primarily to lower non-cash interest in connection with our convertible promissory notes during the period.
Other Income (Expense), Net

	Six Months Ended September 30,
	2021	2020	$ Change	% Change
	( in thousands)
Other income (expense), net	$16,790	$1,432	$15,358	N/M
Percentage of revenue	7.1%	0.9%
N/M means not meaningful.
Other income (expense), net increased by $15.4 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. This increase in other income (expense), net, was primarily due to the $19.5 million of other income related to the changes in fair value of our warrant liabilities, offset by $2.6 million of expense related to the loss on extinguishment of debt incurred from conversion of the 2019 and 2020 Notes in connection with the Merger.
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
We calculate Adjusted Net Income (Loss) as net income (loss), adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax expense, (4) one-time transaction costs associated with the financing and merger, (5) demurrage fees related to freight and (6) other one-time items.
We calculate Adjusted Net Income (Loss) Margin by dividing Adjusted Net Income (Loss) for the period by Revenue for the period.
We calculate Adjusted Net Income (Loss) Per Common Share by dividing Adjusted Net Income (Loss) for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.
We calculate Adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest expense, (2) depreciation and amortization, (3) stock-based compensation expense, (4) change in fair value of warrants and derivatives, (5) sales and use tax expense, (6) one-time transaction costs associated with the financing and merger, (7) demurrage fees related to freight and (8) other one-time items.

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
The following table presents a reconciliation of Adjusted Net Income (Loss) to Net Income (Loss), the most directly comparable financial measure stated in accordance with GAAP, and the calculation of net income (loss)

margin, Adjusted Net Income (Loss) Margin and Adjusted Net Income (Loss) Per Common Share for the periods presented:
Adjusted Net Income (Loss)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income (loss)	$6,455	$(1,378)	$(18,349)	$638
Stock-based compensation expense	3,729	1,004	6,827	1,392
Change in fair value of warrants and derivatives	(23,407)	(1,229)	(19,508)	(1,263)
Sales and use tax expense (1)	—	243	—	841
Transaction costs (2)	442	—	5,640	—
Demurrage fees	735	—	735	—
Other one-time items (3)	1,014	—	3,612	—
Adjusted net income (loss)	$(11,032)	$(1,360)	$(21,043)	$1,608
Less: Earnings attributable to participating securities	—	—	—	(1,608)
Net income (loss) attributable to common stockholders—basic and diluted	$(11,032)	$(1,360)	$(21,043)	$—
Net income (loss) margin	5.37%	(1.59)%	(7.72)%	0.40%
Adjusted net income (loss) margin	(9.18)%	(1.57)%	(8.85)%	1.00%

Adjusted net income (loss) per common share - basic and diluted	$(0.07)	$(0.03)	$(0.15)	$—
Weighted average common shares used to compute net loss per share attributable to common stockholders - basic and diluted	169,173,509	45,889,103	139,133,082	45,704,365

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income (loss)	$6,455	$(1,378)	$(18,349)	$638
Interest expense	1,296	1,906	2,857	3,420
Depreciation and amortization expense	957	528	1,801	1,036
Stock-based compensation expense	3,729	1,004	6,827	1,392
Change in fair value of warrants and derivatives	(23,407)	(1,229)	(19,508)	(1,263)
Sales and use tax expense (1)	—	243	—	841
Transaction costs (2)	442	—	5,640	—
Demurrage fees	735	—	735	—
Other one-time items (3)	1,014	—	3,612	—
Adjusted EBITDA	$(8,778)	$1,074	$(16,385)	$6,064
Net loss margin	5.37%	(1.59)%	(7.72)%	0.40%
Adjusted EBITDA margin	(7.31)%	1.24%	(6.89)%	3.76%

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

(3)For the three months ended September 30, 2021, other one-time items is comprised of SOX implementation fees of $0.3 million, executive transition costs, including recruiting, bonus and relocation related expense of $0.3 million, loss on exercise of warrants of $0.3 million and restructuring related expenses of $0.1 million. For the six months ended September 30, 2021, other one-time items is comprised of loss on extinguishment of debt of $2.6 million, SOX implementation fees of $0.3 million, executive transition costs, including recruiting, bonus and relocation related expenses of $0.3 million, loss on exercise of warrants of $0.3 million and restructuring related expenses of $0.1 million.

Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of September 30, 2021, we had cash and cash equivalents of approximately $272.6 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.

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
On January 22, 2021, we amended the Western Alliance Agreement to extend the Credit Facility maturity date to May 31, 2022.
On June 15, 2021, in connection with the Merger, the Company repaid the outstanding balance on the Credit Facility, and as of September 30, 2021 there are no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million remains available to be borrowed by the Company if or when needed through the termination date of the agreement of May 31, 2022.
On October 29, 2021, the Company and Western Alliance entered into the eleventh loan and security modification agreement, which increased the sublimit for foreign exchange services and export, import, and standby letters of credit under the Company’s existing loan and security agreement with Western Alliance to $2.7 million
The interest rate for borrowings under the Credit Facility, as amended, is equal to (i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time (the “Prime Rate”) and 5.25%, plus (ii) half of one percent (0.50%), per annum. As of March 31, 2021 and 2020 the weighted-average interest rate for the Western Alliance Credit Facility and term loans was 5.75% and 6.09%, respectively.
The Credit Facility has a borrowing base subject to an amount equal to eighty percent (80%) of our trailing three months of subscription revenue. Western Alliance has a first lien perfected security interest in substantially all of our assets, including our rights to our intellectual property.
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

On March 31, 2020, we entered into a note purchase agreement and issued individual convertible promissory notes thereunder, with an option for subsequent closings through May 1, 2020 for up to $10.0 million in aggregate principal. We received gross proceeds of $1.5 million from the initial closing of the note purchase agreement on March 31, 2020 with employees, founders, and existing investors, representing a related party transaction. The agreement consisted of both Pro Rata Notes and Super Pro Rata Notes. Pro-Rata Notes are defined as one or more promissory notes issued to each lender with respect to the amount of the lender’s consideration, up to the lender’s pro rata amount as set forth in the note purchase agreement. Super Pro-Rata Notes are defined as one or more promissory notes issued to each lender with respect to the lender’s amount of consideration paid in excess of their pro rata amount. The Super Pro Rata Notes bore interest at a rate of 10% per year, capitalized quarterly, and payable in kind, while the Pro Rata Notes bear interest at a rate of 8% per year, capitalized quarterly, and payable in kind. Both the Pro Rata and Super Pro Rata notes have a maturity date of March 30, 2023, unless previously converted into equity securities pursuant to the terms of the note purchase agreement.
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
2025 Convertible Notes
On November 27, 2020, we issued $75.0 million aggregate principal amount of 2025 Convertible Notes to Magnetar Capital, LLC (“Magnetar”). We received net proceeds of approximately $74.7 million from the sale of the 2025 Convertible Notes, after deducting fees and expenses of approximately $0.3 million.
We used approximately $27.6 million of the net proceeds from the sale of the 2025 Convertible Notes to repay the outstanding term loans with Western Alliance Bank and Pinnacle Ventures, LLC (“Pinnacle”), which included $2.0 million of early repayment fees related to the Pinnacle loan.
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

Cash Flows
Comparison of the Six Months Ended September 30, 2021 and 2020.
The following table summarizes our cash flows for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(108,019)	$8,481
Net cash used in investing activities	(11,003)	(2,838)
Net cash provided by financing activities	354,168	6,253
Net increase in cash and restricted cash	$235,146	$11,896
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
For the six months ended September 30, 2021, net cash used in operating activities was $108.0 million. The $108.0 million of net cash used in operating activities consisted of net loss of $18.3 million adjusted for non-cash charges totaling $12.3 million and a net decrease of $77.3 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $24.4 million for changes in fair value of warrants, $6.8 million for stock based compensation, $2.6 million loss on extinguishment of debt and $1.8 million for depreciation and amortization. The decrease in our net operating assets and liabilities was driven by the changes in inventory of $52.9 million to support current demand, accounts payable and accrued expenses of $15.3 million related to increased expenditures to support general business growth, as well as the timing of payments, other liabilities of $5.9 million, and prepaid expenses and other current assets of $2.2 million. The decrease in our net operating assets and liabilities was partially offset by the change in deferred revenue of $1.2 million, and accounts receivable of $2.0 million.
For the six months ended September 30, 2020, net cash provided by operating activities was $8.5 million. The $8.5 million of net cash used in operating activities consisted of net income of $0.6 million adjusted for non-cash charges totaling $2.2 million and a net increase of $5.7 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $1.0 million for depreciation and amortization, $1.4 million for stock based compensation and $1.0 million for amortization of debt discount and deferred issuance costs. The decrease in our net operating assets and liabilities was driven by the changes in inventory of $23.0 million to support demand and accounts payable and accrued expenses of $17.4 million related to expenditures to support general business operations, as well as the timing of payments. The decrease in our net operating assets and liabilities was partially offset by the change in deferred revenue of $5.5 million and other liabilities of $8.2 million.
Cash flows used in Investing Activities
For the six months ended September 30, 2021 and 2020, net cash used in investing activities was $11.0 million and $2.8 million, respectively, primarily due to capital expenditures.

Cash flows provided by Financing Activities
For the six months ended September 30, 2021, net cash provided by financing activities was $354.2 million, primarily due to proceeds of $227.1 million proceeds from the Merger and proceeds from the PIPE of $200.0 million. The increase in cash provided by financing activities was partially offset by the repayments of outstanding borrowings on our line of credit of $34.3 million, payments of transaction costs of $24.9 million, payment of deferred underwriting fees $8.9 million, and repayment of the outstanding PPP loan of $5.2 million.
For the six months ended September 30, 2020, net cash provided by financing activities was $6.3 million, primarily due to proceeds from debt of $5.2 million, proceeds from convertible notes of $1.0 million and proceeds from the exercise of stock options of $0.4 million.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) which are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.
Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act.
Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to our previous and currently identified material weaknesses in internal control over financial reporting. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
BARK’s previously identified material weaknesses related to (i) the lack of formal evidence of timely preparation and review of key account reconciliations, (ii) the lack of proper design and implementation of controls around inventory vendor management, (iii) internal controls over financial reporting that were not formalized as it relates to processes over inventory management, and (iv) improper accounting for warrants issued in connection with our initial public offering, which related to the review of complex or non-routine transactions.
During the three months-ended September 30, 2021 we identified a material weakness related to the review of accounting for non-routine or complex transactions. The material weakness was due to a presentation error of prior year equity and earnings per share (“EPS”) after the completion of the merger between Barkbox, Inc. (“Legacy BARK”) and Northern Star, NSAC Merger Sub Corp. The Merger occurred in June 2021 and was accounted for as a reverse recapitalization. For periods before the reverse recapitalization, the shareholders’ equity of the combined company should have been presented on the basis of the historical equity of the target before the reverse recapitalization, retroactively recast to reflect the number of shares that would have been received in the acquisition.
BARK is taking the following steps to remediate the material weaknesses described above through the following:
a.Hiring additional qualified accounting and financial reporting personnel,
b. Improving and updating our systems,
c.Acquiring enhanced access to accounting literature,
d.Enhancing reviews of technical analyses to ensure the proper application of GAAP and,
e.Further evolving our accounting processes.

BARK will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
Except as disclosed above, there were no changes to our internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS AND RISK FACTOR SUMMARY
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
Risk Factor Summary
Set forth below is a summary of some of the principal risks associated with BARK:
Risks Related to BARK’s Business
•BARK relies significantly on revenue from subscribers purchasing subscription-based products, such as BarkBox and Super Chewer, and may not be successful in expanding its subscription-based offerings;
•BARK has a short operating history at its current scale in a rapidly evolving industry and, as a result, its past results may not be indicative of future operating performance;
•BARK’s quarterly results of operations, as well as its key metrics, may fluctuate, which may result in BARK failing to meet the expectations of industry and securities analysts or its investors;
•BARK has experienced significant revenue growth in recent periods, including increased subscriptions during the COVID-19 pandemic. This rate of growth may not be sustainable or indicative of its future rate of growth;
•If BARK fails to acquire and retain new subscribers and customers, or fails to do so in a cost-effective manner, BARK may be unable to increase net sales, improve margins and achieve profitability;
•BARK may be unable to maintain a high level of engagement with its subscribers and increase their spending with BARK, which could harm its business, financial condition, or operating results;
•The growth of BARK’s business depends on its ability to accurately predict consumer trends, successfully introduce new products, improve existing products, and expand into new offerings;
•BARK’s future growth and profitability will depend in large part upon the effectiveness and efficiency of its marketing;
•BARK’s business depends on a strong brand and BARK may not be able to maintain its brand and reputation;
•Certain of BARK’s key performance indicators are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm BARK’s reputation and negatively affect its business;

•BARK has a history of losses and expects to generate operating losses as BARK continues to expand its business;
•BARK relies on consumer discretionary spending and has been, and may in the future be, adversely affected by economic downturns and other macroeconomic conditions or trends;
•BARK may be unable to manage the complexities created by its omni channel operations, which may have a material adverse effect on its business, financial condition, operating results and prospects; and
•BARK relies on third parties to sell and distribute BARK’s products, and BARK relies on their information to manage its business. Disruption of BARK’s relationship with these channel partners, changes in or issues with their business practices, their failure to provide timely and accurate information, changes in distribution partners, practices or models or conflicts among its channels of distribution could adversely affect its business, results of operations, operating cash flows and financial condition.

Risks Related to Ownership of BARK’s Common Stock
•BARK’s stock price may be volatile and may decline regardless of its operating performance;
•An active trading market for BARK common stock may not be sustained;
•BARK has convertible debt that may be converted into shares of BARK common stock and warrants that may be exercisable for BARK common stock in the future, which would cause immediate and substantial dilution to its stockholders;
•Future sales of shares by existing stockholders could cause BARK’s stock price to decline;
•If securities or industry analysts either do not publish research about BARK or publish inaccurate or unfavorable research about us, BARK’s business, or its market, or if they change their recommendations regarding BARK’s common stock adversely, the trading price or trading volume of its common stock could decline; and
•BARK’s certificate of incorporation renounces BARK’s interest and expectancy in certain corporate opportunities, which may prevent BARK from receiving the benefit of certain corporate opportunities.

Risks Related to the 2025 Convertible Notes
•Our obligation to offer to redeem the 2025 Convertible Notes upon the occurrence of a fundamental change will be triggered only by certain specified transactions, and may discourage a transaction that could be beneficial to the holders of our Common Stock and the 2025 Convertible Notes;
•The value of the collateral securing the 2025 Convertible Notes may not be sufficient to satisfy our and the guarantors’ obligations under the 2025 Convertible Notes and the guarantees;
•There is no existing public trading market for the 2025 Convertible Notes, and a holder of the 2025 Convertible Notes ability to sell such notes will be limited; and
•Even though the 2025 Convertible Notes are convertible into shares of our Common Stock, the terms of the 2025 Convertible Notes will not provide protection against some types of important corporate events.

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
BARK has experienced significant growth in recent periods. For example, BARK’s revenues increased from $161.2 million in the six months ended September 30, 2020 to $237.8 million in the six months ended September 30, 2021, an increase of approximately 47.5%. Beginning in the first quarter of fiscal 2021, BARK saw an increase in the rate of BarkBox and Super Chewer subscriptions partially as a result of an increase in dog adoptions and purchases arising from more subscribers working remotely during the COVID-19 pandemic. As the COVID-19 pandemic or remote work conditions end, the trend of increased dog adoptions may not continue or BARK’s subscribers may elect to purchase fewer products for their dogs or to purchase dog products from traditional brick and mortar stores rather than from BARK, which could materially and adversely affect BARK’s business and results of operations. BARK believes that its continued growth in revenue will depend upon, among other factors, BARK’s ability to:
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
BARK has a history of losses and expects its operating losses to continue in the near-term as BARK increases investment in its business. As of March 31, 2021 and September 30, 2021, BARK had an accumulated deficit of $180.0 million and $198.3 million, respectively. Furthermore, it is difficult for BARK to predict its future results of operations with certainty. As a result, BARK’s losses may be larger than anticipated and BARK may never achieve profitability. BARK expects its operating expenses to increase over the next several years as BARK increases its advertising, expands into new markets, expands its offerings, hires additional personnel, incurs additional expenses related to being a public company and continues to develop features on its website and mobile application. In particular, BARK intends to continue to invest substantial resources to grow and diversify its product offerings and in marketing to acquire new subscribers and customers. Its operating expenses may also be adversely impacted by increased costs and delays in launching new markets and fulfillment centers and expanding fulfillment center capacity as a result of the COVID-19 pandemic. If BARK’s future growth and operating performance fail to meet investor or analyst expectations, its financial condition and stock price could be materially and adversely affected.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing Legacy BARK’s financial statements for fiscal 2019 and 2020, management identified material weaknesses in its internal control over financial reporting. The material weaknesses identified relate to (i) the lack of timely preparation and review of key account reconciliations, (ii) the lack of controls around inventory vendor management, and (iii) Legacy BARK’s internal controls over financial reporting were not formalized as it relates to processes over inventory management. In addition to these previously identified material weaknesses, during the three month-ended September 30, 2021 we identified a material weakness relating to the review of accounting for non-routine or complex transactions.The material weaknesses are currently in remediation.
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
BARK’s independent registered public accounting firm is not required to formally attest to the effectiveness of BARK’s internal control over financial reporting until after it is no longer an “emerging growth company” as defined in the JOBS Act. We will no longer qualify as an emerging growth company as of the end of the fiscal year ending March 31, 2022 and will become a “large accelerated filer” as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At the time of issuing such first attestation report, BARK’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which BARK’s internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of BARK’s internal control over financial reporting that it will be required to include in its periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in BARK’s reported financial and other information, which would likely have a negative effect on the trading price of its common stock. In addition, if BARK’s is unable to continue to meet these requirements, it may not be able to remain listed on the New York Stock Exchange.
If BARK’s internal control over financial reporting or its disclosure controls and procedures are not effective, BARK may be unable to accurately report its financial results, prevent fraud or file its periodic reports in a timely manner, which may cause investors to lose confidence in BARK’s reported financial information and may lead to a decline in BARK’s stock price.
Prior to the Merger, BARK had not previously been subject to the internal control and financial reporting requirements that are required of a publicly-traded company. Further, BARK will be required to comply with additional requirements under The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) following the date BARK is deemed to no longer qualify as an emerging growth company and have become a large accelerated filer, which will happen as of the end of this fiscal year on March 31, 2022. The Sarbanes-Oxley Act requires that BARK maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, BARK must perform system and process evaluation, document its controls and perform testing of its key controls over financial reporting to allow management to assess, and, when required as of the end of this fiscal year, its independent public accounting firm to report, on the effectiveness of BARK’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Its testing, or the subsequent testing by BARK’s independent public accounting firm, may reveal deficiencies in its internal control over financial reporting that are deemed to be material weaknesses. If BARK is not able to comply with the requirements of Section 404 in a timely manner, or if BARK or its accounting firm identify deficiencies in BARK’s internal control over financial reporting that are deemed to be material weaknesses, the market price of its stock would likely decline and BARK could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.
If BARK’s estimates or judgments relating to its critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, BARK’s operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. BARK bases its estimates on historical experience and on various other assumptions that BARK believes to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources.

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
•incur or guarantee additional debt;
•make certain investments and acquisitions;
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
If BARK’s existing stockholders sell or indicate an intention to sell substantial amounts of its common stock in the public market, the trading price of BARK’s common stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of common stock subject to stock options outstanding and reserved for issuance under its equity incentive plans are have been registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of its common stock could decline.
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
The trading market for BARK’s common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade BARK’s common stock, provide a more favorable recommendation about BARK’s competitors, or publish inaccurate or unfavorable research about its business, BARK’s common stock price would likely decline. In addition, BARK currently expects that securities research analysts will establish and publish their own periodic projections for its business. These projections may vary widely and may not accurately predict the results BARK actually achieves. Its stock price may decline if its actual results do not match the projections of these securities research analysts. While BARK expects research analyst coverage, if no analysts commence coverage of it, the trading price and volume for BARK common stock could be adversely affected. If any analyst who may cover BARK were to cease coverage of BARK or fail to regularly publish reports on us, BARK could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of its common stock to decline.
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
As of September 30, 2021, BARK had options and warrants outstanding to purchase up to an aggregate of 38,811,591 shares of common stock, including public warrants to purchase 8,478,333 shares and private warrants to purchase 4,558,000 shares. In addition, the 2025 Convertible Notes was convertible into 7,847,188 shares (based on the outstanding principal balance and accrued interest as of September 30, 2021). As of September 30, 2021, BARK also had the ability to issue up to 16,929,505 shares of common stock under the 2021 Plan and up to 3,385,901 shares of common stock under the ESPP.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2021 we issued the following shares of common stock upon the exercise of previously outstanding options:

Date	Equity Plan	Number of Stock Options Exercised	Weighted Average Exercise Price	Approximate Aggregate Purchase Price

7/2/2021	2011 Stock Incentive Plan	87,426	$0.03	$2,623
7/6/2021	2011 Stock Incentive Plan	8,742	0.60	5,245
7/8/2021	2011 Stock Incentive Plan	19,104	1.05	20,138
7/12/2021	2011 Stock Incentive Plan	1,748	0.88	1,538
7/13/2021	2011 Stock Incentive Plan	2,364	1.25	2,955
7/14/2021	2011 Stock Incentive Plan	4,732	1.85	8,754
7/15/2021	2011 Stock Incentive Plan	70,587	0.38	26,823
7/16/2021	2011 Stock Incentive Plan	11,467	1.27	14,511
7/19/2021	2011 Stock Incentive Plan	12,273	1.37	16,799
7/26/2021	2011 Stock Incentive Plan	270	1.85	500
8/2/2021	2011 Stock Incentive Plan	3,317	1.59	5,276
8/3/2021	2011 Stock Incentive Plan	6,826	1.39	9,488
8/5/2021	2011 Stock Incentive Plan	555	1.85	1,027
All of the forgoing transactions involved issuances of securities to employees of the Company and are exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended, as transactions pursuant to benefit plans and contracts relating to compensation.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

10.1	Lease, dated October 29, 2021, between 120 Broadway Holdings, LLC and Barkbox, Inc.

10.2	Employment Agreement between the Company and Howard R. Yeaton dated November 7, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from BARK Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form
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

THE ORIGINAL BARK COMPANY

November 12, 2021	/s/ Manish Joneja
Manish Joneja
Chief Executive Officer
(Principal Executive Officer)

THE ORIGINAL BARK COMPANY

November 12, 2021	/s/ John Toth
John Toth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)