Form 10-Q
period 2021-12-31
Bark, Inc.
filed 2022-02-11
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39691
BARK, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-4109918
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)
221 Canal Street
New York, NY, 10013
(855) 501-2275
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
(Formerly The Original BARK Company, Inc.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 4, 2022, there were 173,591,193 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228,692	$38,278
Accounts receivable—net	20,251	8,927
Prepaid expenses and other current assets	5,035	7,409
Inventory	150,690	77,454
Total current assets	404,668	132,068
PROPERTY AND EQUIPMENT—NET	26,253	13,465
INTANGIBLE ASSETS—NET	3,480	2,070
OTHER NONCURRENT ASSETS	4,400	3,260
TOTAL ASSETS	$438,801	$150,863
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$21,383	$50,501
Accrued and other current liabilities	52,649	44,605
Deferred revenue	36,210	27,177
Total current liabilities	110,242	122,283
LONG-TERM DEBT	76,032	115,729
OTHER LONG-TERM LIABILITIES	5,829	11,834
Total liabilities	192,103	249,846
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Convertible preferred stock (Series Seed, A, B, C, and C-1) $0.0001 par value with aggregate liquidation preference of $0 and $62,800 at December 31, 2021 and March 31, 2021 respectively; 0 and 8,010,560 shares authorized; 0 and 7,752,515 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively.	—	59,987
Total redeemable convertible preferred stock	—	59,987
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 173,495,873 shares issued and outstanding as of December 31, 2021 and 148,622,942 shares authorized; 48,071,777 shares issued and outstanding as of March 31, 2021.	1	—
Treasury stock, at cost; after recapitalization there are no treasury shares issued or outstanding as of December 31, 2021 or March 31, 2021	—	—
Additional paid-in capital	458,239	20,984
Accumulated deficit	(211,542)	(179,954)
Total stockholders’ equity (deficit)	246,698	(158,970)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$438,801	$150,863
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
REVENUE	$140,812	$105,175	$378,580	$266,396
COST OF REVENUE	62,403	45,674	160,493	108,421
Gross profit	78,409	59,501	218,087	157,975
OPERATING EXPENSES:
General and administrative	78,636	52,566	216,369	123,882
Advertising and marketing	26,828	26,250	61,053	50,782
Total operating expenses	105,464	78,816	277,422	174,664
LOSS FROM OPERATIONS	(27,055)	(19,315)	(59,335)	(16,689)
INTEREST EXPENSE	(1,284)	(4,961)	(4,141)	(8,381)
OTHER INCOME (EXPENSE)—NET	15,098	(696)	31,887	736
NET LOSS BEFORE INCOME TAXES	(13,241)	(24,972)	(31,589)	(24,334)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(13,241)	$(24,972)	$(31,589)	$(24,334)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.08)	$(0.54)	$(0.21)	$(0.53)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	172,554,101	46,192,869	150,313,932	45,867,792

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data) (Unaudited)
Three months ended December 31, 2021

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - October 1, 2021	—	$—	171,069,553	$1	—	$—	$452,180	$(198,302)	$253,879
Net loss	—	—	—	—	—	—	—	(13,241)	(13,241)
Issuance for stock options exercised	—	—	2,426,047	—	—	—	1,698	—	1,698
Restricted shares vesting	—	—	273	—	—	—	—	—	—
Conversion of Convertible Notes	—	—	—	—	—	—	152	—	152
Stock-based compensation	—	—	—	—	—	—	4,209	—	4,209
Cumulative translation adjustment	—	—	—	—	—	—	—	1	1
Balance - December 31, 2021	—	$—	173,495,873	$1	—	$—	$458,239	$(211,542)	$246,698
Nine months ended December 31, 2021

	Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - April 1, 2021	7,752,515	$59,987	5,498,588	$—	259,953	$(4,764)	$25,748	$(179,954)	$(158,970)
Retroactive application of recapitalization	—	—	42,573,189	—	(259,953)	4,764	(4,764)	—	—
BALANCE-April 1, 2021, effect of recapitalization	7,752,515	59,987	48,071,777	—	—	—	20,984	(179,954)	(158,970)
Net loss	—	—	—	—	—	—	—	(31,589)	(31,589)
Issuance for stock options exercised	—	—	5,508,181	—	—	—	2,829	—	2,829
Issuance for warrants exercised	—	—	1,931,621	—	—	—	1,019	—	1,019
Restricted shares vesting	—	—	7,124	—	—	—	—	—	—
Conversion of Preferred Stock	(7,752,515)	(59,987)	7,752,515	—	—	—	59,987	—	59,987
Conversion of Convertible Notes	—	—	1,135,713	—	—	—	12,128	—	12,128
PIPE Issuance	—	—	20,000,000	—	—	—	200,000	—	200,000
Net equity infusion from the Merger	—	—	89,088,942	1	—	—	150,256	—	150,257
Stock-based compensation	—	—	—	—	—	—	11,036	—	11,036
Cumulative translation adjustment	—	—	—	—	—	—	—	1	1
Balance - December 31, 2021	—	$—	173,495,873	$1	—	$—	$458,239	$(211,542)	$246,698

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data) (Unaudited)
Three months ended December 31, 2020

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-October 1, 2020	7,752,515	$59,987	5,268,417	$—	259,953	$(4,764)	$19,764	$(147,925)	$(132,925)
Retroactive application of recapitalization	—	$—	40,790,454	—	(259,953)	4,764	(4,764)	—	—
BALANCE-October 1, 2020, effect of recapitalization	7,752,515	$59,987	46,058,871	—	—	—	15,000	(147,925)	(132,925)
Net loss	—	$—	—	—	—	—	—	(24,972)	(24,972)
Issuance for stock options exercised	—	—	376,354	—	—	—	348	—	348
Restricted shares vesting	—	—	—	—	—	—	605	—	605
Stock-based compensation expense	—	—	—	—	—	—	2,129	—	2,129
Balance-December 31, 2020	7,752,515	$59,987	46,435,225	$—	—	$—	$18,082	$(172,897)	$(154,815)
Nine months ended December 31, 2020

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-April 1, 2020	7,752,515	$59,987	5,196,711	$—	259,953	$(4,755)	$17,931	$(148,563)	$(135,387)
Retroactive application of recapitalization	—	—	40,235,073	—	(259,953)	4,755	(4,755)	—	—
BALANCE-April 1, 2020, effect of reverse recapitalization	7,752,515	59,987	45,431,784	—	—	—	13,176	(148,563)	$(135,387)
Net loss	—	—	—	—	—	—	—	(24,334)	(24,334)
Issuance for stock options exercised	—	—	788,438	—	—	—	709	—	709
Restricted share vesting	—	—	218,632	—	—	—	1,009	—	1,009
Stock-based compensation	—	—	—	—	—	—	3,117	—	3,117
Modification of a warrant	—	—	—	—	—	—	80	—	80
Repurchase of common stock	—	—	(3,629)	—	—	—	(9)	—	(9)
Balance-December 31, 2020	7,752,515	$59,987	46,435,225	$—	—	$—	$18,082	$(172,897)	$(154,815)

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,589)	$(24,334)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	2,924	1,697
Amortization of deferred financing fees and debt discount	671	2,722
Bad debt expense	—	52
Stock-based compensation expense	11,036	4,126
Loss on extinguishment of debt	2,024	—
Loss on exercise of equity classified warrants	303	—
Change in fair value of warrant liabilities and derivatives	(38,861)	336
Paid in kind interest on convertible notes	4,171	—
Changes in operating assets and liabilities:
Accounts receivable	(11,306)	(5,672)
Inventory	(73,236)	(32,652)
Prepaid expenses and other current assets	(425)	(2,637)
Other assets	(314)	—
Accounts payable and accrued expenses	(12,290)	17,203
Deferred revenue	9,033	16,731
Other liabilities	(8,678)	13,671
Net cash used in operating activities	(146,537)	(8,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,605)	(4,017)
Net cash used in investing activities	(17,605)	(4,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of finance fees	(641)	(614)
Payments of transaction costs	(25,233)	(121)
Payment of deferred underwriting fees	(8,902)	—
Payment of capital lease obligations	(427)	—
Proceeds from equity infusion from the Merger, net of redemptions	227,092	—
Proceeds from PIPE issuance	200,000	—
Proceeds from the exercise of stock options	2,829	709
Proceeds from the exercise of warrants	121	—
Proceeds from convertible notes	—	75,750
Proceeds from debt	—	5,157
Payments to repurchase common stock	—	(9)
Payments of long-term debt	(39,457)	(25,250)
Net cash provided by financing activities	355,382	55,622

Effect of exchange rate changes on cash	1	—

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	191,240	42,848
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	39,731	9,676
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$230,972	$52,524

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	228,692	51,896

Restricted cash—Prepaid expenses and other current assets	2,280	628
Total cash, cash equivalents and restricted cash	$230,972	$52,524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$483	$56
Cash paid for interest	$776	$4,654
Cash paid for sales tax	$28,478	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$59,987	$—
Issuance of common stock related to convertible notes	$13,367	$—
Capital contribution related to extinguishment of debt	$536	$—
Issuance of common stock related to cashless exercise of liability classified warrants	$595	$—
Non-cash deferred issuance costs	$—	$3,000
Non-cash deferred transaction costs	$—	$922
Issuance of derivatives with debt	$—	$1,153
Issuance of convertible promissory notes	$—	$800
Modification of warrant	$—	$80
See notes to condensed consolidated financial statements

BARK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
BARK, Inc. (the “Company”), a Delaware corporation formerly known as The Original BARK Company and, prior to the Merger, as defined below, Northern Star Acquisition Corp. ("Northern Star"), is an omnichannel brand serving dogs across the four key categories of Play, Food, Health and Home. The Company is located and headquartered in New York, New York.
On June 1, 2021 (the “Closing Date”), Northern Star completed the acquisition of Barkbox, Inc. (“Legacy BARK”), a Delaware corporation, pursuant to that certain Agreement and Plan of Reorganization (the “Merger Agreement”), dated December 16, 2020, by and among Northern Star, NSAC Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of Northern Star (“Merger Sub”), and Legacy BARK. At the Closing Date, Merger Sub merged with and into Legacy BARK, with Legacy BARK surviving the merger as a wholly owned subsidiary of Northern Star (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Also at the Closing Date, Northern Star changed its name to “The Original BARK Company.” On November 22, 2021, the Company changed its corporate name from The Original BARK Company to BARK, Inc.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of BARK, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended March 31, 2021 and 2020 contained in the Current Report on Form 8-K filed with the SEC on June 7, 2021.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended December 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2022, or any other period.
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
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At December 31, 2021 and March 31, 2021, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Public warrant liability(1)	$5,007	$—	$—	$5,007
Private warrant liability(1)	$—	$2,689	$—	$2,689
	$5,007	$2,689	$—	$7,696

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Preferred stock warrant liabilities(1)	$—	$—	$133	$133
Derivative liabilities(2)	—	—	$4,883	$4,883
	$—	$—	$5,016	$5,016
______________
(1)Included in accrued and other current liabilities.
(2)Included in other long-term liabilities.
A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis from March 31, 2021 through December 31, 2021 is as follows:

Balance at March 31, 2021	$5,016
Change in fair value of preferred stock warrants	664
Settlement of derivative liability due to 2019 & 2020 Notes conversion	(4,883)
Settlement of warrant liability upon exercise of warrant	(797)
Balance at December 31, 2021	$—
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
The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the warrants have been recorded as current liabilities on the balance sheet at fair value upon issuance, with subsequent changes in their respective fair values recognized in other income, net on the condensed consolidated statements of operations and comprehensive income (loss) at each reporting date. See further disclosure on the change in fair value of Public and Private Warrant liabilities within footnote 10, “Other Income - Net.”
Restricted Cash—The Company has restricted cash with its primary bank related to customs bonds required for the importing of goods. As of December 31, 2021 and March 31, 2021, the Company has classified $2.3 million and $1.5 million within prepaid expenses and other current assets, as restricted cash.

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
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three and nine months ended December 31, 2021 and 2020, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 57% and three customers that accounted for 84% of gross accounts receivable as of December 31, 2021 and March 31, 2021, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 12.7% and 16.1% of total revenue for the three and nine months December 31, 2021, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended December 31, 2021 and 2020, the Company had two suppliers that accounted for 26% of total finished goods purchased and two suppliers that accounted for 32% of total finished goods purchased, respectively. During the nine months ended December 31, 2021 and 2020, the Company had two suppliers that accounted for 29% of total finished goods purchased and two suppliers that accounted for 32% of total finished goods purchased, respectively. The Company had two suppliers that accounted for 31% of the accounts payable balance and two suppliers that accounted for 44% of the accounts payable balance as of December 31, 2021 and March 31, 2021, respectively.
Recent Accounting Pronouncements Issued but Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the consolidated financial statements as its date of initial application. The Company will elect option one and use the effective date of ASU 2016-02 as the date of initial application. As the Company will lose its emerging growth company (“EGC”) status by the end of March 31, 2022, the Company will be required to apply the provisions of ASU 2016-02 beginning with the annual reporting period ended March 31, 2022. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements. Upon adoption of this standard, the Company will record a right of use asset and lease liability equal to the present value of these leases, which will have a material impact on the condensed consolidated balance sheet. However, upon the adoption of ASU 2016-02, no material changes are expected to the condensed consolidated statement of operations and the condensed consolidated statement of cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. As the Company will lose EGC status by the end of March 31, 2022, the Company will be required to apply the provisions of ASU 2016-13 beginning with the annual reporting period ended March 31, 2022. The Company does not expect the adoption of ASU 2019-13 to have a material impact on the Company’s condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. This updated removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. As the Company will lose EGC status by the end of March 31, 2022, the Company will be required to apply the provisions of ASU 2016-13 beginning with the annual reporting period ended March 31, 2022. The Company does not expect the adoption of ASU 2019-13 to have a material impact on the Company’s consolidated financial statements.
3.MERGER
On June 1, 2021, the Company consummated the Merger pursuant to the terms of the Merger Agreement, by and among the Company, NSAC Merger Sub, and Legacy BARK.
Immediately upon the consummation of the Merger and the other transactions contemplated by the Merger Agreement (collectively, the “Transactions”), Merger Sub merged with and into Legacy BARK, with Legacy BARK surviving the Business Combination as a wholly-owned subsidiary of the Company. In connection with the Transactions, the Company changed its name to “The Original BARK Company,” and in November 2021 changed its name to BARK, Inc.
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
Additionally, at the Closing:
•the conversion obligations with respect to Legacy BARK’s 5.50% convertible senior secured notes due 2025 (the “2025 Convertible Notes”) were assumed by the Company and the 2025 Convertible Notes became convertible at the election of the holders into shares of the Company's common stock. As of the Closing, the 2025 Convertible Notes were convertible at the election of the holder into an aggregate of 7,713,121 shares of the Company's common stock based on the then outstanding principal and accrued interest. The 2025 Convertible Notes are still outstanding as of December 31, 2021;
•certain investors (the “PIPE Investors”) purchased an aggregate of 20,000,000 shares of the Company's common stock in a private placement at a price of $10.00 per share for an aggregate purchase price of $200.0 million (the “PIPE” issuance);
•each of the 6,358,750 outstanding shares of Northern Star’s Class B common stock were converted into a share of the Company's common stock on a one-for-one basis. Each outstanding warrant of Northern Star entitles the holder to purchase shares of the Company's common stock at a price of $11.50 per share beginning on November 13, 2021; and
•the Company amended and restated its amended and restated certificate of incorporation, increasing the number of shares of common stock authorized to issue to 500,000,000 shares.
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

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) - three months ended June 30, 2020

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-April 1, 2020 - as reported	7,752,515	$59,987	5,196,711	$—	259,953	$(4,755)	$17,931	$(148,563)	$(135,387)
Correction - retroactive application of recapitalization	—	—	40,235,073	—	(259,953)	4,755	(4,755)	—	—
BALANCE-April 1, 2020, as revised	7,752,515	59,987	45,431,784	—	—	—	13,176	(148,563)	(135,387)
Net Income	—	—	—	—	—	—	—	2,016	2,016
Issuance for stock options exercised	—	—	274,278	—	—	—	222	—	222
Stock-based compensation	—	—	—	—	—	—	388	—	388
Balance-June 30, 2020	7,752,515	$59,987	45,706,062	$—	—	$—	$13,786	$(146,547)	$(132,761)
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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three and nine-months ended December 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue
Direct to Consumer:
Toys and treats subscription	$114,270	$87,442	$321,343	$226,999
Other	3,854	2,759	8,973	5,670
Total Direct to Consumer	$118,124	$90,201	$330,316	$232,669
Commerce	22,688	14,974	48,264	33,727
Revenue	$140,812	$105,175	$378,580	$266,396
Contract Liability
The Company’s contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.
Contractual liabilities included in deferred revenue were $36.2 million and $27.2 million as of December 31, 2021 and March 31, 2021, respectively. During the nine months ended December 31, 2021, the Company recognized $21.7 million of revenue included in deferred revenue as of March 31, 2021.
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

5.DEBT
As of December 31, 2021 and March 31, 2021, long-term debt consisted of the following (in thousands):

	As of December 31,	As of March 31,
	2021	2021
2025 Convertible Notes	$79,171	$75,000
Western Alliance revolving line of credit & term loan	—	34,300
Convertible promissory notes	—	7,167
PPP loan	—	5,157
	79,171	121,624
Less: deferred financing fees and debt discount	(3,139)	(5,895)
Total long-term debt	$76,032	$115,729

Western Alliance Bank—Line of Credit and Term Loan
In October 2017, the Company entered into a loan and security agreement (the “Western Alliance Agreement”) and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provided for a secured revolving line of credit (the “Credit Facility”) in an aggregate principal amount of up to $35.0 million with a maturity date of October 12, 2020.
On December 7, 2018, the Company amended the Western Alliance Agreement, which included the issuance of a warrant to purchase common stock (“Subsequent Western Alliance Warrant”) to Western Alliance. The modification to the Western Alliance Agreement provided for an additional term loan of $10.0 million at issuance and an incremental seasonal loan of $5.0 million. The seasonal loan matured and was repaid on March 31, 2020. The term loan had a maturity date of December 31, 2021.
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
As of March 31, 2021, the Company had $34.3 million of outstanding borrowings under the Credit Facility, recorded as debt on the accompanying condensed consolidated balance sheet. On June 15, 2021, in connection with the Merger, the Company repaid the outstanding balance on the Credit Facility, and as of December 31, 2021 there are no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million remains available to be borrowed by the Company if or when needed through the termination date of the agreement of May 31, 2022.
Under the terms of this Credit Facility, the Company is required to comply with certain financial and nonfinancial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western Alliance Agreement. As of December 31, 2021 and March 31, 2021, the Company was compliant with its financial covenants.
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
On June 1, 2021, in connection with the closing of the Merger, the outstanding principal and interest of the 2019 Notes and 2020 Notes were converted to 1,135,713 common shares of the Company, with a fair value of $12.8 million. The conversion of the notes resulted in a loss on extinguishment of $2.0 million recorded to other expense included in other income, net on the condensed consolidated statement of operations and comprehensive income (loss), as well as a capital contribution of $0.5 million recorded to additional paid-in-capital on the condensed consolidated balance sheet for the portion of the loss associated with the 2020 Notes which were with related parties.
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
The Company used approximately $27.6 million of the net proceeds from the sale of the 2025 Convertible Notes to repay the outstanding term loans with Western Alliance Bank and Pinnacle, which included $2.0 million of early repayment fees related to the Pinnacle loan.
The 2025 Convertible Notes are governed by the Indenture. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1st of each year commencing December 1, 2021, compounded annually. On December 1, 2021, the accrued interest of $4.2 million was paid-in-kind through an increase of the outstanding principal on the 2025 Convertible Notes.
If the 2025 Convertible Notes are not converted into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of December 31, 2021. Therefore, the Company did not record a derivative liability related to these features at December 31, 2021. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of both December 31, 2021 and March 31, 2021, the Company had $79.2 million and $75.0 million of outstanding borrowings under the 2025 Convertible Notes agreement respectively.
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
Prior to the completion of the Merger there were no significant changes to the terms of the Redeemable Convertible Preferred Stock. Upon the Closing of the Merger, the Legacy BARK redeemable convertible preferred stock converted into 67,776,888 shares of the Company’s common stock based on the Merger’s exchange ratio of 8.7425. The Company recorded the conversion at the carrying value of the redeemable convertible preferred stock at the time of Closing. There are no shares of redeemable convertible preferred stock authorized or outstanding as of December 31, 2021.
7.STOCK-BASED COMPENSATION PLANS
Equity Incentive Plans
The Barkbox, Inc. 2011 Stock Incentive Plan (as amended from time to time, the “2011 Plan”) provides for the award of stock options and other equity interests in the Company to directors, officers, employees, advisors or consultants of the Company.
On June 1, 2021, in connection with the Merger, the 2021 Equity Incentive Plan (the “2021 Plan”) became effective and 16,929,505 authorized shares of common stock were reserved for issuance thereunder. In addition, pursuant to the terms of the Merger Agreement, on the Closing Date of the Merger, options to purchase shares of Legacy BARK’s common stock previously issued under the 2011 Plan were converted into options to purchase an aggregate of 29,390,344 shares of BARK common stock. As of December 31, 2021, 15,019,099 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no more shares available for grant under the 2011 Plan.
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
The 2011 and 2021 Plans (together, the “Plans”) are administered by the Company’s Compensation Committee of its board of directors (the “Compensation Committee”). The exercise prices, vesting and other restrictions are determined by the Board of Directors (the “Board”), except that the exercise price per share of a stock option may not be less than 100% of the fair value of the common share on the date of grant. Stock options awarded under the Plans typically expire 10 years after the date of the grant and generally have vesting conditions of 25% on the first anniversary of the date of grant and 75% on a monthly basis at a rate of 1/36th unless otherwise determined by the Compensation Committee. The Plans provide that the Compensation Committee shall determine the vesting conditions of awards granted under the Plans, and the Compensation Committee has from time to time approved vesting schedules for certain awards that deviate from the vesting conditions contained in the previous sentence.
Stock Option Activity
During the nine months ended December 31, 2021 the Company granted to its employees equity awards to purchase an aggregate of 1,127,886 shares of common stock with a weighted average exercise price of $9.02 vesting over a four-year period.
Restricted Stock Unit (“RSU”) Activity
During the nine months ended December 31, 2021 the Company granted to its employees 1,979,669 service based awards. Each award will vest based on continued service which is generally four years. The grant date fair value of the award will be recognized as compensation expense over the requisite service period. The fair value of the restricted stock units was estimated on the date of grant based on the fair value of the Company’s common stock.
The following table summarizes the total stock-based compensation expense by function for the three and nine months ended December 31, 2021 and 2020, which includes expense related to options and restricted stock units (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
General and administrative	$2,200	$2,671	$4,599	$3,992
Advertising and marketing	2,009	63	6,437	134
Total stock-based compensation expense	$4,209	$2,734	$11,036	$4,126
Employee Stock Purchase Plan
In June 2021, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective. The 2021 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 3,385,901 shares of common stock have been reserved for future issuance under the 2021 ESPP. On the first day of each fiscal year commencing on April 1, 2022 and ending on (and including) March 31, 2041, the aggregate number of shares of common stock that may be issued under the ESPP shall increase by a number, determined by the Company's board of directors on or before May 1st of such fiscal year, not to exceed the lesser of (i) one percent (1%) of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year or (ii) 1,500,000 shares of common stock. If the board of directors does not determine to increase the aggregate number of shares of common stock in the ESPP by May 1st of such fiscal year, such increase shall be zero. As of December 31, 2021, no shares have been issued under the 2021 ESPP.
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
9.INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three months or nine months ended December 31, 2021 due to the expected loss before income taxes to be incurred for the year ended March 31, 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
10.OTHER INCOME (LOSS)—NET
Other income—net consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Other income—net:
Other income	$54	$109	$236	$277
Change in fair value of warrants	14,470	—	33,978	(17)
Change in fair value of derivative liability	—	(1,600)	—	(319)
Loss on extinguishment of debt	574	—	(2,024)	—
Loss on warrant exercise	—	—	(303)	—
Settlement claim	—	795	—	795
	$15,098	$(696)	$31,887	$736
11.NET LOSS PER SHARE
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(13,241)	$(24,972)	$(31,589)	$(24,334)
Less: Earnings attributable to participating securities	$—	$—	$—	$—
Net loss attributable to common stockholders—basic and diluted	$(13,241)	$(24,972)	$(31,589)	$(24,334)
Denominator:
Weighted average common shares outstanding—basic and diluted	172,554,101	46,192,869	150,313,932	45,867,792

Net loss per share attributable to common stockholders - basic and diluted	$(0.08)	$(0.54)	$(0.21)	$(0.53)
For the three and nine months ended December 31, 2021, the Company’s potential dilutive securities, which include stock options, RSUs, warrants and convertible notes have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three and nine months ended December 31, 2021.
For the three and nine months ended December 31, 2020, the Company’s potential dilutive securities, which include redeemable convertible preferred stock, stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three and nine months ended December 31, 2020.
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at December 31, 2021 and 2020 from the computation of diluted net loss per share attributable to common shareholders for the three and nine months ended December 31, 2021 and 2020 because including them would have had an anti-dilutive effect.

	As of
	December 31,
	2021	2020
Redeemable convertible preferred stock as converted to common stock	—	29,139,793
Stock options to purchase common stock	23,902,292	27,854,313
Restricted stock units	1,979,396	—
Warrants to purchase common stock	13,036,333	2,044,705
Warrants to purchase preferred stock	—	4,572
2025 convertible notes as converted to common stock	7,952,919	—
The Company also had convertible notes outstanding for the three and nine months ended December 31, 2020, which could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three and nine months ended December 31, 2020, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 5, “Debt,” for additional details.
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

Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Direct to Consumer:
Revenue	$118,124	$90,201	$330,316	$232,669
Cost of revenue	47,876	36,866	131,195	90,034
Gross profit	70,248	53,335	199,121	142,635
Commerce:
Revenue	22,688	14,974	48,264	33,727
Cost of revenue	14,527	8,808	29,298	18,387
Gross profit	8,161	6,166	18,966	15,340
Consolidated:
Revenue	140,812	105,175	378,580	266,396
Cost of revenue	62,403	45,674	160,493	108,421
Gross profit	$78,409	$59,501	$218,087	$157,975

13.    SUBSEQUENT EVENTS
On January 10, 2022, Manish Joneja resigned as Chief Executive Officer (“CEO”) of the Company and from his position as a director of the Board. In connection with Mr. Joneja’s resignation, the Company entered into a release agreement with Mr. Joneja, effective as of January 10, 2022, providing for a general release of claims against the Company and its officers and directors as well as certain other standard provisions in exchange for payment of severance benefits. The Company has also entered into an advisor agreement with Mr. Joneja, effective as of January 10, 2022, pursuant to which Mr. Joneja will provide certain ongoing advisory services to the Company until March 31, 2022.
In exchange for the release agreement and advisor agreement, the Company will pay Mr. Joneja 12 months of salary continuation payments, continuation of his health insurance benefits for up to 12 months and continuation of executive coaching services for up to 12 months. In addition, Mr. Joneja will be fully vested in an additional 1,624,183 stock option shares. In exchange for services to be performed under the advisor agreement, Mr. Joneja will have until June 30, 2023 to exercise all of his vested stock option shares.
On January 10, 2022, the Board appointed Matt Meeker as Chief Executive Officer of the Company. Mr. Meeker will also continue to serve as Executive Chairman of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2021 contained in the Current Report on Form 8-K filed with the SEC on June 7, 2021. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its condensed consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended December 31,, 2021 and 2020, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
Overview
Founded in 2012, BARK is the world’s most dog-centric company, devoted to making dogs happy with the best products, services and content. Our dog-obsessed team applies its data-driven understanding of what makes each dog special by designing playstyle-specific toys, satisfying treats, personal meal plans with supplements, and dog-first experiences designed to foster health and happiness of dogs everywhere. We aim to foster lifelong relationships with our customers and their pups in order to drive strong customer retention and lifetime value. BARK loyally serves dogs with themed toys and treats subscriptions, BarkBox and BARK Super Chewer; custom product collections through retail partners, including Target and Amazon; high-quality, personalized nutrition and meal plans with BARK Eats; and health and wellness products with BARK Bright. As a direct to consumer-first company, our growing data and machine-learning capabilities inform future product development and enable BARK to provide personalized experiences and product offerings for dog parents nationwide.
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
As this crisis unfolded, we monitored conditions closely and adapted our operations to meet federal, state and local standards, while continuing to meet the needs of the dogs and dog parents we serve and to ensure the safety and well-being of our team members. While conditions appear to be improving, we are still unable to predict the duration of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, and therefore the ultimate impact of the COVID-19 pandemic on our operating results, financial condition and cash flows. As such, risks still remain. In addition, the COVID-19 pandemic has had, and continues to have, an unprecedented and unexpected effect on the global economy, civil society, labor markets, and certain industries. As a result, it is difficult to predict the magnitude or scope of the impact these effects will or may have directly, or indirectly, on our business, operating results and financial condition.
We continued to experience increases in inbound freight costs due to the challenges in the current import market, as transpacific ships and trade lanes continue to be overburdened with volume and experience a significant shortage of equipment and capacity due to the COVID-19 pandemic. We also continued to experience supply chain disruptions, including increased demurrage fees related to freight, during the third quarter of fiscal year 2022. We expect increased freight costs and supply chain disruptions to continue to impact our business, although we cannot predict the duration or magnitude of such impacts. Please refer to the “Special Note Regarding Forward-Looking Statements” and the “Risk Factors” in this Quarterly Report on Form 10-Q.
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

	Three Months Ended December 31,		Nine Months Ended December 31,

	2021	2020	2021	2020
Subscription Shipments (in thousands)	3,798	3,113	10,999	8,156
Average Monthly Subscription Shipment Churn	6.5%	6.5%	7.0%	6.0%
Active Subscriptions (in thousands)	2,254	1,729	2,254	1,729
New Subscriptions (in thousands)	371	381	922	936
CAC	$64.42	$60.50	$55.80	$46.44
LTV:CAC	4.5x	4.4x	4.7x	6.3x
Average Order Value	$31.10	$28.98	$30.03	$28.53
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
Components of Our Results of Operations
We operate with two reportable segments: Direct to Consumer and Commerce, to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of the business.
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

Online Marketplaces—Online marketplaces revenue consists of sales of toys, BARK Bright health and wellness solutions and BARK Home products sold through major marketplaces. BARK Home consists of an assortment of proprietary essential products for daily life, including dog beds, bowls, collars, harnesses and leashes. Online marketplaces revenue is recognized upon delivery of goods to the end customer.
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

Results of Operations
We operate in two reportable segments to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our condensed consolidated financial statements for the three and nine months ended December 31, 2021 and 2020 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Condensed Consolidated Statement of Operation Data:
Revenue
Direct to Consumer	$118,124	$90,201	31.0%	$330,316	$232,669	42.0%
Commerce	22,688	14,974	51.5%	48,264	33,727	43.1%
Total revenue	140,812	105,175	33.9%	378,580	266,396	42.1%
Cost of revenue
Direct to Consumer	47,876	36,866	29.9%	131,195	90,034	45.7%
Commerce	14,527	8,808	64.9%	29,298	18,387	59.3%
Total cost of revenue	62,403	45,674	36.6%	160,493	108,421	48.0%
Gross profit	78,409	59,501	31.8%	218,087	157,975	38.1%
Operating expenses:
General and administrative	78,636	52,566	49.6%	216,369	123,882	74.7%
Advertising and marketing	26,828	26,250	2.2%	61,053	50,782	20.2%
Total operating expenses	105,464	78,816	33.8%	277,422	174,664	58.8%
Loss from operations	(27,055)	(19,315)	40.1%	(59,335)	(16,689)	N/M
Interest expense	(1,284)	(4,961)	-74.1%	(4,141)	(8,381)	-50.6%
Other income (expense), net	15,098	(696)	N/M	31,887	736	N/M
Net Loss before income taxes	(13,241)	(24,972)	-47.0%	(31,589)	(24,334)	29.8%
Provision for income taxes	—	—	0.0%	—	—	0.0%
Net Loss	$(13,241)	$(24,972)	-47.0%	$(31,589)	$(24,334)	29.8%

N/M means not meaningful.

Comparison of the Three Months Ended December 31, 2021 and December 31, 2020
Revenue

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$118,124	$90,201	$27,923	31.0%
Commerce	22,688	14,974	7,714	51.5%
Total revenue	$140,812	$105,175	$35,637	33.9%
Percentage of Revenue
Direct to Consumer	83.9%	85.8%
Commerce	16.1%	14.2%
Direct to Consumer revenue increased by $27.9 million, or 31.0%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. This increase was primarily driven by the 22.0% or 0.7 million increase in Subscription Shipments, in addition to a 7.3% increase in average order value.
Commerce revenue increased by $7.7 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. This increase was primarily driven by volume increases amongst existing retailer partners, as well as the addition of new retail partners since December 31, 2020.
Gross Profit

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	70,248	53,335	16,913	31.7%
Commerce	8,161	6,166	1,995	32.4%
Total gross profit	$78,409	$59,501	$18,908	31.8%
Percentage of revenue	55.7%	56.6%
Direct to Consumer and Commerce gross profit increased by $16.9 million and $2.0 million, respectively, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, driven by the $35.6 million increase in revenue during the period.
Gross profit as a percentage of revenue decreased 0.9% for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. This decrease was primarily due to increased costs related to inbound freight.

Operating Expenses
General and Administrative Expense

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands)
General and administrative	$78,636	$52,566	$26,070	49.6%
Percentage of revenue	55.8%	50.0%
General and administrative expense increased by $26.1 million, or 49.6%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. This increase during the period was primarily due to: increased fulfillment and shipping costs of $16.4 million attributable to the 22.0% increase in Subscription Shipments and increased third-party shipping rates; increased compensation expense of $5.0 million, including total stock-based compensation expense of $4.2 million; and increased other general and administrative expenses of $4.7 million primarily related to increased insurance, audit, professional, and legal fees due to growth of operations and requirements as a new publicly traded company.

Advertising and Marketing

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands)
Advertising and marketing	$26,828	$26,250	$578	2.2%
Percentage of revenue	19.1%	25.0%
Advertising and marketing expense increased by $0.6 million, or 2.2%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. This increase during the period was primarily due to increased compensation expense due to headcount growth.
Interest Expense

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands)
Interest expense	$(1,284)	$(4,961)	$3,677	-74.1%
Percentage of revenue	(0.9)%	(4.7)%
Interest expense decreased by $3.7 million, or -74.1%, for the three months ended December 31, 2021 compared to the three months December 31, 2020. This decrease was due primarily to lower non-cash interest in connection with our convertible promissory notes during the period.

Other Income (Expense), Net

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands)
Other income (expense), net	$15,098	$(696)	$15,794	N/M
Percentage of revenue	10.7%	(0.7)%
N/M means not meaningful.
Other income (expense) increased by $15.8 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. This increase in other income (expense), net, was primarily due to the $14.5 million of income related to the changes in fair value of our warrant liabilities during the period.

Comparison of the Nine Months Ended December 31, 2021 and December 31, 2020
Revenue

	Nine Months Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$330,316	$232,669	$97,647	42.0%
Commerce	$48,264	$33,727	$14,537	43.1%
Total revenue	$378,580	$266,396	$112,184	42.1%
Percentage of Revenue
Direct to Consumer	87.3%	87.3%
Commerce	12.7%	12.7%

Direct to Consumer revenue increased by $97.6 million, or 42.0%, for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. This increase was primarily driven by the 34.9% or 2.8 million increase in Subscription Shipments, in addition to a 5.3% increase in average order value during the period.
Commerce revenue increased by $14.5 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. This increase was primarily driven by volume increases amongst existing retailer partners, as well as the addition of new retail partners since December 31, 2020.

Gross Profit

	Nine Months Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$199,121	$142,635	$56,486	39.6%
Commerce	$18,966	$15,340	$3,626	23.6%
Total gross profit	$218,087	$157,975	$60,112	38.1%
Percentage of revenue	57.6%	59.3%
Direct to Consumer and Commerce gross profit increased by $56.5 million and $3.6 million, respectively, for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, driven by the $112.2 million increase in revenue during the period.
Gross profit as a percentage of revenue decreased 1.7% for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. This decrease was primarily due to increased costs related to inbound freight during the period.
Operating Expenses
General and Administrative Expense

	Nine Months Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands)
General and administrative	$216,369	$123,882	$92,487	74.7%
Percentage of revenue	57.2%	46.5%
General and administrative expense increased by $92.5 million, or 74.7%, for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. This increase during the period was primarily due to: increased fulfillment and shipping costs of $49.3 million attributable to the 34.9% increase in Subscription Shipments and increased third-party shipping rates; increased compensation expense of $23.3 million, including total stock-based compensation of $11.0 million; and increased other general and administrative expenses of $20.0 million primarily related to increased insurance, audit, professional, and legal fees due to growth of operations and requirements as a new publicly traded company.

Advertising and Marketing

	Nine Months Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands)
Advertising and marketing	$61,053	$50,782	$10,271	20.2%
Percentage of revenue	16.1%	19.1%
Advertising and marketing expense increased by $10.3 million, or 20.2%, for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. This increase was primarily due to additional media advertising spend to acquire New Subscriptions during the period, the increase in CAC of $9.36 due to media rates exceeding pre-COVID levels during the period, and increased compensation expense due to headcount growth.
Interest Expense

	Nine Months Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands)
Interest expense	$(4,141)	$(8,381)	$4,240	-50.6%
Percentage of revenue	(1.1)%	(3.1)%
Interest expense decreased by $4.2 million, or -50.6%, for the nine months ended December 31, 2021 compared to the nine months December 31, 2020. This decrease was due primarily to lower non-cash interest in connection with our convertible promissory notes during the period.
Other Income (Expense), Net

	Nine Months Ended December 31,
	2021	2020	$ Change	% Change
	( in thousands)
Other income (expense), net	$31,887	$736	$31,151	N/M
Percentage of revenue	8.4%	0.3%
N/M means not meaningful.
Other income (expense), net increased by $31.2 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. This increase in other income (expense), net, was primarily due to the $34.0 million of other income related to the changes in fair value of our warrant liabilities, offset by $2.0 million of expense related to the loss on extinguishment of debt incurred from conversion of the 2019 and 2020 Notes in connection with the Merger.
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
The following table presents a reconciliation of Adjusted Net Loss to net loss, the most directly comparable financial measure stated in accordance with GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net Loss

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net loss	$(13,241)	$(24,972)	$(31,589)	$(24,334)
Stock-based compensation expense	4,209	2,734	11,036	4,126
Change in fair value of warrants and derivatives	(14,470)	1,600	(33,978)	336
Sales and use tax expense (1)	50	285	50	1,126
Transaction costs (2)	324	630	5,964	630
Demurrage fees	1,303	—	2,038	—
Other one-time items (3)	1,081	—	4,693	—
Adjusted net loss	$(20,744)	$(19,723)	$(41,786)	$(18,116)
Net loss margin	(9.40)%	(23.74)%	(8.34)%	(9.13)%
Adjusted net loss margin	(14.73)%	(18.75)%	(11.04)%	(6.80)%

Adjusted net loss per common share - basic and diluted	$(0.12)	$(0.43)	$(0.28)	$(0.39)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	172,554,101	46,192,869	150,313,932	45,867,792

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(13,241)	$(24,972)	$(31,589)	$(24,334)
Interest expense	1,284	4,961	4,141	8,381
Depreciation and amortization expense	1,123	660	2,924	1,697
Stock-based compensation expense	4,209	2,734	11,036	4,126
Change in fair value of warrants and derivatives	(14,470)	1,600	(33,978)	336
Sales and use tax expense (1)	50	285	50	1,126
Transaction costs (2)	324	630	5,964	630
Demurrage fees	1,303	—	2,038	—
Other one-time items (3)	1,081	—	4,693	—
Adjusted EBITDA	$(18,337)	$(14,102)	$(34,721)	$(8,038)
Net loss margin	(9.40)%	(23.74)%	(8.34)%	(9.13)%
Adjusted EBITDA margin	(13.02)%	(13.41)%	(9.17)%	(3.02)%

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

(3)For the three months ended December 31, 2021, other one-time items is primarily comprised of costs related to unrealized business ventures of $1.5 million, gain on extinguishment of debt of $0.6 million, and executive transition costs, including recruiting, bonus and relocation related expense of $0.1 million. For the nine months ended December 31, 2021, other one-time items is comprised of loss on extinguishment of debt of $2.0 million, costs related to unrealized business ventures of $1.5 million, SOX implementation fees of $0.4 million, executive transition costs, including recruiting, bonus and relocation related expenses of $0.4 million, loss on exercise of warrants of $0.3 million and restructuring related expenses of $0.1 million.

Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of December 31, 2021, we had cash and cash equivalents of approximately $228.7 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
Western Alliance Bank—Line of Credit and Term Loan
In October 2017, we entered into a loan and security agreement (the “Western Alliance Agreement”) and issued a warrant to purchase preferred stock to Western Alliance Bank (“Western Alliance”), which provides for a secured revolving line of credit (the “Credit Facility”) in an aggregate principal amount of up to $35.0 million with a maturity date of October 12, 2020.
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
On January 22, 2021, we amended the Western Alliance Agreement to extend the Credit Facility maturity date to May 31, 2022.
On June 15, 2021, in connection with the Merger, the Company repaid the outstanding balance on the Credit Facility, and as of December 31, 2021 there are no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million remains available to be borrowed by the Company if or when needed through the termination date of the agreement of May 31, 2022.
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
On June 1, 2021, in connection with the closing of the Merger, the outstanding principal and interest of the 2019 Notes and 2020 Notes were converted to 1,135,713 shares of our common stock, with a fair value of $12.8 million. The conversion of the notes resulted in a loss on extinguishment of $$2.0 million recorded to other expense included in other income, net on the condensed consolidated statement of operations and comprehensive loss, as well as a capital contribution of $0.5 million recorded to additional paid-in-capital on the condensed consolidated balance sheet for the portion of the loss associated with the 2020 Notes which were with related parties.
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

Cash Flows
Comparison of the Nine Months Ended December 31, 2021 and 2020.
The following table summarizes our cash flows for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(146,537)	$(8,757)
Net cash used in investing activities	(17,605)	(4,017)
Net cash provided by financing activities	355,382	55,622
Net increase in cash and restricted cash	$191,240	$42,848
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
For the nine months ended December 31, 2021, net cash used in operating activities was $146.5 million. The $146.5 million of net cash used in operating activities consisted of net loss of $31.6 million adjusted for non-cash charges totaling $17.7 million and a net decrease of $97.2 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $38.9 million for changes in fair value of warrants, $11.0 million for stock based compensation, $2.0 million loss on extinguishment of debt and $2.9 million for depreciation and amortization. The decrease in our net operating assets and liabilities was driven by the changes in inventory of $73.2 million to support current demand, accounts payable and accrued expenses of $12.3 million related to increased expenditures to support general business growth, as well as the timing of payments, other liabilities of $8.7 million, and prepaid expenses and other current assets of $0.4 million. The decrease in our net operating assets and liabilities was partially offset by the change in deferred revenue of $9.0 million, and accounts receivable of $11.3 million.
For the nine months ended December 31, 2020, net cash used by operating activities was $8.8 million. The $8.8 million of net cash used in operating activities consisted of net loss of $24.3 million adjusted for non-cash charges totaling $8.9 million and a net increase of $6.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $1.7 million for depreciation and amortization, $4.1 million for stock based compensation and $2.7 million for amortization of debt discount and deferred issuance costs. The decrease in our net operating assets and liabilities was driven by the changes in inventory of $32.7 million to support demand and accounts payable and accrued expenses of $17.2 million related to expenditures to support general business operations, as well as the timing of payments. The decrease in our net operating assets and liabilities was partially offset by the change in deferred revenue of $16.7 million and other liabilities of $13.7 million.

Cash flows used in Investing Activities
For the nine months ended December 31, 2021 and 2020, net cash used in investing activities was $17.6 million and $4.0 million, respectively, primarily due to capital expenditures.
Cash flows provided by Financing Activities
For the nine months ended December 31, 2021, net cash provided by financing activities was $355.4 million, primarily due to proceeds of $227.1 million proceeds from the Merger and proceeds from the PIPE of $200.0 million. The increase in cash provided by financing activities was partially offset by the repayments of outstanding borrowings on our line of credit of $34.3 million, payments of transaction costs of $25.2 million, payment of deferred underwriting fees $8.9 million, and repayment of the outstanding PPP loan of $5.2 million.
For the nine months ended December 31, 2020, net cash provided by financing activities was $55.6 million, primarily due to proceeds from debt of $5.2 million, proceeds from convertible notes of $75.8 million and proceeds from the exercise of stock options of $0.7 million.
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
BARK has experienced significant growth in recent periods. For example, BARK’s revenues increased from $266.4 million in the nine months ended December 31, 2020 to $378.6 million in the nine months ended December 31, 2021, an increase of approximately 42.1%. Beginning in the first quarter of fiscal 2021, BARK saw an increase in the rate of BarkBox and Super Chewer subscriptions partially as a result of an increase in dog adoptions and purchases arising from more subscribers working remotely during the COVID-19 pandemic. As the COVID-19 pandemic or remote work conditions end, the trend of increased dog adoptions may not continue or BARK’s subscribers may elect to purchase fewer products for their dogs or to purchase dog products from traditional brick and mortar stores rather than from BARK, which could materially and adversely affect BARK’s business and results of operations. BARK believes that its continued growth in revenue will depend upon, among other factors, BARK’s ability to:
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
BARK has a history of losses and expects its operating losses to continue in the near-term as BARK increases investment in its business. As of March 31, 2021 and December 31, 2021, BARK had an accumulated deficit of $180.0 million and $211.5 million, respectively. Furthermore, it is difficult for BARK to predict its future results of operations with certainty. As a result, BARK’s losses may be larger than anticipated and BARK may never achieve profitability. BARK expects its operating expenses to increase over the next several years as BARK increases its advertising, expands into new markets, expands its offerings, hires additional personnel, incurs additional expenses related to being a public company and continues to develop features on its website and mobile application. In particular, BARK intends to continue to invest substantial resources to grow and diversify its product offerings and in marketing to acquire new subscribers and customers. Its operating expenses may also be adversely impacted by increased costs and delays in launching new markets and fulfillment centers and expanding fulfillment center capacity as a result of the COVID-19 pandemic. If BARK’s future growth and operating performance fail to meet investor or analyst expectations, its financial condition and stock price could be materially and adversely affected.
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

While BARK’s overall distribution relationships are diverse, its products are available through Amazon.com as well as over 33,000 retail locations including Target, Petco, PetSmart, Costco, Walmart and CVS, among many others. While BARK believes that BARK has good relationships with these sales channels, any adverse change in those relationships could have an adverse impact on BARK’s results of operations and financial condition.
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
BARK’s existing executive officers, directors and their respective affiliates, together as a group, beneficially own a significant amount of the outstanding BARK common stock. This group, if it acts together, would have the ability to influence matters requiring stockholder approval, including the election of directors, amendment of BARK’s certificate of incorporation and approval of significant corporate transactions. As a result, this group could, for example, delay or prevent a change of control of BARK and the approval of certain transactions.
BARK may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of BARK common stock.
As of December 31, 2021, BARK had options and warrants outstanding to purchase up to an aggregate of 36,938,625 shares of common stock, including public warrants to purchase 8,478,333 shares and private warrants to purchase 4,558,000 shares. In addition, the 2025 Convertible Notes was convertible into 7,952,919 shares (based on the outstanding principal balance and accrued interest as of December 31, 2021). As of December 31, 2021, BARK also had the ability to issue up to 15,019,099 shares of common stock under the 2021 Plan and up to 3,385,901 shares of common stock under the ESPP.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the nine months ended December 31, 2021 we issued the following shares of common stock upon the exercise of previously outstanding options:

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of BARK Inc., as of November 22, 2021.

3.2	Second Amended and Restated Bylaws of BARK, Inc., as of November 22, 2021.

10.1	Lease, dated October 29, 2021, between 120 Broadway Holdings, LLC and Barkbox, Inc.

10.2	Employment Agreement between the Company and Howard R. Yeaton dated November 7, 2021

10.3	Release Agreement between the Company and John Toth dated November 20, 2021.

10.4	Advisor Agreement between the Company and John Toth dated November 20, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from BARK Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form
10-Q are not deemed filed with the Securities and Exchange Commission and are not to be
incorporated by reference into any filing of BARK, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 in our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Because the market value of the Company’s common stock held by non-affiliates exceeded $700 million as of September 30, 2021, the Company will be deemed a “large accelerated filer” under the Exchange Act and will lose emerging growth company status as of March 31, 2022.

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
Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act.
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

BARK, Inc.

February 11, 2022	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

February 11, 2022	/s/ Howard Yeaton
Howard Yeaton
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)