Form 10-K
period 2022-03-31
Bark, Inc.
filed 2022-05-31
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022 OR ☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $709.7 million.
As of May 27, 2022, there were 175,308,830 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K, including, without limitation, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, market acceptance and the anticipated success of our business model, and our ability to expand the scope of our offerings. These statements are based on management's current expectations, but actual results may differ materially due to various factors.
The forward-looking statements contained in this annual report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Part I, Item 1A: “Risk Factors” may not be exhaustive.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

ITEM 1. BUSINESS
Overview
Our mission is to make all dogs happy.
We believe that dogs and humans are better together and we aspire to be the world’s favorite dog brand. We are a team of dog-obsessed people committed to delivering personalization at scale by satisfying each dog’s distinct personality, preferences, and needs. Since our founding in 2011, we have happily served over six million dogs and their people.
We are a vertically integrated, omnichannel brand serving dogs across four key categories: play, food, health, and home. All of our products are designed, developed, and branded BARK. We leverage an ever-growing collection of proprietary data, customer insights, and machine learning to deliver personalized products and experiences tailored to the needs of each and every dog we serve. Our products are primarily sold direct-to-consumer (“DTC”), and on a subscription basis, which we believe provides us with strong visibility into future revenue. We also sell many of our products through our network of retail partners. The Company signed 23 new retail partners in FY 2022 which will increase BARK’s presence to over 40,000 doors in fiscal year 2023.
We began our journey in the play category with BarkBox – a monthly-themed subscription of toys and treats, tailored to the needs of each customer based on their dog’s size, play style, allergies, and more. By viewing each dog as an individual, and by creating magical experiences for our customers, we have been able to build lasting relationships with millions of dogs and their parents. Our customer service–Happy Team–proactively engages over 250,000 customers each month. We use the valuable data from these customer interactions to inform the design and development of future products, and we leverage it along with machine learning technology to recommend additional products to our customers through cross-selling and Add-to-Box (“ATB”). This data helps drive Average Order Value (“AOV”) and improves customer retention. In 2017 we launched Super Chewer, our second product in the play category, which expanded our addressable market and enabled us to scale our customer base more quickly.
We believe that we have created a category-defining brand that has captured a healthy share of the roughly $3 billion dog toy market. On March 31, 2022, we served approximately 2.3 million active subscriptions, over 9 million social media followers, and more than ten million email contacts, which affords us meaningful insights and reach with a significant portion of the U.S. dog population.
Over the past 24 months, we have entered exciting new categories like food and health that have expanded our total addressable market to over $40 billion. We are approaching food and health with the same playbook that made BarkBox and SuperChewer so successful. By viewing each dog as an individual, and by personalizing their experience. Historically, personalization at scale has not been feasible in areas like food, because there simply isn’t enough retail shelf space, plus they lack the information on millions of dogs that’s necessary to serve them as individuals. We believe that our detailed information on over six million dogs and our proven ability to customize products at scale gives us a big advantage and opportunity to win in this category.
Over the past year, we have grown our customer base, enhanced our cross-selling capabilities, and launched new and innovative products that significantly expanded our total addressable market. These achievements helped drive a 34% year-over-year increase in fiscal 2022 revenue to $507 million.
Our Industry
Large, growing, and resilient market for pet products:
According to the American Pet Products Association (“APPA”), annual spend on pets in the U.S. was $123.6 billion in 2021, an increase of $20 billion, or over 19%, compared to 2020. According to a 2020 Euromonitor International (“Euromonitor International”) report, pet care—relative to other industries—remained recession-resistant and even in the midst of the COVID-19 pandemic, many pet owners have been willing to cut back spending on themselves in favor of spending on their pets.

Dog ownership is growing quickly:
According to the 2021-22 APPA Survey, dogs are the most popular pet in the U.S., with more than 69 million households having a dog as a member of their family. This reflects an increase of roughly 6 million, compared to 2020. Out of those 69 million U.S. dog households, we are serving approximately 2.3 million dog households as of March 31, 2022. We believe we have an opportunity to significantly expand our customer base, both in the U.S. and globally.
An accelerating shift to digital and e-commerce:
E-commerce sales continue to grow faster than the overall retail sales market and are increasingly taking significant share from brick-and-mortar retail. Sales of dog-related products have mirrored this trend as dog owners, increasingly shift a greater share of their dog-related purchasing to online options and subscription-based offerings across all categories. The pet food category has been a major driver of this channel shift. According to Packaged Facts, an estimated 37% of all pet food sales occurred online in 2021, as compared to 32% in 2020. By 2025, Packaged Facts estimate roughly 55% of all U.S. pet sales will occur online.
Our Segments and Products
We operate two business segments across the play, food, health, and home categories: direct to consumer and commerce. Our direct-to-consumer business, which is primarily comprised of subscription-based products delivered on a monthly basis, drives the majority of our revenues and represented 88.3% of total revenue in fiscal 2022. Our commerce business, which reflects the sale of BARK products in retail stores and other e-tailers, significantly broadens our customer reach and raises awareness for the BARK brand. The Company has executed agreements that will bring BARK products to over 40,000 retail doors, including Target, Costco, Walmart, Petco, and Petsmart. This segment represented 11.7% of our total revenue in fiscal 2022.
Our Key Products:

Barkbox and Super Chewer (Play Category)—These subscription products feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Subscribers have the option to increase the number of toys and treats or add incremental products each month through our monthly Add-to-Box (“ATB”) offering. We also offer the toys and treats included in subscription boxes as individual SKUs through our website BarkShop.com (“BarkShop”) as well as through BARK’s retail partners. As of March 31, 2022, BARK serves 2.3 million Active Subscribers, representing hundreds of thousands of customer-tailored boxes each month.
BARK Food (Food Category)—BARK Food is our personalized monthly meal plan serving the $35 billion-plus dog food segment. By leveraging our strong customer relationships, growing data set, and in-house vet nutritionists, BARK is able to create personalized meal plans through a blend of base kibbles, toppers, and supplements. Our in-house vet nutritionists help curate meal plans based on breed, age, weight, and other dietary needs to ensure we serve each dog as an individual; the same approach that made BarkBox and Super Chewer a success. We believe that innovation in the dog food market has been scarce and is ripe for disruption. Historically, personalization at scale has not been feasible; there is not enough retail shelf space to serve each dog as an individual. We believe we are the first digitally-native, direct-to-consumer brand that offers a personalized, adjustable, and customizable monthly dog food service at a mass-market price point. Further, we believe that the value proposition of BARK Food will appeal broadly to dog parents.
BARK Bright (Health Category)—BARK Bright is the first product in our health category. BARK Bright is a unique dental product that combines a proprietary triple-enzymatic gel, developed in partnership with Novozymes Bio Ag, with a delicious treat-like dental stick. BARK Bright eliminates the arduous task of brushing a dog’s teeth while still effectively fighting germs and bad breath. Our BARK Bright dental kit provides an innovative regimen for dog dental care, and is available through monthly subscriptions, ATB, individually on Barkshop, and through certain retail partnerships.

BARK Home (Home Category)—BARK Home offers dog parents a variety of products for daily life, including dog beds, bowls, collars, harnesses, and leashes. We sell BARK Home products through our website BarkShop.com and through certain retail partners.
We also sell a combination of our toys and treats, BARK Bright, and BARK Home products through our network of retail partners.
We also collaborate with, and make products for other brands such as Disney, Warner Bros, Universal Studios, the NBA, and more.
Our Strengths
Ever-Growing Data Drives Personalization at Scale:
We know the names, age, breed, birthdays, play style, allergies, and more for over 6 million dogs. We believe that this is a key competitive advantage as it enables us to deliver highly personalized products and experiences for each and every dog that we serve. We are able to tailor our products to each customer by collecting proprietary product and customer data with each interaction. We also leverage our machine learning technology and first-party data set to compare dogs’ attributes against our available inventory when recommending products for purchase via cross-selling or ATB. In addition, we believe that personalization requires more than curation. We apply our data-driven customization approach to our product design and development as well, so that our products themselves, and not just our recommendations, are tailored to meet particular dog attributes that have been expressed to us.
Deep Customer Relations Drive Retention and Lifetime Value:
Our strong customer relationships are at the heart of what we do. Our customer service team–the Happy Team–proactively engages over 250,000 customers each month. We get to know their dog’s preferences based on breed, size, age, play style, allergies, and more. This allows us to personalize our products and experiences for each customer, which we believe drives stronger retention and lifetime value.
Vertically Integrated:
All of our products are designed, developed, and branded BARK, which drives higher margins. We believe that our data and insights have enabled us to design and make superior products for dogs as well as to create new products that dogs and their dog parents love. By employing an in-house team of world-class designers to design our products and having them made exclusively for us, rather than selling third-party products, we have created a collection of high-quality and unique, and cleverly-themed products, with strong brand association and higher potential for profitability. By designing our own products, we have the opportunity to achieve higher price points, therefore expanding our gross margins.
Omnichannel:
While the majority of our revenues are driven by our DTC business, we derived $59 million, or 11.7% of our revenues from the sale of BARK products in retail stores and other e-tailers in fiscal 2022. The Company has executed agreements that will bring BARK products to over 40,000 retail doors, including Target, Costco, Walmart, Petco, and Petsmart. We believe that these partnerships significantly broaden our customer reach and raise awareness for the BARK brand. We believe that this business also serves to introduce first-time customers to BARK who later become loyal subscribers of our DTC business.
Growth Opportunities
We strive to be a dog parent’s partner from those first days with a puppy throughout their dog’s entire adult life. BARK seeks to be there every step of the way serving dogs’ needs in Play, Food, Health, and Home. Our ambition is to grow BARK to be the world’s favorite dog brand. We are focused on several key areas that we believe will be significant drivers to our business, long-term.

New Product Categories Expected to Grow Customer Base and Lifetime Value:
We believe the food and health categories afford us a significant opportunity to expand our customer base, increase AOV, and improve customer retention, long-term. We are approaching food and health with a similar playbook that made BarkBox and Super Chewer so successful—by treating each dog as an individual and creating personalized experiences for each of them. With roughly 6 million current and former customers, we know the names, ages, breeds, play-style, allergies, and more for more than 6 million dogs. We believe that this data and our strong customer relationships afford us a unique opportunity to win market share in categories like food and health. We believe that innovation and personalization in these categories have historically been scarce, as there isn’t enough retail shelf space to serve each dog individually, and, most dog food companies don’t get to know your dog at checkout. We believe our DTC approach, coupled with our valuable data and strong customer relationships will enable us to win a share in these categories.
Unified Customer Experience Expected to Enhance Cross-Selling and Awareness:
Historically, BARK operated five siloed businesses and customer experiences – BarkBox, SuperChewer, BarkBright, BarkFood, and BarkShop. Each of these businesses had distinct websites, dashboards, and logins. Becoming BARK is focused on unifying our brand and the customer experience. This initiative will ensure that all of our current and prospective customers are made aware of our full suite of products. We also expect it to materially improve our cross-selling capabilities and ultimately enhance the overall experience that customers have with BARK. We also anticipate it will grow our average order value at an even faster pace. For example, BarkBox.com sees over 2 million unique visitors every month and, in the past, we offered them only toys & treats for their dogs. This is a huge opportunity. By simply offering dental, food, and other products to these visitors, along with an incentive to try something new, we leverage the brand equity and exposure of BarkBox in a meaningful way. This is one simple way of cross-selling our products in these new product lines to accelerate our growth in these new categories.
Our People and Culture
The Team
As dog people, BARK employees join the company because they are aligned with our mission to make all dogs happy. The work we are doing is inherently joyful, optimistic, and humorous because our primary customers, dogs, possess all of those characteristics. To that end, our company culture is centered around kindness, fairness, and a high level of ambition to serve all dogs and their humans.
At the end of fiscal 2022, BARK employed approximately 643 full-time and part-time employees. Our employee population includes approximately 227 Bark Happy Ambassadors and their leadership, 96 engineers, data scientists, and technology staff, 93 designers and creative team members, 102 operations and fulfillment center employees, and 125 marketing, general, and administrative employees. As of March 31, 2022, 65% of our employees, 36% of our management team, and 33% of our Board of Directors identified as female or nonbinary.
Employee Engagement
Team communication is frequent and direct, allowing for a high level of transparency and feedback. We engage with employees through monthly pulse surveys to measure employee engagement, receive feedback, and respond to employee concerns effectively. We leverage these data points to continuously evolve our policies and practices to meet employee needs and align with BARK team values. Though most of the team has worked remotely since March 2020, we currently use our offices in New York, New York and Columbus, Ohio for regular team collaboration, all hands meetings, workshops and more.
Diversity, Equity, and Inclusion
At BARK, we recognize that people, like dogs, should be celebrated for their differences and the diverse life experiences they bring to work each day. We advocate for and celebrate a culture of inclusiveness for all people regardless of race, gender, sexual orientation, family status, religion, ethnicity, national origin, physical ability, veteran status, age, or love of cats as we work toward one common goal: to make every single dog as happy as they make us. We do this by focusing on four key areas:
•Diversity Sourcing & Recruitment: Promote an inclusive approach to hiring diverse talent by focusing on the equity of recruiting processes in addition to sourcing pools.
•Continuous Learning & Communication: Make diversity and inclusion everyone’s responsibility by providing training and educational opportunities.
•Employee Resource Groups: Provide employees with opportunities and resources to build a shared, supportive community while also advancing the team’s Diversity Equity and Inclusion mission.
•Accountability: Ensure accountability while committing to focus on retention, advancement, and equity.
BARK is committed to paying employees fairly for their work. Our Total Rewards team determines and regularly reviews all compensation based on a leveling and benchmarking system guided by market insights from third-party experts and tools. On a quarterly basis, we review all grants of equity for parity across gender and race to ensure that we are taking a consistent approach to compensation for all team members based on market data, role, and level.
Manufacturing
BARK purchases substantially all of its merchandise directly from third-party manufacturers, who typically manufacture the products exclusively for BARK. Some of these vendors operate their own manufacturing facilities and others subcontract the manufacturing to other parties. BARK’s manufacturers generally agree to terms that are substantially similar to its standard manufacturer terms, which govern its business relationships. Although we do not have long-term agreements with our vendors, BARK has long-standing relationships with a diverse base of vendors that BARK believes to be mutually satisfactory. These vendors are located in multiple countries, which we believe helps mitigate our supply chain risk.
All of our exclusive products are required to be produced according to BARK’s specifications, and our manufacturers warrant that such products will perform in accordance with BARK’s specifications. Our manufacturing and supplier contracts are generally on year-to-year terms and provide BARK with the additional right to terminate the agreement for uncured material breaches within thirty days. We require that all of our manufacturers comply with applicable laws and BARK generally has the right to audit the suppliers’ facilities.
Distribution and Inventory Management
BARK currently utilizes global third-party logistics providers to warehouse and distribute finished products from its distribution facilities to support its domestic operations. These logistics providers manage various distribution activities including product receipt, warehousing, assembly, certain limited product inspection activities, and coordinating outbound shipping.
BARK manages its inventory levels by analyzing product sell-through, forecasting demand, analyzing product ratings, and placing orders with our manufacturers before BARK receives firm orders from customers to ensure sufficient availability.
Trademarks and Other Intellectual Property
We believe that our rights to our intellectual property, including trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from competitors. BARK owns a number of trademarks that have been registered, or for which registration applications are pending, in the United States as well as in certain foreign jurisdictions. These registered or pending trademarks include, among others, “Bark,” “BARKBox,” “BARK Bright,” “BARK Food,” “BARK Essentials,” “BARK Super Chewer,” “Super Chewer,” “BARKPOST,” “Destroyers,” “Destroyers Club,” and “Dog People Get It.” The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We expect to pursue additional trademark registrations to the extent we believe such registrations would be beneficial and cost-effective.
In addition to trademark protection, we own numerous domain names, including www.barkbox.com, www.bark.co, and www.barkshop.com. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology and other confidential information. We further control the use of our proprietary technology and intellectual property through provisions in both customer terms of use on our website and in agreements with our vendors.
We believe that our intellectual property has substantial value and has significantly contributed to BARK’s success to date. We continually engage with manufacturers to develop and market better quality dog products under our brand names to better serve our customers at a lower price.
Competition
The dog products industry is highly competitive, fragmented, and spread across four primary segments:
•supermarkets, warehouse clubs, and mass merchants;
•specialty pet store chains;
•traditional or neighborhood pet stores; and
•subscription service businesses and e-tailers.
We believe that the principal competitive factors in BARK’s market are product selection and quality, customer service, price, brand awareness and loyalty, reliability and trust, convenience, and speed at which orders are delivered to our customers. We believe that BARK differentiates itself from our competitors by the strength of our brand, customer relationships and engagement, proprietary branded products, data-driven design and marketing, and achieving a high level of performance with regard to these competitive factors.
Dog food, in particular, is a highly competitive industry. BARK Food competes with manufacturers of conventional dog food, such as Mars, Nestlé, and Big Heart Pet Brands (part of The J.M. Smucker Company). It also competes with specialty and natural pet food manufacturers such as FreshPet, Colgate-Palmolive, and General Mills. In addition, BARK Food competes with many regional niche brands in individual geographic markets. Given a North American retail landscape dominated by large retailers, with limited shelf space and a significant number of competing products, competitors actively support their brands through marketing, advertising, promotional spending, and discounting. Competitive factors in the dog food industry include product quality, ingredients, brand awareness and loyalty, product variety, product packaging and design, reputation, price, advertising, promotion, and nutritional claims. We believe that we have a competitive advantage given the digital nature of our business and our ability to personalize meal plans for each dog that we serve.
The dog health and wellness industry is also highly competitive. BARK Bright competes directly and indirectly with both manufacturers and distributors of pet health and wellness products and online distributors, as well as with veterinarians. BARK Bright directly faces competition from companies that distribute various pet health and wellness products to traditional retailers such as Bayer AG, Central Garden, and Pet Company, Hartz (Unicharm Corp.), Mars, Inc., Manna Pro, Nestlé S.A., Spectrum Holdings, Promika LLC, Tevra Brands, and The J.M. Smucker Company, which are larger than BARK and have greater financial resources. Similarly, BARK Bright faces intense competition from manufacturers who sell dog health and wellness products to e-commerce and other retailers and to veterinarians. We believe we have a competitive advantage with our BARK Bright product as our approach of combining an enzymatic gel, with a hard chew provides better results than many other products on the market.

Government Regulation
Our business is subject to foreign and domestic laws and regulations applicable to companies conducting business on the Internet. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales, and other taxes, among other areas, apply to the Internet and e-commerce, and these laws are continually evolving. Related laws may govern the manner in which we store or transfer sensitive information, or impose obligations on us in the event of a security breach or an inadvertent disclosure of such information. International jurisdictions impose different, and sometimes more stringent, consumer and privacy protections. Additionally, tax regulations in jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulations, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on our business. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth of and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on e-commerce companies.
In addition, we are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health, natural resources and the environment. Our operations, including our manufacturing outsourcing partners, are subject to regulation by OSHA, the FDA, the USDA, and by various other federal, state, local, and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and import of its products, including food safety standards.

ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this annual report on Form 10-K, including our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this annual report on form 10-K. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See "Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Strategy
Our future operating performance is subject to numerous challenges and uncertainties.
Our recent rapid growth may not be indicative of our future operating performance, which will depend on our ability to leverage our competitive strengths and execute on our strategy. Our competitive strengths include: our proprietary product and customer data; strong customer relationships; vertically integrated design, development and manufacturing of our products; and omnichannel approach including both direct to consumer and retail sales. Our strategy is to expand into new product categories, in particular the food category; create a unified customer experience; and focus on the path to profitability. Our ability to leverage our competitive strengths and execute on our strategy is subject to numerous challenges and uncertainties including, but not limited to the following:
•costs or other issues with acquiring new customers and retaining existing customers;
•adverse impacts on shipping and fulfillment services and costs;
•changes in trends and consumer preferences;
•interruptions in our business due to technology failures, cybersecurity breaches or labor shortages;
•our ability to retain existing suppliers and attract new suppliers and scale our supply chain;

•our ability to develop a unified, scalable, high-performance technology and fulfillment infrastructure;
•our ability to hire and retain talented, experienced people at all levels of our organization;
•impacts related to the COVID-19 pandemic; and
•changes in the macro-economic environment, such as inflation, instability in the financial markets, changes in the labor markets, and political, economic and social instability, such as war in the Ukraine, in particular as such changes impact consumer discretionary spending.
If we fail meet the challenges or navigate the uncertainties described above, as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations will be materially adversely affected.
We may fail to acquire new customers in a cost-effective manner.
In order to expand our customer base, we must appeal to customers who have historically purchased their dog products from other retailers, such as traditional brick and mortar retailers or the websites of our competitors. While we believe that many of our new customers originate from word-of-mouth and other non-paid referrals from our current customers, we have made, and expect to continue to make, significant investments to acquire new customers. We must be able to appropriately, effectively and efficiently allocate our marketing for multiple products, including: accurately identifying, targeting and reaching our audience of current and potential customers with our marketing messages; selecting the right marketplace, media and specific media vehicle in which to advertise; adapting quickly to changes in the algorithmic logic, privacy policies, and other procedures used by search engines, social media platforms and other third party platforms; identifying the most effective and efficient level of spending in each marketplace, media and specific media vehicle; determining the appropriate creative message and media mix for advertising, marketing and promotional expenditures; managing marketing costs, including creative and media expenses, in order to maintain acceptable subscriber and customer acquisition costs; differentiating our products as compared to other products; creating greater brand awareness; driving traffic to our website, and websites of our retail partners and adapting our marketing tactics as e-commerce, search, and social networking evolve. Also, search engines, social media platforms frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. Moreover, a search engine or social media platform could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in search query results. In addition, social networking and e-commerce channels continue to rapidly evolve, including with regard to their policies and procedures, and we may be unable to cost-effectively develop or maintain a presence within these channels. If the costs of acquiring new customers exceeds our expectations, we may not be able to acquire the necessary number of customers who purchase products in volumes sufficient to grow our business and generate the scale necessary to achieve operational efficiency and/or our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to maintain a high level of customer engagement or protect our brand and reputation.
Our strong customer relationships and our brand and reputation are the basis for the high-level customer engagement that drives increases to our average order volume and our overall growth. A significant portion of our revenue is recurring revenue from subscription customers, especially those customers who are highly engaged and purchase our add-to-box offerings or our other offerings, such as BARK Food and BARK Bright. Maintaining and protecting our brand and reputation depends largely on our ability to provide our customers with an engaging and personalized customer experience, including valued services, high-quality merchandise, appropriate prices and highly-trained customer support representatives. Customer complaints or negative reviews or publicity about our products, services, merchandise, monthly themes, delivery times, or customer support, especially on social media platforms, could harm our brand and reputation and diminish customer use of our services and the trust that our customers place in us. Also, if our customers no longer find our products appealing or appropriately priced, they may make fewer purchases and may cancel their subscriptions or stop purchasing products. Even if our existing customers continue to find our offerings appealing, they may decide to reduce their subscription and purchase less merchandise over time as their interest in new dog products declines. Failure to maintain our high level of engagement and protect our brand and reputation with our customers would cause our revenue to decrease, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to accurately predict consumer trends, successfully introduce new products, improve existing products, or expand into new offerings.
Our growth depends, in part, on our ability to successfully introduce new products to our existing BarkBox and Super Chewer subscriptions and to introduce new product lines, including BARK Home (everyday products), BARK Bright (dental, health and wellness), and BARK Food (personalized food blend), and to improve and reposition our existing products to meet the requirements of our customers and the needs of their dogs. To be successful, we must accurately predict and respond to evolving consumer trends, demands and preferences, including predicting monthly themes for our BarkBox and Super Chewer subscriptions that will resonate with subscribers and customers as timely and clever. The development and introduction of new products and expansion into new offerings also involves considerable costs. Any new product or offering may not generate sufficient customer interest to become a profitable product or to cover the costs of its development and promotion and could result in a decrease in customer retention, a reduction in purchases or negatively affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, or create new offerings, that respond to changes in requirements and preferences, or if our new product introductions, repositioned products, or new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, or our revenue, margins and profitability may decline or not improve, which could materially adversely effect on our business, financial condition and results of operations.
Our success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.
Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such positions is competitive, in particular, due to the labor market effects from the COVID-19 pandemic. Qualified individuals are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could impede our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry could be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations could be materially adversely affected.
We face challenges due to our reliance on third party sales channels to sell and distribute our products.
We sell some of our products through a network of retailers and e-tailers (together with our direct sales channel). Our products are available through Amazon.com as well as in retail locations including Target, Petco, PetSmart, Costco, Walmart and CVS, and many others. We depend on these indirect sales channel partners to distribute and sell our products to dog parents, which subjects us to a number of challenges, including:
•The sales and business practices, reputation or failure to comply with laws and regulations, of or by our sales channel partners, of which we may or may not be aware, may affect our business and reputation;
•Adverse changes in our relationships with our sales channel partners could impact sales of our products;
•Economic conditions, labor issues, natural disasters, regional or global pandemics, evolving consumer preferences, and purchasing patterns of our distribution partners, or competition between our sales channels, could result in sales channel disruption;
•Our sales channel partners also sell products offered by our competitors and, in the case of retailer house brands, may also be our competitors;
•Certain of our sales channel partners could decide to de-emphasize the product categories that we offer, and certain of our third-party e-commerce partners could change their algorithmic logic, policies or procedures making our products harder for customers to find or remove them from e-commerce sites altogether; and
•We must build relationships with new channel partners and adapt to new distribution and marketing models as we expand new product categories and markets, which may require significant management attention and operational resources and may affect our accounting, including revenue recognition, gross margins, and the ability to make comparisons from period to period.
If we fail to effectively meet the challenges described above our business and future operating results will be materially adversely affected.
Risks Related to the COVID-19 Pandemic and the Macro-Economic Environment
We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.
Our business depends on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; global pandemics, including the COVID-19 pandemic and the loosening of restrictions as the pandemic conditions improve; fluctuating fuel and other energy costs; fluctuating commodity prices; the high rate of inflation and general uncertainty regarding the overall future political and economic environment. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease when those programs or circumstances end. In addition, economic conditions in certain regions may be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Any decline in consumer discretionary spending could negatively impact our revenue, which could have a material adverse effect on our business, financial condition and results of operations.
We may be impacted by the COVID-19 global pandemic and related government, private sector and individual consumer responses.
The COVID-19 pandemic has disrupted the global supply chain and may cause disruptions to our operations. Additional federal or state mandates ordering the shutdown of non-essential businesses could also impact our ability to take or fulfill our subscribers’ or customers’ orders and operate our business. Many of our personnel are working remotely, which could have a negative impact on the execution of our business plans and operations. Our offices are currently open on a limited basis as allowed under state and local orders. While we have implemented what we believe to be a comprehensive protocol to ensure the safety and well-being of employees returning to the office, including daily health screenings, physical changes to our floor layout, and required proper personal protection equipment, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. Natural disasters, power outages, connectivity issues, or other events that impact our employees’ ability to work remotely, could disrupt business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues. Operations of our fulfillment centers may be substantially disrupted by additional federal or state mandates ordering shutdowns of non-essential services or by the inability of our employees to travel to work. Our plans to open new fulfillment centers or to expand the capacity of our existing fulfillment centers over the next few years may also be delayed or be more costly. Uncertainty and unpredictability around the duration of the COVID-19 pandemic and associated business disruptions and the extent of the spread of the virus in the United States and to other areas of the world continues to adversely impact national and global economies and could continue to negatively impact consumer spending on which we rely. While conditions appear to be improving, we are still unable to predict whether the ultimate impact of the COVID-19 pandemic could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to our Manufacturing, Inventory and Supply Chain
Our business critically relies on a limited number of suppliers, manufacturers, and logistics partners.
We rely on a limited number of contract manufacturers, suppliers and logistics providers to manufacture and transport our products. We do not currently have alternative or replacement providers and we do not generally maintain long-term supply contracts with any of these providers. We face a number of risks relating to these providers, including:

•Our suppliers, manufacturers or logistics partners could be impacted by a natural disaster, an epidemic such as the ongoing COVID-19 pandemic, or other interruptions at a particular location;
•Our manufacturers and suppliers are primarily located in Asia, which introduces risks related to geopolitical developments and differences in regulatory standards and legal systems;
•Our existing supply channels may not be able to satisfy a significant increase in demand for our products, or we may need to replace an existing manufacturer or supplier. It could take a significant amount of time to identify a manufacturer or supplier that has the capability and resources to manufacture our products to our specifications in sufficient volume, and with acceptable quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices;
•Our current product purchases are centralized among a few manufacturers and suppliers to realize substantial cost savings, which exposes us to credit and other risks, including insolvency, financial difficulties, supply chain delays or other factors may result in our manufacturers or suppliers not being able to fulfill the terms of their agreements with us; and
•We have signed a number of contracts whose performance depends upon third party suppliers delivering products on schedule to meet our contractual commitments. Concentration in the number of our manufacturers and suppliers could lead to delays in the delivery of products or components, and possible resultant breaches of contracts that we have entered into with our customers; increases in the prices we must pay for products; problems with product quality; and other concerns.
Any of the above risks could delay delivery of our products to customers in a timely and cost effective manner, which could have a material adverse effect on our business, financial condition and operating results.
We face challenges due to limited control over our suppliers, contract manufacturers, and logistics partners.
We have limited control over our suppliers, contract manufacturers, and logistics partners, which subjects us to the following risks, many of which have materialized due to the COVID-19 pandemic, including: failure to satisfy demand for our products; reduced control over delivery timing, product reliability, the manufacturing process and components used in our products; limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions; variance in the manufacturing capability of our third-party manufacturers; price increases; failure of a significant supplier, manufacturer, or logistics partner to perform its obligations for technical, market, or other reasons; misappropriation of our intellectual property; changes in local economic conditions in the jurisdictions where our suppliers, manufacturers, and logistics partners are located; the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners. If we fail to meet the challenges described above, our business and future operating results will be materially adversely affected.
Shipping, which is subject to numerous risks, is a critical part of our business.
We currently rely on third-party national, regional and local logistics providers to deliver our products. We may not be able to negotiate acceptable pricing and other terms with these providers, or these providers may experience performance problems or other difficulties in processing our orders or delivering our products to customers. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, natural disasters, fire, flood, power loss, earthquakes, pandemics, acts of war or terrorism or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our subscribers or customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our subscribers or customers could become dissatisfied and cease buying products. Further, due to the continuing spread of COVID-19 and related governmental work and travel restrictions, there may be disruptions and delays in national, regional and local shipping, which may negatively impact our subscribers’ and customers’ experience. Changes to the terms of our shipping arrangements and delays or failures in delivery of our products may have a material adverse affect on our margins and profitability, which could adversely affect our business, financial condition and results of operations.

We may be unable to manage the complexities created by our omni channel operations.
Our omnichannel operations, such as offering our products through our website, on third party websites and in traditional brick and mortar stores, create additional complexities in our ability to manage inventory levels, as well as certain operational issues, including timely shipping and refunds. Accordingly, our success depends to a large degree on continually evolving the processes and technology that enable us to plan and manage inventory levels and fulfill orders, address any related operational issues and further align channels to optimize our omnichannel operations. If we are unable to successfully manage these complexities, it may have a material adverse effect on our business, financial condition, operating results and prospects.
If we are unable to implement appropriate systems, procedures and controls, we may not be able to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner.
Our ability to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner requires an effective planning and management process and certain other automated management and accounting systems. We currently do not have an integrated enterprise resource planning system and certain other automated management and accounting systems. We periodically update our operations and financial systems, procedures and controls; however; our current procedures that may not scale proportionately with our business growth or with becoming a public company. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. Failure to implement in a timely manner appropriate internal systems, procedures and controls could materially and adversely affect our business, financial condition and results of operations.
We may not be able to successfully optimize, operate and manage our fulfillment centers and shipping services.
If we do not optimize and operate our fulfillment centers and shipping services successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm to our business in other ways. In addition, if we do not have sufficient fulfillment or shipping capacity or experience a problem fulfilling or shipping orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers. We also anticipate the need to add additional fulfillment center and shipping capacity as our business continues to grow. We may not be able to locate suitable facilities or services on commercially acceptable terms in accordance with our expansion plans, or recruit qualified managerial and operational supply personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment and shipping operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, and results of operations could be materially adversely affected.
Risk Related to Our Industry
Our estimate of the size of our addressable market may prove to be inaccurate.
Data for retail sales of dog products is collected for most, but not all channels, and as a result, it is difficult to accurately estimate the size of the market and predict with certainty the rate at which the market for our products will grow, if at all. While our market size estimate was made in good faith and is based on assumptions and estimates we believe to be reasonable, this estimate may not be accurate. If our estimates of the size of our addressable market are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.
We may not be able to compete effectively in the dog products and services retail industry.
The dog products and services retail industry, in particular on the Internet, is highly competitive and we expect this competition to continue to increase. We compete with pet product retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers. We also compete with a number of specialty dog supply stores and independent dog stores, catalog retailers and other specialty e-tailers. As we expand our offerings, such as our BARK Food line, we will face additional competition. In the dog food category, there are numerous brands and products that compete for shelf space and sales, with competition based primarily upon brand recognition and loyalty, product packaging, quality and innovation, taste, nutrition, breadth of product line, price and convenience. Many of these current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do, allowing our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), allowing them to build larger customer bases or generate gross profit from their customer bases more effectively than we do. Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. If we fail to compete effectively, or are required to offer promotions and other incentives or adopt more aggressive pricing strategies, our operating margins could decrease, which could materially adversely affect our business, financial condition and operating results.
Risks Related to Information Technology and Cybersecurity
We are subject to risks related to online payment methods.
We currently accept payments using a variety of methods, including credit card, debit card, PayPal and gift cards. As we offer new payment options to subscribers, we may be subject to additional regulations, compliance requirements, fraud and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. In the future, as we offer new payment options to subscribers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from subscribers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition, and results of operations could be materially adversely affected.
We rely on software-as-a-service (“SaaS”) technologies from third parties.
We rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, credit card processing, customer relationship management services, supply chain services and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our customers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented. We are also subject to certain standard terms and conditions with these providers, who have broad discretion to change their terms of service and other policies with respect to us, which may be unfavorable. Any failure to maintain successful partnerships with our SaaS providers could impact our success and materially adversely affect our business, financial condition and results of operations.
Limitations on our use of “cookies” may impact our ability to cost-effectively acquire new customers.
Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, or has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which if widely adopted could result in making cookies and other methods of online tracking significantly less effective. This regulation of the use of these cookies and other current online tracking and advertising practices or the loss of our ability to make effective use of services that employ such technologies could increase limit our ability to acquire new customers on cost-effective terms, which could materially adversely affect our business, financial condition, and results of operations.
We may be unable to maintain and scale our technology.
Our reputation and ability to acquire, retain and serve our customers depends on the reliable performance of our website and mobile application and our underlying network infrastructure. As our subscriber and customer base and the amount of information shared on our website and mobile application continue to grow, we will need an increasing amount of network capacity and computing power. The operation of these systems is complex and could result in operational failures. Interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of our website and mobile application and prevent our customers from accessing our website and mobile application. If sustained or repeated, these performance issues could reduce the attractiveness of our products and services. In addition, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any web or mobile platform interruption or inadequacy that causes performance issues or interruptions in the availability of our website or mobile application could reduce consumer satisfaction and result in a reduction in the number of customers using our products and services, which could have a material adverse effect on our business, financial condition and results of operations.
Our disaster recovery arrangements may be insufficient.
The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close the third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our website and mobile application. Cloud computing, in particular, is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster, pandemic (such as the COVID-19 pandemic), blackout or other unforeseen event were to occur that disrupted our ability to obtain an Internet connection, we may experience a slowdown or delay in our operations. While we have some limited disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired, which could have a material adverse effect on our business, financial condition, and results of operations.
The security of our partners’ computer networks and databases containing personal information may be compromised.
In the ordinary course of our business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our subscribers, customers and employees, including subscriber and customer payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. We, or our vendors, may suffer a data compromise from hackers or other unauthorized parties who gain access to personal information or other data, including payment card data or confidential business information, which may not be discovered in a timely fashion. In addition, cyber-attacks such as ransomware attacks could lock us out of our information systems and disrupt our operations. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we, and our vendors, may be unable to anticipate these techniques or to implement adequate preventative measures. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. As our business partners move to remote work due to the COVID-19 pandemic, they may be more vulnerable to cyber-attacks. In addition, our vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate personal information, confidential information, or other data, or may inadvertently release or compromise such data. Compromise of our data security by third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information, and delays in detecting or providing prompt notice of any such compromise or loss may disrupt our operations, damage our reputation, and subject us to litigation, government action, or other additional costs and liabilities that could materially adversely affect our business, financial condition, and operating results.
Risks Related to Our Intellectual Property
We may be unable to adequately protect our intellectual property rights.
We rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country and the protection of our intellectual property rights may require significant financial, managerial and operational expenditures. In addition, our efforts may not prevent third parties from infringing or misappropriating our intellectual property rights and any of our intellectual property rights could be challenged by others or invalidated through administrative processes or litigation. Our patent and trademark applications may never be granted and the process of obtaining patent protection is expensive and time-consuming. We may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, these patents may not adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of patent protection are uncertain. In addition, others may independently develop or otherwise acquire equivalent or superior technology. Our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information. We might be required to spend significant resources to monitor and protect our intellectual property rights and we may be unable to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. Failure to protect our intellectual property rights or costs associated with such protection could have a material adverse effect on our business, financial condition, and results of operations.
We may be subject to intellectual property infringement claims or other allegations.
Third parties have from time to time claimed, and may claim in the future, that we have infringed their intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, result in injunctions against us or the payment of damages or royalties by us, require significant amounts of management time or result in the diversion of significant operational resources and expensive changes to our business model. In addition, we may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments we are required to make and any injunctions against us could materially adversely affect our business, financial condition, and results of operations.
Risks Related to Government Regulation and Legal Proceedings
We are subject to federal and state and foreign laws and regulations relating to privacy, data protection, advertising and consumer protection.
We rely on a variety of marketing techniques, including email and social media marketing and postal mailings, which are subject to various federal and state laws and regulations. A variety of federal and state laws and regulations also govern our collection, use, retention, sharing and security of consumer data, particularly in the context of the online advertising that we rely on to attract new customers. These laws and regulations are constantly evolving and subject to potentially differing interpretations, in particular from one jurisdiction to another, and may conflict with other laws and regulations. In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which requires companies that process information on California residents make new disclosures to customers about the collection of their data, use and sharing practices, and allow customers to opt out of certain data sharing with third parties and provide a new cause of action for data breaches. Further, the California Privacy Rights Act (the “CPRA”) significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses in the areas of data protection and security. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that could make compliance challenging. Our practices and procedures to comply with these laws and regulations may not always be effective, particularly as the legal landscape continues to evolve. In addition, some of our internal processes are manual, which could result in employee error and internal compliance failures. Any failure, or perceived failure, to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, subscribers, customers, suppliers or others, or may require us to change our operations and/or cease using certain data. Any such claims, proceedings or actions could further harm our reputation and brand, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of subscribers, customers and suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of our non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any harm to our reputation or brand, being subject of regulatory action and incurring related fees, distraction of our management and loss of customers or suppliers could have a material adverse effect on our business, financial condition and results of operations.
We are subject to product safety, labor, or other laws.
The products we sell to our customers are subject to regulation by the Federal Consumer Product Safety Commission, the Federal Trade Commission, and similar state and international regulatory authorities. As such, our products could be subject to recalls and other remedial actions. Product safety, labeling, and licensing concerns may result in our voluntarily removing selected products from our inventory. Recalls or voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation, increased customer service costs and legal expenses. In addition, some of the merchandise we sell may expose us to product liability claims, litigation or regulatory actions. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, some of our agreements with our vendors may not indemnify us from product liability for a particular vendor’s merchandise or our vendors may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. In addition, failure of our vendors to comply with applicable laws and regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses. Furthermore, the failure of any vendors to provide safe and humane factory conditions at their facilities could damage our reputation with our customers and result in legal claims against us. Our international relationships also require us to overcome logistical and other challenges based on differing languages, cultures, legal and regulatory schemes and time zones. Foreign labor laws, standards and customs may vary greatly from those in the U.S. The U.S. or foreign countries could enact legislation or impose regulations, including unfavorable labor regulations, tax policies or economic sanctions that could have an adverse impact on our ability to conduct our business in the countries in which we have relationships. The difficulties inherent in complying with labor, safety and other laws, or consequences resulting from any failure to comply with those laws could result in increased costs, disruptions in our relationships with our vendors, and harm to our brand and reputation, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to extensive governmental regulation.
We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public and worker health and safety, natural resources and the environment. Our operations, including our manufacturing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (the “FDA”), the Department of Agriculture (the “USDA”) and by various other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards. In addition, we and our manufacturing partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. Violations of, or liability under, any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls. Complying with the current laws and regulations, and potential future changes to these laws and regulations, or failing to comply with these laws and regulations, could impose significant limitations and/or require changes to our business, which may involve substantial expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy, which could have a material adverse effect on our business, financial condition and results of operations.
Future litigation could have a material adverse effect on our business.
Lawsuits and other administrative, regulatory, or legal proceedings that may arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, the stock market has recently experienced extreme price and volume fluctuations and companies have experienced fluctuations in their stock prices that have often been unrelated or disproportionate to their operating results. Under these circumstances, stockholders may sometimes institute securities class action litigation against such companies. Any litigation or other administrative, regulatory, or legal proceedings against us could result in substantial costs, and divert management’s attention and resources. Although we generally maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Our business, financial condition and results of operations could be materially adversely affected if fees associated with lawsuits or other legal proceedings or a judgment, penalty or fine is not fully or partially covered by insurance.
General Risk Related to Our Business
We have identified material weaknesses in our internal controls over financial reporting.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
In the course of preparing our financial statements for fiscal year 2022, our management identified material weaknesses in our internal control over financial reporting. These material weaknesses include: (i) the insufficient review of account reconciliations for certain account balances; (ii) the lack of formalized processes and controls around inventory management; (iii) the improper accounting for the review of complex or non-routine transactions; and (iv) the lack of effective internal controls around change management and those internal controls that would restrict access to financial systems to appropriate users and ensure that appropriate segregation of duties is maintained. Specifically, certain change management controls were not adhered to, and certain personnel had access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. In addition, certain financial personnel had incompatible duties which allowed for the creation, review and processing of certain financial data without independent review and authorization. The material weakness set forth in this (iv) affects substantially all financial statement accounts. We will not be able to fully remediate these material weaknesses until the appropriate steps have been completed and have been operating effectively for a sufficient period of time, see “Item 9A - Controls and Procedures.”
Further weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Failing to develop or maintain effective disclosure controls and internal control over financial reporting could cause us to fail to meet our reporting obligations, may result in a misstatement of our financial statements or cause investors to lose confidence in us, which could have a material adverse effect on our business, financial condition or results of operations.

Our estimates or judgments relating to our critical accounting policies could prove to be incorrect.
We prepare our financial statements in accordance with U.S. GAAP, which requires our management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to determination of fair value of our inventory reserves, common stock and warrants, stock-based compensation and the valuation of embedded derivatives. If our assumptions change or if actual circumstances differ from those in our assumptions, our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
We may be unable to accurately forecast our revenue and appropriately plan for our expenses in the future.
Revenue is difficult to forecast with certainty because it depends on a number of factors, some of which are outside of our control, including the volume, timing, and type of orders we receive and increased third party costs or transportation and freight costs. Many of these factors are uncertain and are likely to fluctuate significantly from period to period. We base our expense levels and investment plans on our estimates of revenues and gross margins, and many of our expenses, such as office leases, manufacturing costs and personnel costs, will be relatively fixed in the short term and will increase as we continue to make investments in our business and hire additional personnel. If our revenue forecasts do not cover our planned operating expenses, our business and future operating results will be materially adversely affected.
The requirements of being a public company may strain our resources and divert management’s attention.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of NYSE. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could materially adversely affect our business, financial condition or results of operations.
Certain of our key performance indicators are subject to inherent challenges in measurement, and real or perceived inaccuracies.
We track certain key performance indicators, including metrics such as active subscriptions, average monthly subscription churn, new subscriptions and customer acquisition costs, with internal systems and tools. Estimates or similar metrics published by third parties may differ from our reported key performance indications, due to differences in sources, methodologies, or assumptions. For example, we rely on third-party marketing analytics systems to identify marketing spend by channel, which we then reconcile across a number of systems. In addition, we rely on third-party warehouse and fulfillment providers to communicate the receiving and shipping information that drives active customer count and related data. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our key performance indicators, including the metrics or estimates that we publicly disclose. While these metrics or estimates are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring our key performance indicators. Some of these challenges include manual reconciliation of information provided by different input systems, resulting in undetected errors. If our key performance indicators are not accurate representations of our business, or if investors do not perceive our key performance indicators to be accurate, or if we discover material inaccuracies with respect to these numbers, our reputation may be significantly harmed, which could have a material adverse effect on our business, financial condition and results of operations.
We have a history of losses and we may be unable to achieve or sustain profitability.
We expect our operating expenses to increase over the next several years as we increase our advertising, expand into new markets, expand our offerings, hire additional personnel, incur additional expenses related to being a public company and continue to develop features on our website and mobile applications. In particular, we intend to continue to invest substantial resources to grow and diversify our product offerings and in marketing to acquire new customers. Our operating expenses may also be adversely impacted by increased costs and delays in launching in new markets and expanding fulfillment center capacity, in particular as a result of the COVID-19 pandemic and other macro-economic conditions. Our future growth and operating performance must eventually offset our operating losses or we may not be able to achieve or sustain profitability.
We may fail to manage or integrate acquisitions of, or investments in, new or complementary businesses, facilities, technologies or products, or through strategic alliances.
From time to time, we may consider opportunities to acquire or make investments in complementary businesses, facilities, technologies, offerings, or products, or enter into strategic alliances, in order to enhance our capabilities, expand our outsourcing and supplier network, complement our current products or expand the breadth of our offerings. Acquisitions, investments and other strategic alliances involve numerous risks, including: problems integrating the acquired business, facilities, technologies, subscribers, customers, partners or products, issues maintaining uniform standards, procedures, controls and policies; unanticipated costs; diversion of management’s attention from our existing business; adverse effects on existing business relationships with suppliers, manufacturing partners, and retail partners; challenges with entering new markets in which we may have limited or no experience; potential loss of key employees of acquired businesses; and increased legal, accounting and compliance costs. Failure to integrate acquired businesses, facilities, technologies and products effectively could materially and adversely affect our business, financial condition, and results of operations.
Our operating flexibility may be limited by our credit facilities and debt instruments.
Our revolving credit facility and the indenture governing our 2025 Convertible Notes (the “Notes”) both limit our ability to, among other things: incur or guarantee additional debt; make certain investments and acquisitions; incur certain liens or permit them to exist; enter into certain types of transactions with affiliates; merge or consolidate with another company; and transfer, sell or otherwise dispose of assets, including our cash. In addition, if our stock price does not meet the conversion price of the Notes, then we will have to repay the principal of the Notes in cash, which we may not have available. Our revolving credit facility also contains covenants requiring us to satisfy certain financial covenants. These limitations, requirements and costs may affect our ability to obtain future financing, pursue attractive business opportunities, maintain flexibility in planning for, and reacting to, changes in business conditions, which could have a material adverse effect on our business, financial condition, and results of operations.
We may not be able to raise the capital we need to grow our business.
In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may be forced to raise funds on undesirable terms, or our business may contract or we may be unable to grow our business or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Ownership of Our Common Stock
Our stock price may be volatile or decline regardless of our operating performance.
The market price of our common stock may fluctuate significantly or decline in response to numerous factors, many of which are beyond our control, including: actual or anticipated fluctuations in our revenue and results of operations; financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; failure of securities analysts to maintain coverage of BARK, changes in financial estimates or ratings by any securities analysts who follow BARK or our failure to meet the estimates or the expectations of investors; announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments; changes in operating performance and stock market valuations of other retail or technology companies generally, or those in our industry in particular; price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; trading volume of our common stock; the inclusion, exclusion or removal of our common stock from any indices; changes in members of our Board or management; transactions in our common stock by directors, officers, affiliates and other major investors; lawsuits threatened or filed against us; changes in laws or regulations applicable to our business; changes in our capital structure, such as future issuances of debt or equity securities; short sales, hedging and other derivative transactions involving our capital stock; general economic conditions in the U.S. or global markets; other events or factors, including those resulting from the COVID-19 pandemic war, such as in the Ukraine, incidents of terrorism or responses to these events; and the other factors described in this “Risk Factors” section.
An active trading market for our common stock may not be sustained.
Our common stock is listed on the NYSE under the symbol “BARK.” An active trading market for our common stock may not be sustained. Accordingly, there may not be a liquid trading market in which to sell your shares of our common stock when desired or at acceptable prices.
Sales of shares by existing stockholders may cause our stock price to decline.
If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of common stock subject to stock options outstanding and reserved for issuance under our equity incentive plans have been registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.
Securities or industry analysts may not publish accurate or favorable research about BARK.
The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, the price of our common stock could decline.
Our certificate of incorporation may prevent us from receiving the benefit of certain corporate opportunities.
The “corporate opportunity” doctrine provides that corporate fiduciaries, as part of their duty of loyalty to the corporation and its stockholders, may not take for themselves an opportunity that in fairness should belong to the corporation. Section 122(17) of the DGCL, however, expressly permits a Delaware corporation to renounce in its certificate of incorporation any interest or expectancy of the corporation in, or in being offered an opportunity to participate in, specified business opportunities or specified classes or categories of business opportunities that are presented to the corporation or its officers, directors or stockholders. Article THIRTEENTH of our certificate of incorporation provides that doctrine of corporate opportunity shall not apply with respect to us or any of our officers or directors, or any of their respective affiliates. As a result, we may be not be offered certain corporate opportunities which could be beneficial to our company and our stockholders. While it is difficult at this time to predict how this provision may adversely impact our stockholders, it is possible that we could not be offered the opportunity to participate in a future transaction that might have resulted in a financial benefit to us, which could, in turn, result in a material adverse effect on our business, financial condition, results of operations, or prospects.

Delaware law, our certificate of incorporation and bylaws may impede a merger, tender offer, or proxy contest.
Our certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our common stock by impeding a change in control of BARK or changes in our management that our stockholders may deem advantageous. These provisions include: a classified board; removal of directors only for cause or a super majority vote; super majority vote required to amend of certain provisions of our certificate of incorporation and any provisions of our bylaws; issuance of “blank check” preferred stock authorized; stockholders may not call special stockholder meetings; stockholder action by written consent prohibited; indemnification of our director and officers; Board is expressly authorized to make, alter, or repeal our bylaws; and advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Substantially all disputes between BARK and our stockholders are subject to exclusive forum provisions.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. This choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
We do not intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our revolving credit facility may restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.
Ownership of our stock is concentrated among our current officers, directors and their respective affiliates.
Our existing executive officers, directors and their respective affiliates, together as a group, beneficially own a significant amount of the outstanding of our common stock. This group, if it acts together, could have the ability to influence matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. As a result, this group could, for example, delay or prevent a change in control of BARK and the approval of certain transactions.
We may issue additional shares of common stock or other equity securities, which would dilute your ownership interests and could depress the market price of our common stock.
We currently have options, RSUs and warrants outstanding that are convertible into shares of our common stock. In addition, our 2025 Convertible Notes are convertible based on outstanding principal balance and accrued interest. We also have the ability to issue equity awards that are convertible into shares of our common stock under our 2021 Equity Incentive Plan and under our Employee Stock Purchase Plan, see footnote 7 — Debt, and footnote 9 — Stock-Based Compensation Plans, to our consolidated financial statements set forth in this annual report on Form 10-K. We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would dilute our existing shareholders and may cause the market price of our common stock to decline.

Risks Related to the 2025 Convertible Notes
Our obligation to redeem the 2025 Convertible Notes may not protect holders.
Our obligation to offer to redeem the 2025 Convertible Notes upon the occurrence of a fundamental change will be triggered only by certain specified transactions. The term “fundamental change” is limited to certain specified transactions and may not include other events that might adversely affect our financial condition or the market value of the 2025 Convertible Notes or our common stock. Our obligation to offer to redeem the new notes upon a fundamental change would not necessarily afford holders of the 2025 Convertible Notes protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.
There is no existing public trading market for the 2025 Convertible Notes.
No market for the 2025 Convertible Notes exists and may not develop. Even if a market develops, it may not persist. We do not intend to apply for listing of the 2025 Convertible Notes on any securities exchange or other market. The liquidity of any trading market and the trading price of the 2025 Convertible Notes may be adversely affected by changes in our financial performance or prospects and by changes in the financial performance of or prospects for companies in our industry generally.
ITEM 1B. UNRESOLVED COMMENTS
None.
ITEM 2. PROPERTIES
We currently maintain our executive offices at 221 Canal Street, New York, New York, In addition, we lease and operate fulfillment centers in seven locations, at which we receive products from vendors, ship products to customers, and receive and process returns from customers. We also lease and operate a customer service center in Columbus, Ohio. The following table sets forth the location, use and size of certain of our properties as of March 31, 2022:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Office Space	Leased	26,300
New York, New York	Photo Studio	Leased	1,850
Columbus, Ohio	Warehouse and distribution Center	Leased	97,934
Columbus, Ohio	Office Space	Leased	12,978
Columbus, Ohio	Office Space	Leased	34,238
Hebron, Kentucky	Warehouse and distribution Center	Leased	201,600
Las Vegas, Nevada	Warehouse and distribution Center	Leased	400,593
ITEM 3. LEGAL PROCEEDINGS
We are subject to, and are presently involved in, litigation and other legal proceedings in the ordinary course of our business. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or operating results. However, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock and warrants to purchase common stock are traded on the NYSE under the symbols “BARK” and “BARK WS,” respectively.
Holders
As of May 27, 2022 there were approximately 147 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and we do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, results of operation, contractual restrictions and other factors our board of directors may deem relevant. In addition our ability to pay dividends is limited by covenants of its existing outstanding indebtedness. We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Recent Sales of Unregistered Securities
None.

Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 index and the Nasdaq Composite index. The graph assumes an initial investment of $100 in our common stock at the market close on December 18, 2020, which was the first day on which our common stock commenced trading on its own. Data for the S&P 500 and the Nasdaq Composite assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends. The stock price performance of the graph above is not necessarily indicative of future stock price performance.
The information under “Comparison of Total Returns” is not deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, and is not to be incorporated by reference in any filing of BARK under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report and irrespective of any general incorporation language in those filings.

ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its consolidated subsidiaries. The audited consolidated financial statements as of March 31, 2022 and 2021 and for the fiscal years ended March 31, 2022, 2021 and 2020, respectively, present the financial position and results of operations and cash flows of BARK, Inc. and its wholly-owned subsidiaries.
Overview
Founded in 2011, BARK is the world’s most dog-centric company, devoted to making dogs happy with the best products, services and content. Our dog-obsessed team applies its data-driven understanding of what makes each dog special by designing playstyle-specific toys, satisfying treats, personal meal plans with supplements, and dog-first experiences designed to foster health and happiness of dogs everywhere. We aim to foster lifelong relationships with our customers and their pups in order to drive strong customer retention and lifetime value. BARK loyally serves dogs with themed toys and treats subscriptions, BarkBox and BARK Super Chewer; custom product collections through retail partners, including Target and Amazon; high-quality, personalized nutrition and meal plans with BARK Food; and health and wellness products with BARK Bright. As a direct to consumer-first company, our growing data and machine-learning capabilities inform future product development and enable BARK to provide personalized experiences and product offerings for dog parents nationwide.
Factors Affecting Our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”
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
Investments in growth
We expect to continue to focus on long-term growth through investments in product offerings and the dog and dog parent experience. We are working to enhance our offerings and expand the breadth of the products and offerings, including BARK Food and BARK Bright. We expect to make additional investments in marketing to acquire new subscribers and customers. Additionally, we intend to continue to invest in our fulfillment and operating capabilities. In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations.
Expansion of new offerings
We expect to continue to invest in the expansion of our new offerings, including BARK Food, BARK Bright and potential new offerings. By expanding our product lines we seek to attract new customers as well as increase sales to our existing customers. Continuing expansion into new categories, such as BARK Food and BARK Bright will require financial investments in additional headcount, marketing and customer acquisition expenses, and additional operational capabilities and may require the purchase of new inventory. If we are unable to generate sufficient demand for these new offerings, we may not recover the financial investments we make into new categories and revenue may not increase in the future.
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
We continued to experience increases in inbound freight costs due to the challenges in the current import market, as transpacific ships and trade lanes continue to be overburdened with volume and experience a significant shortage of equipment and capacity due to the COVID-19 pandemic. We also continued to experience supply chain disruptions, including increased demurrage fees related to freight, during the fiscal year ended March 31, 2022. We expect increased freight costs and supply chain disruptions to continue to impact our business, although we cannot predict the duration or magnitude of such impacts. Please refer to the “Special Note Regarding Forward-Looking Statements” and the “Risk Factors” in this Annual Report on Form 10-K.

Key Performance Indicators
We use the following key financial and operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. These key financial and operating metrics should be read in conjunction with the following discussion of our results of operations and financial condition together with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended March 31

	2022	2021	2020
Subscription Shipments (in thousands)	14,906	11,619	7,618
Average Monthly Subscription Shipment Churn	7.0%	5.9%	7.5%
Active Subscriptions (in thousands)	2,265	1,826	1,207
New Subscriptions (in thousands)	1,164	1,200	627
CAC	$53.43	$47.55	$55.44
LTV:CAC	4.7x	6.3x	3.9x
Average Order Value	$30.06	$28.74	$26.80
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

Components of Our Results of Operations
We operate with two reportable segments: Direct to Consumer and Commerce, to reflect the way our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews and assesses the performance of the business.
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
BARK Food—BARK Food revenue consists of sales of personalized and nutritious meals for dogs sold at a meal per day price. Revenue is recognized at a point in time, as control is transferred to the customer upon delivery of goods.
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
General and Administrative
General and administrative expenses consists primarily of compensation and benefit expenses, including stock-based compensation, fulfillment and shipping costs, which represent costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to receiving, inspecting, picking, packaging and preparing customer orders for shipment, outbound freight costs associated with shipping orders to customers, and responding to inquiries from customers. General and administrative expenses also includes fees charged by third parties that provide payment processing services, office expense, including rent, insurance, professional service fees, donations by us to dog-centered causes of goods-in-kind and other general overhead costs including those related to depreciation and amortization of fixed and intangible assets, account management support teams, commissions and donations.
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

Results of Operations
We operate in two reportable segments to reflect the way our CODM reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements for the fiscal years ended March 31, 2022, 2021, and 2020 included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended March 31,
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in thousands)
Consolidated Statement of Operation Data:
Revenue
Direct to Consumer	$448,074	$333,970	$204,151	34.2%	63.6%
Commerce	59,332	44,634	20,184	32.9%	121.1%
Total revenue	507,406	378,604	224,335	34.0%	68.8%
Cost of revenue
Direct to Consumer	187,991	128,044	79,191	46.8%	61.7%
Commerce	37,309	24,620	9,730	51.5%	153.0%
Total cost of revenue	225,300	152,664	88,921	47.6%	71.7%
Gross profit	282,106	225,940	135,414	24.9%	66.9%
Operating expenses:
General and administrative	301,870	179,510	115,893	68.2%	54.9%
Advertising and marketing	74,417	67,029	46,147	11.0%	45.3%
Total operating expenses	376,287	246,539	162,040	52.6%	52.1%
Loss from operations	(94,181)	(20,599)	(26,626)	357.2%	-22.6%
Interest expense	(5,464)	(10,923)	(5,421)	-50.0%	101.5%
Other income (expense), net	31,346	131	679	N/M	-80.7%
Net loss before income taxes	(68,299)	(31,391)	(31,368)	117.6%	0.1%
Provision for income taxes	—	—	—	0.0%	0.0%
Net loss	$(68,299)	$(31,391)	$(31,368)	117.6%	0.1%

N/M means not meaningful.

Comparison of the Fiscal Years Ended March 31, 2022 and March 31, 2021
Revenue

	Fiscal Year Ended March 31,
	2022	2021	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$448,074	$333,970	$114,104	34.2%
Commerce	59,332	44,634	14,698	32.9%
Total revenue	$507,406	$378,604	$128,802	34.0%
Percentage of Revenue
Direct to Consumer	88.3%	88.2%
Commerce	11.7%	11.8%
Direct to Consumer revenue increased by $114.1 million, or 34.2%, for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. This increase was primarily driven by a 3.3 million, or 28.3%, increase in Subscription Shipments, in addition to a 4.6% increase in average order value during the period.
Commerce revenue increased by $14.7 million, or 32.9%, for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. This increase was driven by an increase in revenue from existing and new retail partners.
Gross Profit

	Fiscal Year Ended March 31,
	2022	2021	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$260,083	$205,926	$54,157	26.3%
Commerce	22,023	20,014	2,009	10.0%
Total gross profit	$282,106	$225,940	$56,166	24.9%
Percentage of revenue	55.6%	59.7%
Direct to Consumer and Commerce gross profit increased by $54.2 million and $2.0 million, respectively, for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021, driven by the $128.8 million increase in revenue during the period.
Gross profit as a percentage of revenue decreased to 55.6% for the fiscal year ended March 31, 2022 compared to 59.7% for the fiscal year ended March 31, 2021. The decrease is primarily due to charges to make certain adjustments to inventory for shrinkage and slow moving items and, an inventory write-down we made related to a strategic narrowing of focus on products we intend to sell, as well as an increase in costs for inbound freight.

Operating Expenses
General and Administrative Expense

	Fiscal Year Ended March 31,
	2022	2021	$ Change	% Change
	( in thousands)
General and administrative	$301,870	$179,510	$122,360	68.2%
Percentage of revenue	59.5%	47.4%
General and administrative expense increased by $122.4 million, or 68.2%, for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. This increase during the period was primarily due to increased fulfillment and shipping costs of $60.9 million attributable to the 28.3% increase in Subscription Shipments and increased third-party shipping rates; increased compensation expense of $32.5 million attributable to an increase in employee headcount, including stock-based compensation expense of $10.8 million; increased audit, professional, and legal fees of $13.4 million primarily related to growth of operations and requirements as a new publicly traded company; and increase in other general and administrative expenses of $6.1 million.
Other general and administrative expense increased by $6.1 million, or 105%, for the fiscal year ended March 31, 2022. The increase during the period is primarily attributable to a donation of dog beds in the fourth quarter which resulted in a $2.0 million increase in donation expense. From time to time, we make voluntary contributions of inventory items to dog-centered causes. This is a strategic initiative that supports our mission to make all dogs happy, promotes our corporate social responsibility credentials, and elevates our brand in the process. The increase is further attributable to an increase in insurance expense of $1.8 million related to requirements as a new publicly traded company, increased freight and transfer expense of $1.3 million, increased fees and penalties of $0.6 million related to shipping charges; and increased bad debt expense of $0.3 million related to retail accounts receivable.
Advertising and Marketing

	Fiscal Year Ended March 31,
	2022	2021	$ Change	% Change
	( in thousands)
Advertising and marketing	$74,417	$67,029	$7,388	11.0%
Percentage of revenue	14.7%	17.7%
Advertising and marketing expense increased by $7.4 million, or 11.0%, for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021.The increase during the period was primarily due to increased media advertising spend of $3.7 million, increased marketing costs of $0.4 million and increased employment costs of $3.0 million due to headcount growth. The remaining increase was attributable to increased production costs of $0.2 million.
Interest Expense

	Fiscal Year Ended March 31,
	2022	2021	$ Change	% Change
	( in thousands)
Interest expense	$(5,464)	$(10,923)	$5,459	(50.0)%
Percentage of revenue	(1.1)%	(2.9)%

Interest expense decreased by $5.5 million, or 50.0%, for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. This decrease was primarily attributable to reduced levels of debt in the fiscal year ended March 31, 2022.
Other Income (Expense), Net

	Fiscal Year Ended March 31,
	2022	2021	$ Change	% Change
	( in thousands)
Other income (expense), net	31,346	131	$31,215	N/M
Percentage of revenue	6.2%	—%
N/M means not meaningful.
Other income (expense), net increased by $31.2 million for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. This increase in other income (expense), net, was primarily due to the $33.2 million of income related to the changes in fair value of our warrant liabilities during the period.

Comparison of the Fiscal Years Ended March 31, 2021 and March 31, 2020
Revenue

	Fiscal Year Ended March 31,
	2021	2020	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$333,970	$204,151	$129,819	63.6%
Commerce	44,634	20,184	24,450	121.1%
Total revenue	$378,604	$224,335	$154,269	68.8%
Percentage of Revenue
Direct to Consumer	88.2%	91.0%
Commerce	11.8%	9.0%

Direct to Consumer revenue increased by $129.8 million, or 63.6%, for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. This increase was primarily due to the 52.5% or 4.0 million increase in Subscription Shipments. Additionally, ATB revenue increased by $15.1 million during the period, from $2.4 million to $17.5 million for the fiscal years ended March 31, 2020 and 2021, respectively.
Commerce revenue increased by $24.5 million for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. This increase was primarily due to volume increases amongst existing retail partners, as well as the addition of new retail partners since March 31, 2020.

Gross Profit

	Fiscal Year Ended March 31,
	2021	2020	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$205,926	$124,960	$80,966	64.8%
Commerce	$20,014	$10,454	$9,560	91.4%
Total gross profit	$225,940	$135,414	$90,526	66.9%
Percentage of revenue	59.7%	60.4%
Direct to Consumer gross profit increased by $81.0 million for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020.
Commerce gross profit increased by $9.6 million for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020.
Gross profit as a percentage of revenue decreased for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. This decrease was primarily due to increased costs related to inbound freight and royalty fees related to strategic license partnerships entered into during the period to enhance our customers’ experience by creating timely and relevant toys.
Operating Expenses
General and Administrative Expense

	Fiscal Year Ended March 31,
	2021	2020	$ Change	% Change
	( in thousands)
General and administrative	$179,510	115,893	$63,617	54.9%
Percentage of revenue	47.4%	51.7%
General and administrative expense increased by $63.6 million, or 54.9%, for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. This increase was primarily due to an increase of $41.8 million in fulfillment and shipping costs due to the increase in Active Subscriptions in the period, increased compensation expense of $17.0 million, as a result of higher employee headcount, consultant fees and stock-based compensation expense, increased payment processing fees of $2.7 million, increased marketplace sellers fees of $1.7 million, increased other operating expenses of $1.3 million, increased professional and legal expenses of $1.4 million, increased software expenses of $1.3 million and increased depreciation and amortization expense of $1.0 million. These increases were partially offset by a decrease of $3.4 million in sales and use tax, which was driven by a significant adjustment recorded during the fiscal year ended March 31, 2020 related to the U.S. Supreme Court ruling allowing states to enforce a sales and use tax collection obligation on remote vendors. In addition, there were decreases of $0.8 million in travel and entertainment and office expenses due to the travel restrictions and employees working remotely due to the COVID-19 pandemic. We do not expect travel and entertainment and office expenses to remain at these decreased levels.

Advertising and Marketing

	Fiscal Year Ended March 31,
	2021	2020	$ Change	% Change
	( in thousands)
Advertising and marketing	$67,029	$46,147	$20,882	45.3%
Percentage of revenue	17.7%	20.6%
Advertising and marketing expense increased by $20.9 million, or 45.3%, for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. This increase was primarily due to media advertising spend which increased from $37.9 million for the fiscal year ended March 31, 2020 to $59.8 million for the fiscal year ended March 31, 2021, or $21.9 million. The increase in media spend was incurred to drive the increase in New Subscriptions.
Of the $59.8 million of media spend during the fiscal year ended March 31, 2021, $57.1 million related to Direct to Consumer and $2.7 million related to Commerce. Of the $37.9 million of media spend during the fiscal year ended March 31, 2020, $34.8 million related to Direct to Consumer and $3.1 million related to Commerce.
Interest Expense

	Fiscal Year Ended March 31,
	2021	2020	$ Change	% Change
	( in thousands)
Interest expense	$(10,923)	$(5,421)	$(5,502)	101.5%
Percentage of revenue	(2.9)%	(2.4)%
Interest expense increased by $5.5 million, or 101.5%, for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. This increase was due primarily to non-cash interest in connection with our convertible promissory notes.
Other Income (Expense), Net

	Fiscal Year Ended March 31,
	2021	2020	$ Change	% Change
	( in thousands)
Other income (expense), net	$131	$679	$(548)	-80.7%
Percentage of revenue	—%	0.3%

Other income decreased by $0.5 million, or 80.7%, for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020. This decrease in Other income was due to increased expense of $1.0 million related changes in fair value of our derivative liabilities and decreased rental income from our subleases of $0.3 million, offset by $0.8 million of other income related to a settlement agreement payment received during the period.

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

The following table presents a reconciliation of Adjusted Net Loss to net loss, the most directly comparable financial measure stated in accordance with GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net Loss

	Fiscal Year Ended March 31,
	2022	2021	2020

Net loss	$(68,299)	$(31,391)	$(31,368)
Stock-based compensation expense	17,861	6,522	1,817
Change in fair value of warrants and derivatives	(33,196)	931	(96)
Sales and use tax expense (1)	648	1,211	5,023
Transaction costs (2)	6,053	1,545	—
Demurrage fees (3)	2,610	—	—
Other one-time items (4)	6,653	—	—
Adjusted net loss	$(67,669)	$(21,182)	$(24,624)
Net loss margin	(13.46)%	(8.29)%	(13.98)%
Adjusted net loss margin	(13.34)%	(5.59)%	(10.98)%

Adjusted net loss per common share - basic and diluted	$(0.43)	$(0.46)	$(0.55)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	156,201,601	46,297,847	45,110,365

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Fiscal Year Ended March 31
	2022	2021	2020
	(in thousands)
Net loss	$(68,299)	$(31,391)	$(31,368)
Interest expense	5,464	10,923	5,421
Depreciation and amortization expense	4,403	2,405	1,397
Stock-based compensation expense	17,861	6,522	1,817
Change in fair value of warrants and derivatives	(33,196)	931	(96)
Sales and use tax expense (1)	648	1,211	5,023
Transaction costs (2)	6,053	1,545	—
Demurrage fees (3)	2,610	—	—
Other one-time items (4)	6,653	—	—
Adjusted EBITDA	$(57,802)	$(7,854)	$(17,806)
Net loss margin	(13.46)%	(8.29)%	(13.98)%
Adjusted EBITDA margin	(11.39)%	(2.07)%	(7.94)%

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

(3)Demurrage fees are raised when the full container is not moved out of the port/terminal for unpacking within the allowed free days offered by the shipping line. The charge is levied by the shipping line to the importer.

(4)For fiscal year ended March 31, 2022, other one-time items is comprised of loss on extinguishment of debt of $2.0 million, executive transition costs, including recruiting, bonus and relocation related expenses of $1.9 million, costs related to unrealized business ventures of $1.8 million, SOX implementation fees of $0.7 million, loss on exercise of warrants of $0.1 million and restructuring related expenses of $0.1 million.

Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of approximately $199.4 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we are in compliance with as of March 31, 2022 and expect to be in compliance with during the next 12 months.
We have restricted cash of $2.3 million as of March 31, 2022 to secure a letter of credit for two of our leases, which is expected to be maintained as a security deposit for the duration of the lease.

Our material cash requirements include our facility lease arrangements for corporate offices, warehouses and certain equipment . As of March 31, 2022, we had fixed lease payment obligations of $36.4 million, with $5.7 million payable within 12 months.
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
On May 27, 2022, the Company and Western Alliance entered into the twelfth loan and security modification agreement, which extended the Credit Facility maturity date to June 30, 2022.
As of March 31, 2022, there were no borrowings under the Credit Facility.
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
On June 1, 2021, in connection with the closing of the Merger, the outstanding principal and interest of the 2019 Notes and 2020 Notes were converted to 1,135,713 shares of our common stock, with a fair value of $12.8 million. The conversion of the notes resulted in a loss on extinguishment of $2.0 million recorded to other expense included in other income, net on the consolidated statement of operations and comprehensive loss, as well as a capital contribution of $0.5 million recorded to additional paid-in-capital on the consolidated balance sheet for the portion of the loss associated with the 2020 Notes which were with related parties.
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

Cash Flows
Comparison of the Fiscal Years Ended March 31, 2022, 2021 and 2020.
The following table summarizes our cash flows for the fiscal years ended March 31, 2022, 2021 and 2020:

	Fiscal Year Ended March 31
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(172,338)	$(19,618)	$(19,666)
Net cash used in investing activities	(21,172)	(4,825)	(4,677)
Net cash provided by financing activities	355,458	54,498	22,678
Net increase (decrease) in cash and restricted cash	$161,948	$30,055	$(1,665)
Cash flows used in Operating Activities
Net cash flows in operating activities represent the cash receipts and disbursements related to our activities other than investing and financing activities.
Net cash flows used in operating activities is derived by adjusting our net loss for:
•non-cash operating items such as depreciation and amortization, stock-based compensation and other non-cash income or expenses;
•changes in operating assets and liabilities reflect timing differences between the receipt and payment of cash associated with transactions.
For the fiscal year ended March 31, 2022, net cash used in operating activities was $172.3 million. The $172.3 million of net cash used in operating activities consisted of net loss of $68.3 million adjusted for non-cash charges totaling $7.6 million and a net decrease of $111.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $33.2 million for changes in fair value of warrants, $17.9 million for stock based compensation, $2.0 million loss on extinguishment of debt and $4.4 million for depreciation and amortization. The decrease in our net operating assets and liabilities was driven by the changes in inventory of $82.9 million to support current demand, accounts payable and accrued expenses of $13.5 million related to increased expenditures to support general business growth, as well as the timing of payments, other liabilities of $12.6 million, prepaid expenses and other current assets of $1.1 million, and accounts receivable of $1.1 million. The decrease in our net operating assets and liabilities was partially offset by the change in deferred revenue of $4.4 million.
For the fiscal year ended March 31, 2021, net cash used in operating activities was $19.6 million. The $19.6 million of net cash provided by operating activities consisted of net loss of $31.4 million adjusted for non-cash charges totaling $13.4 million and a net increase of $1.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $6.5 million for stock-based compensation, $3.5 million for amortization of deferred financing fees and debt discount, $2.4 million for depreciation and amortization and $0.9 million for changes in fair value of warrant and derivative liabilities. The increase in our net operating assets and liabilities was driven by the changes in accounts payable and accrued expenses of $16.5 million related to increased expenditures to support general business growth, as well as the timing of payments, and other liabilities of $13.3 million, and deferred revenue of $13.9 million, due to growth in our prepaid subscription sales. The increase in our net operating assets and liabilities was partially offset by the change in inventories of $37.8 million, accounts receivable of $5.0 million and prepaid expenses and other current assets of $2.2 million.
For the fiscal year ended March 31, 2020, $19.7 million of net cash used in operating activities consisted of a net loss of $31.4 million adjusted for non-cash charges of $4.7 million and a net increase of $7.0 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $1.8 million for stock-based compensation, $1.4 million for depreciation and amortization and $1.3 million for amortization of deferred financing fees and debt discount. The increase in our net operating assets and liabilities was driven by the changes in accounts payable and accrued expenses of $11.9 million related to increased expenditures to support general business growth, as well as the timing of payments, other liabilities of $10.4 million and deferred revenue of $1.1 million, due to growth in our prepaid subscription sales. The increase in our net operating assets and liabilities was partially offset by the change in inventories for $13.0 million, accounts receivable of $2.4 million and prepaid expenses and other current assets of $1.0 million.
Cash flows used in Investing Activities
For the fiscal years ended March 31, 2022, 2021, and 2020, net cash used in investing activities was $21.2 million, $4.8 million, and $4.7 million respectively, primarily due to capital expenditures for warehouse machinery, leasehold improvements and equipment.
Cash flows provided by Financing Activities
For the fiscal year ended March 31, 2022, net cash provided by financing activities was $355.5 million, primarily due to proceeds of $227.1 million proceeds from the Merger and proceeds from the PIPE of $200.0 million. The increase in cash provided by financing activities was partially offset by the repayments of outstanding borrowings on our line of credit of $34.3 million, payments of transaction costs of $25.2 million, payment of deferred underwriting fees $8.9 million, and repayment of the outstanding PPP loan of $5.2 million.
For the fiscal year ended March 31, 2021, net cash provided by financing activities was $54.5 million, primarily due to proceeds of $75.8 million from the issuance of convertible notes and proceeds of $5.2 million from the loan issued under the PPP. The increase in cash provided by financing activities was partially offset by payments of long-term debt of $25.3 million and payments of transaction costs of $1.3 million.
For the fiscal year ended March 31, 2020, net cash provided by financing activities was $22.7 million, primarily due to proceeds from the Western Alliance term loan of $10.0 million, Pinnacle term loan of $7.6 million, and convertible notes issuances of $5.4 million.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
This discussion and analysis of financial condition and results of operation is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimate and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on revenue generated and reported expenses incurred during the reporting periods, Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies are described in greater details in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.
Critical accounting estimates are defined as those reflective of significant judgments, estimates and uncertainties, which may result in materially different results under different assumptions and conditions. We have listed below our critical accounting estimates that we believe to have the greatest potential impact on our audited consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.
Revenue Recognition
Our primary source of revenue is from of our toys and treats subscriptions and sales of good through retailers, third parties or our website. We recognize revenue upon delivery of products and services to our subscriber or customer, as applicable. The recognition of revenue is determined through application of the following five-step model:
•Identification of the contract(s) with subscribers or customers, as applicable;
•Identification of the performance obligation(s) in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligation(s) in the contract; and
•Recognition of revenue when or as the performance obligation(s) are satisfied.
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
Inventories
Inventories consist principally of finished goods, and represent products available for sale and are accounted for using the first-in, first-out (“FIFO”) method and valued at the lower of cost or net realizable value. Inventory costs consist of product and inbound shipping and handling costs. We assess the valuation of inventory and periodically write down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions. Inventory valuation requires us to make judgments, based on information available at each reporting period. Inventory valuation losses are recorded as cost of revenues.
We review current business trends and forecasts, and inventory aging to determine adjustments which we estimate will be needed to liquidate existing excess inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market, as applicable. We believe that all inventory write-downs required at March 31, 2022, have been recorded. Our historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of the current conflict in Ukraine and its broader macroeconomic implications or the COVID-19 pandemic and the supply chain and logistics disruptions globally, it is possible that the required level of inventory reserves may need to be adjusted.

Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 in our audited consolidated financial statements contained in this Annual Report on Form 10-K.
JOBS Act Accounting Election
We were an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). However, based on the market value of our common stock held by non-affiliates as of September 30, 2021, we became a large accelerated filer and thus ceased to be an emerging growth company on March 31, 2022. As a result, we were required to adopt new or revised accounting standards as required by public companies, including those standards which we had previously deferred pursuant to the JOBS Act. Additionally, we are no longer able to take advantage of the reduced regulatory and reporting requirements of emerging growth companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $199.4 million as of March 31, 2022. We do not participate in any investment activities. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of March 31, 2022 there are no outstanding borrowings under the Credit Facility. We monitor our cost of borrowing under our facility, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Western Alliance Agreement for all periods presented would not have a material impact on our consolidated financial statements.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Foreign Exchange Risk
We operate our business primarily within the United States and currently execute the majority of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS
BARK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of BARK, Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BARK, Inc. and subsidiaries (the "Company") as of March 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2022, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory – Excess and Obsolete Inventory Reserve — Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company establishes an inventory reserve, which includes a reserve for estimated excess and obsolete inventory on hand that is expected to be written-off or otherwise disposed of at a future date. The Company’s estimate of the appropriate amount of the excess and obsolete inventory reserve utilizes certain inputs and involves judgments regarding the recoverability of that inventory. Such inputs include data associated with historical trends, historical inventory write-off activity, forecasts of future sales, and on-hand inventory aging distribution.

The calculation and analysis using these inputs and the application of this analysis to on-hand inventory to determine the recorded reserve involves estimation. The excess and obsolete inventory reserve totaled $8.8 million as of March 31, 2022. Net inventory totaled $153.1 million as of March 31, 2022.
Given the significant judgments made by management to estimate this reserve, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future sales inputs into the excess and obsolete inventory reserve included the following, among others:
•We evaluated management’s ability to accurately forecast future sales by comparing actual results to management’s historical forecasts.
•We selected a sample of inventory items and evaluated historical sales performance relative to management’s conclusions on the ability to sell through the inventory on-hand.
•We obtained the Company’s estimated excess and obsolete inventory reserve calculation and tested the mathematical accuracy.
•We tested the accuracy and completeness of the underlying data used in the calculation of the excess and obsolete inventory reserve.
•Inquired of sales and operations personnel to determine whether it supported or contradicted the conclusions reached by management in the excess and obsolete inventory reserve analysis.
•We considered whether contradictory evidence existed based on the reading of relevant internal communications, including those to the board of directors, and Company press releases as to changes within the business.
•Assessed whether there were any known or knowable factors which occurred subsequent to year-end that impact management’s inventory usage.
/s/ Deloitte & Touche LLP New York, New York May 31, 2022 We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of BARK, Inc., and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BARK, Inc., and subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2022, of the Company and our report dated May 31, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
i.the insufficient review of account reconciliations for certain account balances,
ii.the lack of formalized processes and controls around inventory management,
iii.the improper accounting for the review of complex or non-routine transactions, and
iv.the lack of effective internal controls around change management and those that would restrict access to financial systems to appropriate users and ensure that appropriate segregation of duties is maintained. Specifically, certain change management controls were not adhered to, and certain personnel had access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. In addition, certain financial personnel had incompatible duties which allowed for the creation, review and processing of certain financial data without independent review and authorization. This material weakness affects substantially all financial statement accounts.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2022, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP New York, New York May 31, 2022

BARK, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)

	March 31,	March 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$199,397	$38,278
Accounts receivable—net	9,752	8,927
Prepaid expenses and other current assets	5,878	7,409
Inventory	153,115	77,454
Total current assets	368,142	132,068
PROPERTY AND EQUIPMENT—NET	28,128	13,465
INTANGIBLE ASSETS—NET	3,837	2,070
OPERATING LEASE RIGHT-OF-USE ASSETS	29,552	—
OTHER NONCURRENT ASSETS	4,402	3,260
TOTAL ASSETS	$434,061	$150,863
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$36,834	$50,501
Operating lease liabilities, current	5,060	—
Accrued and other current liabilities	35,168	44,605
Deferred revenue	31,549	27,177
Total current liabilities	108,611	122,283
LONG-TERM DEBT	76,190	115,729
OPERATING LEASE LIABILITIES	28,847	—
OTHER LONG-TERM LIABILITIES	3,352	11,834
Total liabilities	217,000	249,846
COMMITMENTS AND CONTINGENCIES (Note 11)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Convertible preferred stock (Series Seed, A, B, C, and C-1) $0.0001 par value with aggregate liquidation preference of $0 and $62,800; 0 and 8,010,560 shares authorized; 0 and 7,752,515 shares issued and outstanding at March 31, 2022 and 2021, respectively.	—	59,987
Total redeemable convertible preferred stock	—	59,987
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 175,290,143 shares issued and outstanding as of March 31, 2022 and 148,622,942 shares authorized; 48,071,777 shares issued and outstanding as of March 31, 2021.	1	—
Additional paid-in capital	465,313	20,984
Accumulated deficit	(248,253)	(179,954)
Total stockholders’ equity (deficit)	217,061	(158,970)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$434,061	$150,863
See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2022	2021	2020
REVENUE	$507,406	$378,604	$224,335
COST OF REVENUE	225,300	152,664	88,921
Gross profit	282,106	225,940	135,414
OPERATING EXPENSES:
General and administrative	301,870	179,510	115,893
Advertising and marketing	74,417	67,029	46,147
Total operating expenses	376,287	246,539	162,040
LOSS FROM OPERATIONS	(94,181)	(20,599)	(26,626)
INTEREST EXPENSE	(5,464)	(10,923)	(5,421)
OTHER INCOME (EXPENSE)—NET	31,346	131	679
NET LOSS BEFORE INCOME TAXES	(68,299)	(31,391)	(31,368)
PROVISION FOR INCOME TAXES	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(68,299)	$(31,391)	$(31,368)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.44)	$(0.68)	$(0.70)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	156,201,601	46,297,847	45,110,365

See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE — April 1, 2019	7,752,515	$59,897	5,124,896	$—	259,953	$(4,755)	$15,837	$(117,074)	$(105,992)
Retroactive application of recapitalization			39,679,041	—	(259,953)	4,755	(4,755)	—	—
BALANCE-April 1, 2019, effect of recapitalization	7,752,515	59,897	44,803,937	—	—	—	11,082	(117,074)	(105,992)
Net loss	—	—		—	—	—	—	(31,368)	(31,368)
Cumulative impact from the adoption of ASU No. 2014-09	—	—		—	—	—	—	(121)	(121)
Issuance for stock options exercised	—	—	430,125	—	—	—	277	—	277
Vesting of restricted stock units	—	—	197,722	—	—	—	271	—	271
Stock-based compensation		—		—	—	—	1,546	—	1,546
Balance-April 1, 2020	7,752,515	$59,987	45,431,784	$—	—	$—	$13,176	$(148,563)	$(135,387)
Net loss	—	—		—	—	—	—	(31,391)	(31,391)
Issuance for stock options exercised	—	—	2,337,538	—	—	—	1,215	—	1,215
Restricted Share Vesting	—	—	306,084	—	—	—	1,098	—	1,098
Stock-based compensation expense	—	—		—	—	—	5,424	—	5,424
Modification of a Warrant	—	—		—	—	—	80	—	80
Repurchase of Common Stock	—	—	(3,629)	—	—	—	(9)	—	(9)
Balance - April 1, 2021	7,752,515	$59,987	48,071,777	$—	—	$—	$20,984	$(179,954)	$(158,970)
Net loss	—	—	—	—	—	—	—	(68,299)	(68,299)
Issuance for stock options exercised	—	—	7,322,814	—	—	—	3,300	—	3,300
Issuance for warrants exercised	—	—	1,931,621	—	—	—	1,019	—	1,019
Restricted shares vesting	—	—	7,307	—	—	—	—	—	—
Restricted shares held for taxes	—	—	(20,546)	—	—	—	(222)	—	(222)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	17,861	—	17,861
Conversion of Preferred Stock	(7,752,515)	(59,987)	7,752,515	—	—	—	59,987	—	59,987
Conversion of Convertible Notes	—	—	1,135,713	—	—	—	12,128	—	12,128
PIPE Issuance	—	—	20,000,000	—	—	—	200,000	—	200,000
Net equity infusion from the Merger	—	—	89,088,942	1	—	—	150,256	—	150,257
Balance - March 31, 2022	—	$—	175,290,143	$1	—	$—	$465,313	$(248,253)	$217,061
See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended
	March 31,	March 31,	March 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,299)	$(31,391)	$(31,368)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	4,403	2,405	1,397
Amortization of deferred financing fees and debt discount	829	3,508	1,324
Bad debt expense	307	52	56
Stock-based compensation expense	17,861	6,522	1,817
Loss on extinguishment of debt	2,024	—	—
Increase inventory reserves	7,223	—	—
Loss on exercise of equity classified warrants	101	—	—
Change in fair value of warrant liabilities and derivatives	(33,196)	931	96
Paid in kind interest on convertible notes	4,171	—	—
Amortization of right-of use-assets	3,836	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,115)	(5,049)	(2,433)
Inventory	(82,884)	(37,758)	(12,979)
Prepaid expenses and other current assets	(1,055)	(2,173)	(969)
Other assets	(314)	(402)	—
Accounts payable and accrued expenses	(13,503)	16,543	11,937
Deferred revenue	4,372	13,894	1,072
Operating lease liabilities	(4,541)	—	—
Other liabilities	(12,558)	13,300	10,384
Net cash used in operating activities	(172,338)	(19,618)	(19,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,172)	(4,825)	(4,677)
Net cash used in investing activities	(21,172)	(4,825)	(4,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of finance fees	(642)	(734)	(30)
Payments of transaction costs	(25,244)	(1,297)	—
Payment of deferred underwriting fees	(8,902)	—	—
Payment of restricted stock units held for taxes	(222)	—	—
Payment of finance lease obligations	(588)	(334)	—
Proceeds from equity infusion from the Merger, net of redemptions	227,092	—	—
Proceeds from PIPE issuance	200,000	—	—
Proceeds from the exercise of stock options	3,300	1,215	277
Proceeds from the exercise of warrants	121	—	—
Proceeds from convertible notes	—	75,750	5,367
Proceeds from debt	—	5,157	17,564
Payments to repurchase common stock	—	(9)	—
Payments of long-term debt	(39,457)	(25,250)	(500)
Net cash provided by financing activities	355,458	54,498	22,678

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	161,948	30,055	(1,665)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	39,731	9,676	11,341
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$201,679	$39,731	$9,676

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	199,397	38,278	9,676
Restricted cash—Prepaid expenses and other current assets	2,282	1,453	—
Total cash, cash equivalents and restricted cash	$201,679	$39,731	$9,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$339	$1,764	$204
Cash paid for interest	$852	$5,170	$3,026
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$59,987	$—	$—
Issuance of common stock related to convertible notes	$13,367	$—	$—
Capital contribution related to extinguishment of debt	$536	$—	$—
Issuance of common stock related to cashless exercise of liability classified warrants	$595	$—	$—
Non-cash deferred issuance costs	$—	$3,000	$—
Non-cash deferred transaction costs	$—	$2,439	$—
Non-cash capital lease obligations	$—	$2,867	$—
Issuance of derivatives with debt	$—	$1,153	$2,692
Issuance of convertible promissory notes	$—	$800	$—
Modification of warrant	$—	$80	$—
See notes to the consolidated financial statements.

BARK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Merger was accounted for as a reverse recapitalization with Legacy BARK as the accounting acquirer and Northern Star as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the audited consolidated financial statements represents the accounts of Legacy BARK and its wholly owned subsidiaries.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) as determined by the Financial Accounting Standards Board (“FASB”).
Use of Estimates—The preparation of the consolidated financial statements in conformity with US GAAP and regulations of the U.S. Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period covered by the financial statements and accompanying notes. The most significant estimates relate to determination of fair value of the Company’s allowance for uncollectible accounts receivable, allowance for inventory obsolescence, stock-based compensation and the valuation of embedded derivatives. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and records adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Impact of the COVID-19 Pandemic—The Company is closely monitoring the impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19 on the U.S. and global economies and on the Company’s operating results, financial condition and cash flows. The estimates of the impact COVID-19 may have on the Company’s business may change based on new information that may emerge concerning COVID-19, the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. The Company has not incurred any significant impairment losses in the carrying values of its assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that could require the Company to revise the estimates reflected in its consolidated financial statements.
Liquidity and Capital Resources— Since inception, the Company has funded its operations primarily with cash flows from operations and issuances of preferred stock and convertible notes. On June 1, 2021, the Company completed the Business Combination, and as a result it received gross proceeds of approximately $427.1 million. The Company recognized net loss of $68.3 million, $31.4 million, and $31.4 million for the years ended March 31, 2022, 2021 and 2020, respectively. We expect that the Company’s cash resources will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements through the date which is twelve months from the date of filing this annual report.
As of March 31, 2022, the Company had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
Segments—The Company has determined that its chief executive officer is the chief operating decision maker (“CODM”). The Company operates and manages the business as two reporting segments: Direct to Consumer and Commerce. See Note 15 for further details.
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At March 31, 2022 and 2021, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate fair value based on consideration of current borrowing rates available to the Company.
Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Public warrant liability(1)	$5,516	$—	$—	$5,516
Private warrant liability(1)	$—	$2,963	$—	$2,963
	$5,516	$2,963	$—	$8,479

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Preferred stock warrant liabilities(1)	$—	$—	$133	$133
Derivative liabilities(2)	—	—	$4,883	$4,883
	$—	$—	$5,016	$5,016
______________
(1)Included in accrued and other current liabilities.
(2)Included in other long-term liabilities.
A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis from March 31, 2021 through March 31, 2022 is as follows:

Balance at March 31, 2021	$5,016
Change in fair value of preferred stock warrants	664
Settlement of derivative liability due to 2019 & 2020 Notes conversion	(4,883)
Settlement of warrant liability upon exercise of warrant	(797)
Balance at March 31, 2022	$—
The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit issued during the Company’s initial public offering on November 10, 2020 (the “IPO”), and warrants sold in a private placement to Northern Star’s sponsor (the “Private Warrants”).
The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the warrants have been recorded as current liabilities on the balance sheet at fair value upon issuance, with subsequent changes in their respective fair values recognized in other income, net on the consolidated statements of operations and comprehensive income (loss) at each reporting date. See further disclosure on the change in fair value of Public and Private Warrant liabilities within Note 13, “Other Income - Net.”
Cash and Cash Equivalents—Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months or less. As of March 31, 2022 and 2021, cash consists primarily of checking and operating accounts.

Restricted Cash—The Company has restricted cash with its primary bank related lease security deposits. As of March 31, 2022, 2021 and 2020, the Company has classified $2.3 million and $1.5 million and $0, respectively within prepaid expenses and other current assets, as restricted cash.
Accounts Receivable—Net—Accounts receivable are stated at net realizable value. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers. As of March 31, 2022 and 2021, the Company had an allowance for doubtful accounts of approximately $0.3 million and less than $0.1 million, respectively.
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
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the fiscal years ended March 31, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 59% and three customers that accounted for 84% of gross accounts receivable as of March 31, 2022 and 2021, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 11.7% and 11.8% of total revenue for the fiscal years ended March 31, 2022 and 2021, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During each of the fiscal years ended March 31, 2022 and 2021, the Company had two suppliers that accounted for 27% of total finished goods purchased and two suppliers that accounted for 30% of total finished goods purchased, respectively. The Company had two suppliers that accounted for 26% of the accounts payable balance and two suppliers that accounted for 44% of the accounts payable balance as of March 31, 2022 and 2021, respectively.
Property and Equipment—Net—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation, and amortization is provided for using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciation, and amortization expense includes the amortization of finance lease assets. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The estimated useful lives for significant property and equipment categories are as follows:

Asset Class	Useful Life
Computer equipment, software, and domain names	3 years
Warehouse machinery and equipment	5 years
Furniture and fixtures	5 years
Leased equipment and leasehold improvements	Shorter of remaining lease term or estimated useful life
Long-Lived Assets and Intangible Assets—Net—The Company capitalizes qualifying internally-developed software development costs incurred during the application development stage, as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. Costs related to maintenance of internal-use software are expensed in the period incurred. Capitalized costs are amortized over the project’s estimated useful life of three years. Software development costs consist primarily of salary and benefits for the Company’s development staff and third-party contractors’ fees. Capitalized software development costs are included in intangible assets on the consolidated balance sheets and amortized to depreciation expense included in general and administrative expenses on the consolidated statement of operations and comprehensive loss for the fiscal years ended March 31, 2022, 2021, and 2020.
The Company assesses long-lived assets for impairment in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. The Company estimates fair value based on the best information available, making necessary estimates, judgments and projections. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. There were no impairments of long-lived assets for the fiscal years ended March 31, 2022, 2021, and 2020.
Leases—The Company determine if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets also include any lease payments made. Operating lease ROU assets are presented separately in current and non-current assets and finance lease ROU assets are included in property and equipment, net on the Company’s consolidated balance sheets. As the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate the Company would incur on its future lease payments over a similar term based on the information available at commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of March 31, 2022 and 2021, the Company did not include any options to extend leases in its lease terms as it was not reasonably certain to exercise them. The Company’s lease agreements do not contain residual value guarantees or covenants.
The Company utilizes certain practical expedients and policy elections available under the lease accounting standard. Leases with a term of one year or less are not recognized on its consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company has elected to include non-lease components with lease components for contracts containing real estate leases for the purpose of calculating lease ROU assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. The Company’s real estate operating leases typically include non-lease components such as common-area maintenance costs.
Income Taxes—The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss carryforwards and temporary differences between financial statement bases of existing assets and liabilities and their respective income tax bases.
Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in the income tax rates on deferred tax asset and liability balances is recognized in income in the period that includes the enactment date of such rate change. A valuation allowance is recorded for loss carryforwards and other deferred tax assets when it is determined that it is more likely than not that such loss carryforwards and deferred tax assets will not be realized. The Company recognizes the tax benefits on any uncertain tax positions taken or expected to be taken in the consolidated financial statements when it is more likely than not the position will be realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes estimated interest and penalties related to uncertain tax positions as a part of the provision for income taxes.
Deferred Financing Costs—Deferred financing fees relate to the external costs incurred to obtain financing for the Company. Deferred financing fees are amortized over the respective term of the financing using the effective interest method. Deferred financing fees are presented on the consolidated balance sheets as a reduction to long-term debt.
Derivative Assets and Liabilities—The Company’s convertible note agreement contains features determined to be embedded derivatives from its host. Embedded derivatives are separated from the host contract and carried at fair value when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate, standalone instrument with the same terms would qualify as a derivative instrument. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized on the statement of operations and comprehensive loss.
Revenue Recognition—The Company recognizes revenue upon the transfer of control of its products and services to its customers. The recognition of revenue is determined through application of the following five-step model:
•Identification of the contract(s) with customers;
•Identification of the performance obligation(s) in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligation(s) in the contract; and
•Recognition of revenue when or as the performance obligation(s) are satisfied.
The Company generates revenue through Direct to Consumer channels, which includes the sale of subscription products, sale of BARK Bright products, sale of BARK Food products, and sale of BarkShop products. See below for additional information on each offering.
Toys and Treats Subscriptions—The Company’s principal revenue generating products are a tailored assortment of premium and highly durable toys and treats sold in boxes through BarkBox and Super Chewer monthly subscriptions. Subscription plans are offered as monthly, three month, six month or annual commitments. BarkBox and Super Chewer subscription rates vary based on the type of subscription plan selected by the customer, with Super Chewer’s price point being slightly higher based on additional costs of the more durable product, but resulting in similar gross margins. Each delivered box represents a single performance obligation and the Company bears the risk of loss if a shipment is not received or is damaged. Subscription revenue is recognized at a point in time as control is transferred to the customer upon delivery of each monthly box. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products, which includes an estimate of future returns and chargebacks based on historical rates. The transaction price is inclusive of fixed discounts which represent a reduction to revenue for each performance obligation. There is judgement in utilizing historical trends for estimating future returns. As of March 31, 2022 and 2021, the refund liability related to revenue for subscriptions was $0.9 million and $1.2 million, respectively, and is recorded within accrued and other current liabilities on the consolidated balance sheets.
On a monthly basis, subscription customers have the option to purchase additional toys, treats, or other products to add to their respective subscription boxes. Each add on product represents a single performance obligation and therefore revenue is recognized at a point in time as control is transferred to the customer upon delivery of goods to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products.
BARK Bright—The initial product in this product line is a proprietary enzymatic dental solution combined with a treat for dogs to prevent and combat oral health issues, sold through monthly subscriptions. Each delivered box represents a single performance obligation and therefore subscription revenue is recognized at a point in time as control is transferred to the customer upon delivery of each monthly box. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products.
BARK Food—This product line consists of personalized meals for dogs sold at a meal per day price. Subscription revenue is recognized at a point in time, as control is transferred to the customer upon delivery.
BarkShop—The Company sells individual toys and treats through the Company’s website, BarkShop. Revenue relating to the sale of goods on BarkShop is recognized at a point in time upon delivery of goods to the customer. Each delivery represents a single performance obligation and the Company bears the risk of loss if a shipment is not received or is damaged. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products. Customers have the right to return products for thirty days subsequent to delivery.
The Company also generates revenue from product sales through retail commerce channels. See below for additional information on each offering.
Retail—The Company sells toys and treats through major retailers. Revenue is recognized at a point in time, as control is transferred upon delivery of goods to the retailers. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products.
Retail sales are generally recognized upon delivery with adjustments to net sales for customer payment discounts, sales returns, and estimated chargebacks allowances. Similar to Toys and Treats subscriptions, the customer payment discounts, sales returns and chargebacks are considered to be contingent and represents a component of variable consideration. The estimated consideration reflects potential sales returns and chargebacks as a reduction in the transaction price. The Company has determined that the expected value method will provide the best predictor for a refund liability associated with sales returns and chargebacks. The estimate is recorded in total for sales transactions recorded in each period and, in effect, represents a reduction in the transaction price at the time of sale. As of March 31, 2022 and 2021, the refund liability related to retail revenue was $0.4 million and $0.1 million, respectively, recorded within accrued and other current liabilities on the consolidated balance sheet.
Online Marketplaces—Online marketplaces revenue consists of sales of toys, BARK Bright health and wellness solutions and BARK Home products sold through major online marketplaces. BARK Home consists of an assortment of proprietary essential products for daily life, including dog beds, bowls, collars, harnesses and leashes. Online marketplaces revenue is recognized at a point in time, as control is transferred, upon delivery of goods to the end customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products.
The Company evaluated principal versus agent considerations to determine whether it is appropriate to record seller fees paid to the marketplaces as an expense or as a reduction of revenue. Seller fees charged by third-party marketplaces are recorded as general and administrative expense and are not recorded as a reduction of revenue as the Company owns and controls all the goods before they are transferred to the end customer. The Company can, at any time, direct the marketplaces and similarly with other third-party logistics providers (“Logistics Providers”), to return the Company’s inventory to any location specified by the Company. Any returns made by customers directly to Logistics Providers are the responsibility of the Company to make customers whole and the Company retains the inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes the prices of its products, can determine who fulfills the goods to the customer (third-party online marketplaces or the Company) and can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in these arrangements.

The Company earned revenue from the sale of Toys and Treats subscriptions, and the sale of goods through the Company’s BarkShop website. Deferred revenue represented payment for subscription boxes that the Company was contractually obligated to deliver in future periods. Subscription revenue was recognized as each monthly box was delivered to the customer. Revenue was recognized net of cash discounts given to the customer and net of estimated sales returns and chargebacks. Revenue relating to the sale of goods was recognized upon delivery of goods to the customer, as the risk of loss on these sales transfers to the customer upon delivery.
Shipping and Handling—The Company includes costs associated with the outbound shipping and handling of its products as a component of general and administrative expenses in the consolidated statements of operations and comprehensive loss. Shipping and handling fees billed to the customers are recorded as revenue.
Sales Tax—As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted to the appropriate governmental tax authority on behalf of the customer. Sales tax collected from customers is not considered revenue and is included in accrued and other current liabilities until remitted. Total sales tax accrued was $9.2 million and $24.2 million, as of March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, $3.1 million and $14.5 million of the sales tax accrued had been collected but not remitted, respectively.
On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc. that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have positioned themselves to require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state and accordingly, the Company recorded a liability in those periods in which it created economic nexus based on each state’s requirements. Total sales tax expense recorded related to economic nexus was $0.6 million, $1.2 million and $5.0 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively.
Inventories—Consist principally of finished goods, and represent products available for sale and are accounted for using the first-in, first-out (“FIFO”) method and valued at the lower of cost or net realizable value. Inventory costs consist of product and inbound shipping and handling costs. The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions. Inventory valuation requires the Company to make judgments, based on information available at each reporting period. Inventory valuation losses are recorded as cost of revenues.
The Company reviews current business trends and forecasts, and inventory aging to determine adjustments which it estimates will be needed to liquidate existing excess inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market, as applicable. The Company believes that all inventory write-downs required at March 31, 2022, have been recorded. The Company’s historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of the current conflict in Ukraine and its broader macroeconomic implications or the COVID-19 pandemic and the supply chain and logistics disruptions globally, it is possible that the required level of inventory reserves would need to be adjusted.
As of March 31, 2022 and 2021, the Company has recorded reserves to reflect inventories at their estimated net realizable value. The reserve balance as of March 31, 2022 and 2021 was $8.8 million and $1.6 million, respectively.
Cost of Revenues—Cost of revenues includes the purchase price of inventory sold, inbound freight costs associated with inventory, shipping supply costs, and inventory shrinkage costs.
General and Administrative—General and administrative expenses include compensation and benefits costs, including stock-based compensation expense, facility costs, insurance, professional service fees, donations of goods in kind and other general overhead costs including depreciation and amortization and account management support teams, as well as commissions. General and administrative expense also includes processing fees charged by third parties that provide payment processing services for credit cards. For the fiscal years ended March 31, 2022, 2021 and 2020 the Company recorded payment processing fees of $10.8 million, $8.4 million and $5.7 million, respectively, within general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Fulfillment Cost—Fulfillment costs represent those costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to receiving, inspecting, picking, packaging and preparing customer orders for shipment, outbound freight costs associated with shipping orders to customers, and responding to inquiries from customers. For the fiscal years ended March 31, 2022, 2021 and 2020, the Company recorded fulfillment costs of $150.5 million, $94.9 million, and $53.4 million, respectively, which are included within general and administrative expenses in the consolidated statements of operation and comprehensive loss.
Advertising Costs—Costs associated with the Company’s advertising and sales promotions are expensed as incurred and are included in advertising and marketing expense in the consolidated statements of operations and comprehensive loss. During the years ended March 31, 2022, 2021, and 2020, the Company expensed $63.7 million, $60.1 million and $39.7 million, respectively, for advertising costs, which is comprised of print and internet advertising, promotional items, and agency fees.
Stock-Based Compensation—The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. For stock options with performance conditions, the Company records compensation expense when it is deemed probable that the performance condition will be met. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock awards.
The Company estimates expected forfeitures of stock-based awards at the grant date and recognizes compensation cost only for those awards expected to vest. The Company estimates future forfeitures at the date of grant based on historical experience and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
For stock-based awards issued to nonemployees, including consultants, the Company records expense related to stock options based on the fair value of the options calculated using the Black-Scholes option-pricing model over the service performance period. The fair value of options granted to nonemployees is remeasured over the vesting period and recognized as an expense over the period the services are rendered.
The Company calculates the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:
Expected Volatility—The Company estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life.
Expected Term—The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the simplified method to compute the expected term, which the Company believes is representative of future behavior. The Company will continue to evaluate the appropriateness of utilizing such method.
Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term at the grant date.
Dividend Yield—The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
Common Stock Valuations— Since the closing of the Merger, the fair value of the common stock was determined using the Company’s closing stock price as reported on the New York Stock Exchange. Prior to the Closing of the Merger the Company had historically granted stock options at exercise prices equal to the fair value as determined by the Board of Directors (the “Board”) on the date of grant. In the absence of a public trading market, the Board, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the Company’s common stock as of the date of each stock option grant.
In addition, the Board considered the independent valuations completed by a third-party valuation consultant. The valuations of the Company’s common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Net Loss Per Share—Basic net loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted loss per share calculation, stock options, redeemable convertible preferred stock and warrants are considered to be potentially dilutive securities, but were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive and therefore, basic and diluted loss per share were the same for all periods presented.
Related Party Transactions—Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. As of March 31, 2022 there were no material related party arrangements. The only material related party arrangement as of March 31, 2021 was the outstanding convertible notes issued to certain employees, founders, and existing investors on March 31, 2020.
Recent Accounting Pronouncements Adopted
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. The Company adopted this ASU in its fourth quarter of the fiscal year ended March 31, 2022, the effects of which were recognized effective April 1, 2021, using a modified retrospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which introduced and codified new lease accounting guidance under ASC 842. This standard requires lessees to record a lease liability, initially measured at the present value of future lease payments, and a right-of-use asset, associated with operating leases, on its balance sheet. The standard also requires a single lease expense to be recognized within the statement of operations on a straight-line basis over the lease term. The Company adopted this ASU in its fourth quarter of the fiscal year ended March 31, 2022, the effects of which were recognized effective April 1, 2021. The adoption of the ASU resulted in the Company recording lease liabilities for $36.4 million and right-of-use assets for $32.1 million associated with its operating leases and finance leases on its consolidated balance sheet as of March 31, 2022, and did not have a significant effect on the consolidated statement of operations and comprehensive loss or consolidated statement of cash flows. The adoption resulted also in no cumulative adjustment to retained earnings. The Company utilized the modified retrospective transition approach, whereby all prior periods continue to be reported and disclosed under previous lease accounting guidance, ASC Topic 840, Leases. Current periods beginning on or after April 1, 2022 are presented under ASC Topic 842, Leases. See Note 10 for further details.
The Company elected to use the package of practical expedients permitted under the transition guidance. The Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. Additionally, the Company elected to not record on the balance sheet leases with a term of twelve months or less.
Recent Accounting Pronouncements Issued but Not Yet Adopted
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
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by removing major separation models required under current guidance. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements and related disclosures. The Company does not expect the adoption of ASU 2020-06 to have a material impact on the Company’s consolidated financial statements.
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
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP primarily due to the fact that Legacy BARK stockholders continue to control the Company post the closing of the Merger. Under this method of accounting, Northern Star is treated as the “acquired” company for accounting purposes and the Merger is treated as the equivalent of Legacy BARK issuing stock for the net assets of Northern Star, accompanied by a recapitalization. The net assets of Northern Star are stated at historical cost, with no goodwill or other intangible assets recorded. Reported shares and earnings per share available to holders of the Company’s common stock and equity awards prior to the Business Combination have been retroactively restated reflecting the exchange ratio established pursuant to the Business Combination Agreement (1:8.7425). Treasury stock has also been retrospectively restated to reflect the cancellation and extinguishment of the shares pursuant to the Merger Agreement.
Pursuant to the Merger, on the Closing Date, each stockholder of Legacy BARK’s common and preferred stock, (including stockholders issued common stock as a result of the conversion of Legacy BARK’s outstanding convertible promissory notes issued in 2019 and 2020 (other than the 2025 Convertible Notes - see Note 7, “Debt”)) received 8.7425 shares of the Company’s common stock, par value $0.0001 per share, per share of Legacy BARK’s common stock and preferred stock, respectively, owned by such Legacy BARK stockholder that was outstanding immediately prior to the Closing Date.
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

Additionally, at the Closing:
•the conversion obligations with respect to Legacy BARK’s 5.50% convertible senior secured notes due 2025 (the “2025 Convertible Notes”) were assumed by the Company and the 2025 Convertible Notes became convertible at the election of the holders into shares of the Company's common stock. As of the Closing, the 2025 Convertible Notes were convertible at the election of the holder into an aggregate of 7,713,121 shares of the Company's common stock based on the then outstanding principal and accrued interest. The 2025 Convertible Notes are still outstanding as of March 31, 2022;
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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the fiscal years ended March 31, 2022, 2021, and 2020 were as follows (in thousands):

	Fiscal Year Ended
	March 31,
	2022	2021	2020
Revenue
Direct to Consumer:
Toys and treats subscription	$435,389	$325,992	$199,744
Other	12,685	7,978	4,407
Total Direct to Consumer	$448,074	$333,970	$204,151
Commerce	59,332	44,634	20,184
Revenue	$507,406	$378,604	$224,335
Contract Liability
The Company’s contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.
Deferred revenue was $31.5 million and $27.2 million as of March 31, 2022 and 2021, respectively. During the fiscal year ended March 31, 2022, the Company recognized $26.3 million of revenue included in deferred revenue as of March 31, 2021.

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
5.     PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment consisted of the following as of March 31, 2022 and 2021:

	March 31,
	2022	2021
Computer equipment, software, and domain names	$4,822	$3,423
Warehouse machinery and equipment	13,309	3,292
Furniture and fixtures	1,195	992
Leasehold improvements	12,039	6,338
Construction in process	3,596	3,392
Total property and equipment	34,961	17,437
Less: accumulated depreciation	(6,833)	(3,972)
Property and equipment—net	$28,128	$13,465

Intangible assets consisted of the following as of March 31, 2022 and 2021:

	March 31,
	2022	2021
Internally developed software	$6,268	$3,038
Less: accumulated amortization	$(2,431)	$(968)
Intangible assets—net	$3,837	$2,070
Total depreciation expense for property and equipment during the fiscal years ended March 31, 2022 and 2021 was $2.9 million and $1.7 million, respectively. Total amortization expense for internally developed software during the fiscal years ended March 31, 2022 and 2021 was $1.5 million and $0.7 million, respectively. Amortization expense related to finance leases amounted to $0.6 million and $0.2 million for fiscal years ended March 31, 2022 and 2021. Depreciation and amortization expense is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
As of March 31, 2022 and 2021, equipment that was leased under finance leases and included in property and equipment, net in the consolidated balance sheets was $2.5 million and $3.0 million, respectively.

6.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following as of March 31, 2022 and 2021:

	March 31,
	2022	2021
Warrant liability	$8,479	$133
Sales tax payable	9,163	24,164
Accrued compensation costs	3,421	3,287
Refund liability	1,275	1,292
Accrued licensing fees	190	209
Accrued deferred financing fees	3,000	3,000
Accrued professional and legal fees	1,246	2,484
Accrued marketing costs	464	4,199
Other accrued expenses	7,930	5,837
Accrued and other current liabilities	$35,168	$44,605

7.    DEBT
As of March 31, 2022 and 2021, long-term debt consisted of the following:

	March 31,
	2022	2021
2025 Convertible Notes	$79,171	$75,000
Western Alliance revolving line of credit & term loan	—	34,300
Convertible promissory notes	—	7,167
PPP loan	—	5,157
	79,171	121,624
Less: deferred financing fees and debt discount	(2,981)	(5,895)
Total long-term debt	$76,190	$115,729

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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change in control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of March 31, 2022. Therefore, the Company did not record a derivative liability related to these features at March 31, 2022. The Company will continue to assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of March 31, 2022 and 2021, the Company had $79.2 million and $75.0 million of outstanding borrowings under the 2025 Convertible Notes agreement respectively.
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
On May 27, 2022, the Company and Western Alliance entered into the twelfth loan and security modification agreement, which extended the Credit Facility maturity date to June 30, 2022.

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
As of March 31, 2021, the Company had $34.3 million of outstanding borrowings under the Credit Facility. On June 15, 2021, in connection with the Merger, the Company repaid the outstanding balance on the Credit Facility, and as of March 31, 2022 there are no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million remains available to be borrowed by the Company if or when needed through the termination date of the agreement of May 31, 2022.
Under the terms of this Credit Facility, the Company is required to comply with certain financial and nonfinancial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western Alliance Agreement. As of March 31, 2022 and 2021, the Company was compliant with its financial covenants.
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
On June 1, 2021, in connection with the closing of the Merger, the outstanding principal and interest of the 2019 Notes and 2020 Notes were converted to 1,135,713 common shares of the Company, with a fair value of $12.8 million. The conversion of the notes resulted in a loss on extinguishment of $2.0 million recorded to other expense included in other income, net on the consolidated statement of operations and comprehensive loss, as well as a capital contribution of $0.5 million recorded to additional paid-in-capital on the consolidated balance sheet for the portion of the loss associated with the 2020 Notes which were with related parties.
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

8.    REDEEMABLE CONVERTIBLE PREFERRED STOCK
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
Prior to the completion of the Merger there were no significant changes to the terms of the Redeemable Convertible Preferred Stock. Upon the Closing of the Merger, the Legacy BARK redeemable convertible preferred stock converted into 67,776,888 shares of the Company’s common stock based on the Merger’s exchange ratio of 8.7425. The Company recorded the conversion at the carrying value of the redeemable convertible preferred stock at the time of Closing. There are no shares of redeemable convertible preferred stock authorized or outstanding as of March 31, 2022.

9.    STOCK-BASED COMPENSATION PLANS
Equity Incentive Plans
The Barkbox, Inc. 2011 Stock Incentive Plan (as amended from time to time, the “2011 Plan”) provides for the award of stock options and other equity interests in the Company to directors, officers, employees, advisors or consultants of the Company.
On June 1, 2021, in connection with the Merger, the 2021 Equity Incentive Plan (the “2021 Plan”) became effective and 16,929,505 authorized shares of common stock were reserved for issuance thereunder. In addition, pursuant to the terms of the Merger Agreement, on the Closing Date of the Merger, options to purchase shares of Legacy BARK’s common stock previously issued under the 2011 Plan were converted into options to purchase an aggregate of 29,390,344 shares of BARK common stock. As of March 31, 2022, 15,623,772 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no remaining shares available for grant under the 2011 Plan.
For each fiscal year beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan may be increased by a number, determined and approved by the Company's board of directors (the “Board”) on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. The Board did not approve an increase for fiscal year 2023.
The 2011 and 2021 Plans (together, the “Plans”) are administered by the Company’s Compensation Committee of its Board (the “Compensation Committee”). The exercise prices, vesting and other restrictions are determined by the Board, except that the exercise price per share of a stock option may not be less than 100% of the fair value of the common share on the date of grant. Stock options awarded under the Plans have vesting conditions of 25% on the first anniversary of the date of grant and 75% on a monthly basis at a rate of 1/36th, unless otherwise determined by the Compensation Committee. The Plans provide that the Compensation Committee shall determine the vesting conditions of awards granted under the Plans, and the Compensation Committee has, from time to time, approved vesting schedules for certain awards that deviate from the vesting conditions contained in the previous sentence.
Stock Option Activity
The following is a summary of stock option activity for the fiscal year ended March 31, 2022:

	Number Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	29,454,960	2.08	5.34	$251,553
Granted	1,435,386	7.70
Exercised	(7,322,815)	0.56
Cancelled or forfeited	(4,167,331)	3.22
Expired	(68,564)	0.06
Outstanding as of March 31, 2022	19,331,636	$2.83	7.17	$38,332
Vested and expected to vest as of March 31, 2022	17,759,831	$2.52	7.04	$37,058
Exercisable as of March 31, 2022	13,877,397	$1.71	6.65	$32,724
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those stock options that had exercise prices lower than the fair value of the Company’s common shares.

The weighted-average grant-date fair value of options granted during the years ended March 31, 2022, 2021 and 2020 was $4.10, $3.65 and $0.57 respectively. The total intrinsic value of options exercised during the year ended March 31, 2022, 2021 and 2020 was $44.7 million, $23.6 million and $0.3 million respectively.
As of March 31, 2022, 2021 and 2020, there was $11.4 million, $21.9 million, and $2.40 million of unrecognized stock-based compensation expense related to unvested stock options, respectively. The unrecognized stock-based compensation expense is expected to be recognized over a weighted average remaining vesting period of 2.71, 3.44 and 2.87 years at March 31, 2022, 2021 and 2020, respectively.
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. During the years ended March 31, 2022, 2021, and 2020 the assumptions used in the Black-Scholes option pricing model were as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Expected term (years)	5.24	5.26	5.08
Expected volatility	62.96%	76.48%	45.65%
Risk-free interest rate	1.16%	0.19%	1.71%
Expected dividend yield	—%	—%	—%
Restricted Stock Award (“RSA”) Activity
The Company awarded 35,000, and 22,616 RSAs during the fiscal years ended March 31, 2021 and 2020, respectively. There were no RSAs granted during the fiscal year ended March 31, 2022. The grant date fair value of the RSAs granted during the fiscal years ended March 31, 2021 and 2020 was recognized as compensation expense over the requisite service period. Of the 35,000 shares of restricted stock issued during the year ended March 31, 2021, 25,000 shares vested immediately upon grant and 10,000 shares of restricted stock vested over 12 equal monthly installments. All of the shares of RSAs granted during the year ended March 31, 2020 had immediate vesting upon grant. To determine the fair value of the RSAs granted during the fiscal years ended March 31, 2021, and 2020, the Company’s Board utilized independent valuations and other available information when estimating the value of the stock underlying the granted RSAs. The weighted-average estimated fair value per share of the RSAs granted during the years ended March 31, 2021, and 2020 was $6.33, and $1.36 respectively. The total stock-based compensation expense associated with the grants of RSAs was $0.8 million $1.10 million and $0.3 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively. During the fiscal year ended March 31, 2022 the Company withheld 17,605 RSAs upon vesting in connection with the tax election determined by the award recipient. The RSAs withheld for taxes had a $0.2 million impact to additional paid in capital.
Restricted Stock Unit (“RSU”) Activity
During the fiscal year ended March 31, 2022 the Company awarded 4,224,623 RSUs for the purchase of common stock of which 97,835 RSUs were canceled. The Company did not grant any RSUs during the fiscal year ended March 31, 2021, or 2020. Each RSU granted during the fiscal year ended March 31, 2022 will vest based on continued service which is generally four years. The grant date fair value of the RSUs will be recognized as compensation expense over the requisite service period. The weighted-average fair value of restricted stock granted during the fiscal year ended March 31, 2022 was $5.34. The total stock-based compensation expense associated with the grants of restricted stock was $3.3 million. During the fiscal year ended March 31, 2022 the Company withheld

2,941 RSUs upon vesting in connection with the tax election determined by the award recipient. The RSUs withheld for taxes had a less than $0.1 million impact to additional paid in capital.
Stock-Based Compensation
The following table summarizes the total stock-based compensation expense by function for the fiscal years ended March 31, 2022, 2021, and 2020 which includes expense related to options and restricted stock units (in thousands):

	Fiscal Year ended
	March 31,
	2022	2021	2020
General and administrative	$17,063	$6,298	$1,757
Advertising and marketing	797	224	60
Total stock-based compensation expense	$17,861	$6,522	$1,817
Employee Stock Purchase Plan
In June 2021, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective. The 2021 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 3,385,901 shares of common stock have been reserved for future issuance under the 2021 ESPP. For each fiscal year beginning on April 1, 2021 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 ESPP shall increase by a number, determined and approved by the Board on or before May 1st of such fiscal year, not to exceed the lesser of (i) one percent (1%) of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year or (ii) 1,500,000 shares of common stock. If the Board does not determine to increase the aggregate number of shares of common stock in the 2021 ESPP by May 1st of such fiscal year, such increase shall be zero. The Board did not approve an increase for fiscal year 2023. The first offering period under the 2021 ESPP shall commence on June 10, 2022. As of March 31, 2022, no shares have been issued under the 2021 ESPP.
10.    LEASES
On March 31, 2022, the Company adopted ASC Topic 842, Leases (ASC 842), using the modified retrospective transition method. The Company elected to apply the package of practical expedients provided under the transition guidance withing ASC 842, and accordingly, did not reassess whether any expired or existing contracts are or contain leases, did not reassess lease classification for expired or existing leases, and did not reassess initial indirect costs for any existing leases. The Company adopted this ASU by applying the new guidance to new and existing leases effective April 1, 2021, with no restatement of comparative periods. Upon adoption, the Company recorded an operating lease right-of-use asset and an operating lease liability on the balance sheet as per table below. In addition, assets under equipment leases previously classified as capital leases within Property and Equipment on the Company’s balance sheet were reclassified to finance lease right-of-use assets upon adoption of the guidance. Right-of-use assets and obligations were recognized based on the present value of remaining lease payments over the lease term. As the Company’s operating lease agreements do not provide an implicit rate or a readily determinable incremental borrowing rate, an estimated incremental borrowing rate was used based on the information available at the adoption date in determining the present value of lease payments. Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the Right-of-Use (“ROU”) asset and interest expense for the outstanding lease liabilities using the discounted rate discussed above.Variable lease costs such as common area costs and other operating costs are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The adoption of this new guidance did not have a material net impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.
Operating Leases
The Company has operating leases for its offices and fulfillment centers. Rental expense for operating leases was $5.2 million and $3.3 million for the years ended March 31, 2022 and 2021, respectively. Upon adoption of ASC 842, the Company recognized operating lease right-of-use assets of $29.6 million and operating lease liabilities of $33.9 million.
On March 26, 2021, the Company entered into a lease agreement for its fulfillment center in Columbus, Ohio. In accordance with the ASC 842 guidance, the lease is classified as an operating lease. The average monthly cash payment related to the Company’s Columbus, Ohio operating lease is approximately $36,000 per month, and the lease term will expire on July 31, 2026. In connection with the adoption of ASC 842, the Company recorded a right-of-use asset and lease liability related to this lease of $1.4 million and $1.8 million respectively as of March 31, 2022 based on the present value of payments and incremental borrowing rate of 5.5%.
On October 29, 2021, the Company entered into a lease agreement for a new office space. In accordance with the ASC 842 guidance, the lease is classified as an operating lease. The new lease commences on April 1, 2022 and includes escalating rent payments and a 198 month term. Rent expense will be recorded on a straight-line basis over the lease term. Future minimum lease payments required under the operating lease are approximately $51.7 million. In connection with the lease agreement the Company executed a letter of credit of approximately $1.9 million.
On April 23, 2021, the Company entered into a lease agreement for its fulfillment center in Las Vegas, Nevada. In accordance with the ASC 842 guidance, the lease is classified as an operating lease. The average monthly cash payment related to the Company’s Las Vegas, Nevada operating lease is approximately $205,000 per month, and the lease term will expire on March 31, 2029. In connection with the adoption of ASC 842, the Company recorded a right-of-use asset and lease liability related to this lease of $13.3 million and $14.4 million respectively as of March 31, 2022 based on the present value of payments and incremental borrowing rate of 6.2%.
The following schedule represents the components of the Company’s operating and finance lease assets as of March 31, 2022 (in thousands):

Leases	Classification	March 31, 2022

Assets
Operating	Operating lease right-of-use assets	$29,552
Finance	Property and equipment, net	2,538
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,060
Finance lease liabilities (current)	Accrued and other current liabilities	642
Operating lease liabilities (non-current)	Operating lease liabilities	$28,847
Finance lease liabilities (non-current)	Other long-term liabilities	1,896
The following schedule represents the components of lease expense for the fiscal year ended March 31, 2022 (in thousands):

March 31, 2022

Finance Lease Costs:
Amortization of right-of-use assets	$588
Interest on lease liabilities	313
Operating lease costs	5,554
Sublease income	(357)
Total lease costs	$6,098
As of March 31, 2022, the Company’s maturity of operating lease liabilities in the years ending up March 31. 2027 and thereafter are as follows (in thousands):

	Finance Leases	Operating Leases
2023	$890	$6,963
2024	890	6,725
2025	890	6,263
2026	383	6,437
2027	9	5,284
Thereafter	—	9,260
Total lease payments	3,062	40,931
Less: imputed interest	(524)	(7,024)
Present value of lease liabilities	$2,538	$33,907
Other operating leases information:

Cash paid for amounts included in the measurement of lease liabilities	$4,541
Right-of-use assets obtained in exchange for new lease liabilities	$33,387
Weighted-average remaining term (years)	6.2
Weighted average discount rate	4.6%
Other finance leases information:

Cash paid for amounts included in the measurement of lease liabilities	$588
Right-of-use assets obtained in exchange for new lease liabilities	$3,107
Weighted-average remaining term (years)	3.5
Weighted average discount rate	11.0%

In accordance with ASC 840, the following is a schedule by years of future minimum lease payments required under the operating leases that have initial or noncancelable lease terms in excess of one year as of March 31, 2021.

Fiscal year ending March 31:
2022	$4,113
2023	4,559
2024	4,269
2025	3,798
2026	3,899
Thereafter	6,459
Total minimum lease payments	$27,097
In accordance with ASC 840, rental expense for operating leases was $3.5 million for the fiscal year ended March 31, 2021.
11.    COMMITMENT AND CONTINGENCIES
Lease commitments
The Company entered into various non-cancelable lease agreements related to its corporate offices, warehouses, and certain equipment. For additional information regarding the Company’s lease agreements, see Note 10.
Litigation
The Company is a party to various actions and claims arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows. However, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s consolidated financial condition or results of operations.
12.    INCOME TAXES
A reconciliation of the Company’s effective tax rate to the United States federal income tax rate is as follows:

	March 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.00%	21.00%
Permanent differences	(1.51)	(2.29)	(0.88)
State taxes, net of federal benefits	8.85	3.12	1.73
Change in valuation allowance	(42.85)	(18.26)	(22.79)
Interest expense	(1.33)	—	—
Warrant mark-to-market	10.11	—	—
Stock compensation	5.64	(1.02)	—
Other deferred adjustments	0.09	(2.55)	—
Other	—	—	0.94
Total	—%	—%	—%

The components of the Company’s deferred taxes are as follows (in thousands):

	As of March 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$45,807	$24,960
Charitable contributions	723	155
Interest expense	3,599	3,330
Lease Liabilities	9,259	—
UNICAP	6,340	3,048
Stock compensation	4,280	1,379
Accruals and other	4,497	3,861
Total deferred tax assets	74,505	36,733
Valuation allowance	(65,892)	(36,621)
Net deferred tax assets	8,613	112

Depreciation	(472)	(112)
Lease Right-of-Use Asset	(8,141)	—
Total deferred tax liabilities	(8,613)	(112)
Net deferred tax assets	$—	$—

As of March 31, 2022, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $190.1 million, of which $60.5 million begin to expire in 2031 and $129.7 million can be carried forward indefinitely. The Company also had state NOLs of approximately $110.0 million which begin to expire in 2031.
As of March 31, 2021, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $112.3 million, of which $60.5 million begin to expire in 2031 and $51.9million can be carried forward indefinitely. The Company also had state NOLs of approximately $41.1 million which begin to expire in 2031.
Net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the IRS and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed a formal study through March 31, 2022 to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. As a result of the study, it was determined that BarkBox, Inc. experienced an ownership change on July 8, 2014; however, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. The Company has not completed a formal study related to Northern Star Acquisition Corp. and its separate NOLs from periods prior to the Merger. However, any potential ownership change is not expected to result in any of the NOLs expiring unutilized.
The Company has recorded a valuation allowance against its deferred tax assets in each of the years ended March 31, 2022 and 2021, because the Company’s management believes that it is more likely than not that these assets will not be realized. As a result of generating additional net operating losses, the valuation allowance increased by approximately $29.3 million, from $36.6 million as of March 31, 2021 to $65.9 million as of March 31, 2022.

The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended March 31, 2022, 2021 and 2020 . The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company is subject to U.S. federal income tax and state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for the tax years since 2017; currently, no federal or state income tax returns are under examination by the respective taxing authorities. To the extent the Company has tax attributes carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS and the state tax authorities to the extent utilized in a future period.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide relief as a result of the COVID-19 outbreak. The Company has examined the impact of the CARES Act on the business and none of the provisions have a significant impact on the Company.
13.    OTHER INCOME (LOSS)—NET
Other income—net consisted of the following:

	Fiscal Year Ended March 31
	2022	2021	2020
Other income—net:
Other income	$275	$267	$583
Change in fair value of warrants	33,196	(6)	3
Change in fair value of derivative liability	—	(925)	93
Loss on extinguishment of debt	(2,024)	—	—
Loss on warrant exercise	(101)	—	—
Settlement claim	—	795	0
	$31,346	$131	$679
14.    NET LOSS PER SHARE
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Fiscal Year Ended March 31
	2022	2021	2020
Numerator:
Net loss	$(68,299)	$(31,391)	$(31,368)
Less: Earnings attributable to participating securities	$—	$—	$—
Net loss attributable to common stockholders—basic and diluted	$(68,299)	$(31,391)	$(31,368)
Denominator:
Weighted average common shares outstanding—basic and diluted	156,201,601	46,297,847	45,110,365

Net loss per share attributable to common stockholders - basic and diluted	$(0.44)	$(0.68)	$(0.70)
For the fiscal year ended March 31, 2022, the Company’s potential dilutive securities, which include stock options, RSUs, warrants and convertible notes have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months and fiscal year ended March 31, 2022.
For the fiscal year ended March 31, 2021, the Company’s potential dilutive securities, which include redeemable convertible preferred stock, stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months and fiscal year ended March 31, 2021.
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at March 31, 2022, 2021 and 2020 from the computation of diluted net loss per share attributable to common shareholders for the fiscal years ended March 31, 2022, 2021 and 2020 because including them would have had an anti-dilutive effect.

	As of
	March 31,
	2022	2021	2020
Redeemable convertible preferred stock as converted to common stock	—	29,139,810	29,139,810
Stock options to purchase common stock	19,331,636	29,454,960	21,178,016
Restricted stock units	4,134,053	—	—
Warrants to purchase common stock	13,036,333	2,044,719	2,044,719
Warrants to purchase preferred stock	—	4,572	4,572
2025 convertible notes as converted to common stock	8,062,230	—	—
The Company also had convertible notes outstanding for the fiscal year ended March 31, 2022, which could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the fiscal year ended March 31, 2022, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 7, “Debt,” for additional details.
15.    SEGMENTS
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has two reportable segments: Direct to Consumer and Commerce. The Direct to Consumer segment derives revenue from the sale of BarkBox, Super Chewer, BARK Bright and BARK Food subscriptions, as well as product line sales through the Company’s website, BarkShop. The Commerce segment derives revenue from the sale of toys, treats and BARK Home products through major retailers and online marketplaces. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. There are no internal revenue transactions between the Company’s segments.
The CODM reviews revenue and gross profit for both of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segments.

Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Fiscal Year Ended March 31
	2022	2021	2020
Direct to Consumer:
Revenue	$448,074	$333,970	$204,151
Cost of revenue	187,991	128,044	79,191
Gross profit	260,083	205,926	124,960
Commerce:
Revenue	59,332	44,634	20,184
Cost of revenue	37,309	24,620	9,730
Gross profit	22,023	20,014	10,454
Consolidated:
Revenue	507,406	378,604	224,335
Cost of revenue	225,300	152,664	88,921
Gross profit	$282,106	$225,940	$135,414

16.    401(k)
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Subject to certain Internal Revenue Service (“IRS”) limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company’s Board. Currently, the Company does not provide a 401(k) match.
17.    SUBSEQUENT EVENTS
On May 27, 2022, the company amended the Western Alliance Agreement to extend the Credit Facility maturity date to June 30, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses identified and described below.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our internal control over financial reporting was not effective, due to the material weaknesses identified and described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We identified material weaknesses related to:
a.the insufficient review of account reconciliations for certain account balances;
b.the lack of formalized processes and controls around inventory management;
c.the improper accounting for the review of complex or non-routine transactions; and
d.the lack of effective internal controls around change management and those internal controls that would restrict access to financial systems to appropriate users and ensure that appropriate segregation of duties is maintained. Specifically, certain change management controls were not adhered to, and certain personnel had access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. In addition, certain financial personnel had incompatible duties which allowed for the creation, review and processing of certain financial data without independent review and authorization. This material weakness affects substantially all financial statement accounts.
The effectiveness of our internal control over financial reporting as of March 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Efforts to Address Material Weaknesses
We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting. These remediation efforts are ongoing and include the following measures to address the material weaknesses identified:
i.We are designing and implementing improved processes and controls for requesting, authorizing, and reviewing user access and activity, and changes to key information systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required. This implementation will include the addition of preventive control activities associated with user access and change management within our key applications which impact our financial reporting, as well as certain detective controls which review user access and activity logs.
ii.We have hired external consultants with appropriate internal controls experience to assist us in further analysis of the design and implementation of certain internal controls, including the assessment and mitigation of incompatible duties and roles, to address the identified deficiencies.
iii.We are in the process of improving and updating our inventory management system, process and controls,
iv.We have acquired access to additional technical accounting research tools and we have implemented a more formal process for the identification, analysis, documentation and review of the proper application of US GAAP accounting,
v.We are in the process of formalizing the review and documentation of certain accounting processes, including account reconciliations.
While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. We will not be able to fully remediate these material weaknesses until these controls have been designed, implemented and management has determined through testing, that they have been operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
Except as disclosed above, there were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE
Information About Our Board
The members of our Board take a proactive, focused approach to their positions to ensure that BARK is committed to business success through the maintenance of high standards of responsibility and ethics. The Board meets on a regular basis and additionally as required. Mr. Meeker is the Executive Chair of the Board and Ms. McLaughlin is the Lead Independent director of the Board.
The Board consists of six members and is divided into three classes, Class A, Class B and Class C, with members of each class serving staggered three-year terms.

Class A Directors	Class B Directors	Class C Directors
Term Expiring at the 2022 Annual Meeting	Term Expiring at the 2023 Annual Meeting	Term Expiring at the 2024 Annual Meeting
•Betsy McLaughlin •Jon Ledecky •Henrik Werdelin	•Joanna Coles •Matt Meeker	•David Kamenetzky •Jim McGinty
The Board has three standing committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nomination Committee. The Board has adopted a written charter for each of these committees, which are available on the Company’s investor relations website www.barkbox.co.

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
•Jim McGinty (Chair) •Jon Ledecky •Betsy McLaughlin	•Betsy McLaughlin (Chair) •Jon Ledecky	•Joanna Coles (Chair) •Jim McGinty
Audit Committee
The Audit Committee consists of Jim McGinty, Jon Ledecky and Betsy McLaughlin. Mr. McGinty serves as the chair of the Audit Committee. The Board has determined that Mr. McGinty qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE listing rules. In making this determination, the Board considered Mr. McGinty’s formal education and previous experience in financial roles. Both the Company’s independent registered public accounting firm and its management intend to periodically meet privately with the Audit Committee. In addition, the Board has determined that each of the members of the audit committee satisfies the independence and other requirements of the NYSE and Rule 10A-3 under the Exchange Act, including that each member of the audit committee can read and understand fundamental financial statements in accordance with NYSE audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.
Compensation Committee
The Compensation Committee consists of Betsy McLaughlin and Jon Ledecky. Ms. McLaughlin serves as the chair of the Compensation Committee. The Board has determined that each of the members of the compensation committee satisfies the independence requirements of the NYSE and is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act.

Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee consists of Joanna Coles and Jim McGinty. Ms. Coles serves as the chair of the Corporate Governance and Nominating Committee. The Committee will recommend to the Board candidates for nomination for election at the annual meeting of the stockholders. In general, in identifying and evaluating nominees for director, the Board expects to consider educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our stockholders. The Board will also consider director candidates recommended for nomination by its stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in its charter and bylaws.
Information About Our Directors
Class A Directors
Directors with terms expiring at the 2022 Annual Meeting:

JON LEDECKY Age: 64 Director Since: June 2021 COMMITTEES: •Audit •Compensation
CAREER HIGHLIGHTS
•Co-owner of the National Hockey League’s New York Islanders franchise since 2014
•Alternate Governor on the Board of Governors of the NHL and President of NY Hockey Holdings LLC
•Chairman of Ironbound Partners Fund LLC, a private investment management fund, since 1999

PUBLIC COMPANY BOARDS
•Yacht Finders, Inc. (OTC: YTFD)
•XL Fleet (NYSE: XL)
•KLDiscovery (OTCMKTS: KLDI) (2019-2021)
•Propel Media (OTC: PROM) (2015-2018)
•Appgate Inc. (OTCMKTS: APGT)

PRIVATE COMPANY BOARDS
•Ironbound Partners Fund LLC
KEY QUALIFICATIONS AND EXPERIENCES •Relevant Senior Leadership/Chief Executive Officer •High Level of Financial Experience

BETSY MCLAUGHLIN Age: 61 Director Since: December 2017 Lead Independent Director COMMITTEES: •Audit •Compensation (Chair)	CAREER HIGHLIGHTS •Chief Executive Officer of Hot Topic, Inc. from 2000 to 2011 (NASDAQ: HOTT) •Member of the Board of Advisors and Executive Committee of the UCLA Anderson School for 17 years
PUBLIC COMPANY BOARDS •Hot Topic (NASDAQ:HOTT) (2000-2011) PRIVATE COMPANY BOARDS •5.11 Tactical •Everlane •Lazy Dog Restaurants •Mejuri •Dolls Kill
KEY QUALIFICATIONS AND EXPERIENCES
•Extensive experience across all areas of retail, merchandising, proprietary brands, services, operations and ecommerce
•Relevant Senior Leadership/Chief Executive Officer
•High Level of Financial Experience
•Family includes two dogs, Max and Emma.

HENRIK WERDELIN Age: 46 Director Since: October 2011 COMMITTEES: None
CAREER HIGHLIGHTS
•Co-Founder of BARK (2011)
•Founding partner of Prehype LLC, a venture development firm headquartered in New York, with offices in London and Copenhagen (founded in 2010)
•Author of The Acorn Method: How Companies Get Growing Again (published April 2020)
•Advisor to several early stage startups

PUBLIC COMPANY BOARDS: None PRIVATE COMPANY BOARDS •Bjarke Ingels Group	KEY QUALIFICATIONS AND EXPERIENCES •Extensive experience of BARK’s business •Innovation/technology experience •Adopted Molly. a Labrador Retriever, in 2013

Class B Directors
Directors with terms expiring at the 2023 Annual Meeting:

JOANNA COLES, OBE Age: 59 Director Since: June 2021 COMMITTEES: •Corporate Governance & Nominating Committee (Chair)
CAREER HIGHLIGHTS
•Chief Content Officer of Hearst Magazines from September 2016 to August 2018
•Executive Producer for ABC Freeform’s The Bold Type since 2016
•Special Advisor to Cornell Capital since 2019
•Director, Women Entrepreneurs New York City, a non-profit initiative to expand female entrepreneurship, with a focus on underserved women and communities

PUBLIC COMPANY BOARDS •Snap Inc. (NYSE: SNAP) (Present) •Sonos, Inc. (NASDAQ: SONO) (Present) PRIVATE COMPANY BOARDS •Tech companies Density and Grover	KEY QUALIFICATIONS AND EXPERIENCES •Marketing experience •Innovation/technology experience •Broad international exposure •Adopted Phoebe, a Beagle mix, 12 years ago from a dog shelter in Canaan, CT

MATT MEEKER Age: 48 Director Since: October 2011 Executive Chairman COMMITTEES: None.
CAREER HIGHLIGHTS
•Co-Founder of BARK (2011)
•Chief Executive Officer of BARK from its formation in October 2011 until September 2020 and resuming in January 2022
•Co-founded Meetup, a network of local communities that meet offline about shared interests and passions, and worked there from December 2001 through December 2007.
•Venture Partner at Resolute VC

PUBLIC COMPANY BOARDS: None. PRIVATE COMPANY BOARDS: None.	KEY QUALIFICATIONS AND EXPERIENCES •Extensive experience of BARK’s business •Innovation/technology experience •Inspired to found BARK by his late Great Dane, Hugo

Class C Directors
Directors with terms expiring at the 2024 Annual Meeting:

DAVID KAMENETZKY Age: 52 Director Since: May 2022 COMMITTEES: None.
CAREER HIGHLIGHTS
•CEO of Joh. A. Benckiser (2019-2020)
•Member, Group Executive Committee, Anheuser-Busch InBev (2016-2019)
•Member, Leadership Team, Mars Incorporated (2006-2016)
•Vice President, Goldman Sachs, London and Frankfurt (2000-2006)
•Strategic Advisor to Wildtype Foods

PUBLIC COMPANY BOARDS
•Kühne + Nagel International AG (SIX: KNIN) (Present)
•AB InBev Foundation (NYSE: BUD) (2017-2019)
•DKSH Holdings (KLSE: DKSH) (2014-2019)

PRIVATE COMPANY BOARDS
•Wedgewood Pharmacy (2021-Present)
•JAB Investors (Chairman) (2019-2020)
•Alfred Landecker Foundation (Founding Chairman) (2019-2020)

KEY QUALIFICATIONS AND EXPERIENCES
•High Level of Financial Experience
•Extensive experience in corporate strategy, business development and disruptive food and beverage companies
•Relevant Senior Leadership/Chief Strategy & External Affairs Officer
•Family includes two Labradoodles, Marley and Browny.

JIM MCGINTY Age: 60 Director Since: February 2021 COMMITTEES: •Audit (Chair) •Corporate Governance & Nominating Committee
CAREER HIGHLIGHTS
•Chief Financial Officer of 5.11 Tactical since April 2018
•Chief Financial Officer of Z Gallerie from April 2016 through February 2018
•Chief Financial Officer of Spy Inc. from August 2013 through April 2016

PUBLIC COMPANY BOARDS: None PRIVATE COMPANY BOARDS: None.
KEY QUALIFICATIONS AND EXPERIENCES
•High Level of Financial Experience
•Extensive experience in corporate strategy, business development and transaction experience
•Relevant Senior Leadership/Chief Financial Officer

Director Independence
As a result of our common stock being listed on the NYSE, BARK adheres to the listing rules of the NYSE in affirmatively determining whether a director is independent. Our Board has consulted, and will consult, with counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
The Board has determined that each the directors other than Matt Meeker and Henrik Werdelin qualifies as an independent director, as defined under the listing rules of the NYSE, and that the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and NYSE listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and the NYSE relating to the membership, qualifications, and operations of the audit committee, the compensation committee, and the nominating and corporate governance committee, as discussed below.

Information About Our Executive Officers
The following table sets forth information with respect to our executive officers as of the date of this annual report on Form 10-K:

Name	Age	Position(s)

Matt Meeker	48	Chief Executive Officer

Howard Yeaton	67	Interim Chief Financial Officer

Cindy Gustafson	43	Chief Marketing Officer

Allison Koehler	54	General Counsel and Secretary

Nari Sitaraman	49	Chief Technology Officer

Additional biographical descriptions of the executive officers are set forth in the text below. A description of the business experience of Matt Meeker is provided above under the section “Continuing Directors - Class B Directors”.
Howard Yeaton has served as the Company’s Interim Chief Financial Officer since November 2021. Mr. Yeaton has served as the managing principal of Financial Consulting Strategies, LLC since 2003. From October 2018 to December 2019, Mr. Yeaton served as Chief Executive Officer of Akers Biosciences, Inc. (NASDAQ:AKER) from October 2018 to August 2020, he also served as Interim Chief Financial Officer of Akers Biosciences, Inc. From October 2014 to November 2019, Mr. Yeaton served as Interim Chief Financial Officer of Propel Media, Inc (OTCMKTS: PROM).
Cindy Gustafson has served as the Company’s Chief Marketing Officer since May 2022. Prior to joining BARK, Ms. Gustafson held the title Chief Marketing Office at WW (NASDAQ: WW) from September 2021 to May 2022 and SVP of Global Marketing from July 2018 to October 2021. Prior to that, she served as the Chief Strategy Officer at Mindshare from February 2016 to July 2018.
Allison Koehler has served as the Company’s General Counsel since December 2021. Prior to joining BARK, Ms. Koehler served as Vice President, Deputy General Counsel and Assistant Secretary at The Real Real, Inc. (NASDAQ:REAL) from February 2020 to December 2021. Prior to that, she served as Vice President and Deputy General Counsel at AppLovin Corporation. Ms. Koehler also held various roles at eBay Inc. (NASDAQ:EBAY) for Global M&A, Securities and Corporate Governance from 2013 to 2019, most recently as Associate General Counsel from 2017 to 2019.
Nari Sitaraman has served as the Company’s Chief Technology Officer since July 2021. Prior to joining BARK, Mr. Sitaraman served as the Chief Technology Officer at Crate & Barrel from August 2018 to July 2021. Prior to that, he served as the Chief Technology Officer at The Shade Store from December 2014 to August 2018.
Our Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors
Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our directors, executive officers and employees. The Code of Conduct is available on the investor relations portion of our website at investors.bark.co. Information contained on or accessible through our website is not a part of this annual report on Form 10-K, and the inclusion of our website address in this annual report is an inactive textual reference only. The Corporate Governance and Nominating Committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website or by any other means permitted under applicable SEC rules.
A copy of the Code of Conduct may be requested by email to investors@barkbox.com or by mail at 221 Canal Street, New York, NY 10013.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes our compensation program relating to our named executive officers for the fiscal year ended March 31, 2022. The compensation programs put in place prior to the closing of the Business Combination reflect our startup origins in that they consisted primarily of salary and bonuses, as well as awards of stock options and restricted stock. We expect that our executive compensation programs will evolve to reflect our status as a more mature, publicly-traded company, while still supporting our overall business and compensation objectives.
For our fiscal year ended March 31, 2022, our named executive officers were:
•Matt Meeker, Chief Executive Officer
•Howard Yeaton, Interim Chief Financial Officer
•Allison Koehler, General Counsel
•Rustin Richburg, Chief People Officer
•Nari Sitaraman, Chief Technology Officer
•Mike Novotny, President, Food
When we refer to named executive officers, or NEOs, we are referring to the Company’s NEOs who remained with the Company as of March 31, 2022: Mr. Meeker, Mr. Yeaton, Mr. Sitaraman, Ms. Koehler and Mr. Richburg. Each of Mr. Yeaton, Mr. Sitaraman, Ms. Koehler, and Mr. Richburg commenced employment with us during fiscal year 2022. In addition, Mr. Richburg resigned from Company on May 30, 2022. Mr. Richburg will not receive any severance benefits in connection with his resignation. On October 14, 2021, Mr. Novotny transitioned from Chief Operating Officer to President, Food and ceased serving as an executive officer of the Company as of such date.
Certain executive officers who departed the Company during fiscal year 2022 are also deemed NEOs under SEC executive compensation disclosure rules. For the sake of clarity, we have created a separate section, “Compensation Decisions for Former NEOs” to discuss the compensation decisions made with respect to the former executive officers. This section provides information regarding the compensation decisions related to these former executive officers:
•Manish Joneja, former Chief Executive Officer
•John Toth, former Chief Financial Officer
Elements of our Executive Compensation Program
For fiscal year 2022, the principal elements of the compensation program for NEOs were base salary and incentive compensation delivered in the form of an annual cash incentive opportunity, restricted stock units (“RSUs”) and stock options.
Base Salary
Base salary is set at a level intended to be commensurate with the NEO’s duties and authorities, contributions, and prior experience. The relative levels of base salary for our NEOs are established after considering market-competitive levels, individual performance and, in the case of new hires, the compensation they received at their predecessor companies.
Annual Cash Incentives
The NEO’s annual cash incentive opportunity is set at a level designed to be commensurate with the NEO’s duties and authorities, contributions, prior experience and, in the case of new hires, the compensation they received at their predecessor companies. Annual cash incentive compensation is paid to executives through our annual cash incentive bonus program and is designed to support our pay-for-performance philosophy. This annual cash incentive compensation is designed to motivate and reward executives based on their achievement of performance goals established by the Compensation Committee for the fiscal year.
The Compensation Committee established incentive targets for the annual cash incentive bonus program based on achieving threshold, target, above target and maximum amounts for the Company’s revenue and adjusted EBITDA, each equally weighted in the payout determination. The payout amounts for the various performance levels were set as follows: 31.5% payout for threshold performance, 100% payout for target performance, 125% payout for above target performance and 150% payout for performance at or above the maximum, with payouts determined on an interpolated basis for performance between performance levels. The threshold achievements must be met for any payout under our annual cash incentive program.
Long-term Equity Incentives
We deliver our long-term incentives entirely in the form of equity awards to further align the interests of our NEOs with our stockholders and to further motivate our leadership team on execution of the Company’s long-term performance goals. The grant levels of the long-term incentive awards are also set at a level that is intended to be commensurate with the NEO’s duties and authorities, contributions, prior experience and, in the case of new hires, the compensation they received at their predecessor companies. A significant portion of total compensation for each NEO is provided in the form of stock options and RSUs, each vesting over four years and the value of which fluctuates directly with our stock price performance. Historically, long-term equity incentives were provided in the form of stock options. Following the Business Combination, long-term equity incentive grants to NEOs included both stock options and RSUs. In addition, the Compensation Committee views stock options to be performance-based as the stock option will have no value unless the Company’s stock price appreciates from the date of grant.
In light of the timing of the Business Combination, there were no awards of annual grants of long-term equity incentives in fiscal year 2022, although two of our NEOs received new hire grants in connection with the commencement of their employment with the Company. We began awarding annual grants of long-term equity incentives in fiscal year 2023 in the form of RSUs and stock options.
Other Benefits and Perquisites
We provide benefits to our NEOs on the same basis as provided to all of our employees, including health, dental and vision insurance, pet insurance, life insurance, accidental death and dismemberment insurance, short-and long-term disability insurance, and a tax-qualified Section 401(k) plan. Our perquisites for executives are limited to relocation benefits negotiated on a case-by-case basis.
Compensation Decisions for Fiscal Year 2022
Base Salary
The following table sets forth the base salaries for our NEOs for fiscal year 2022:

Named Executive Officer	Base Salary
Matt Meeker(1)	$375,000
Howard Yeaton(2)	$360,000
Allison Koehler(2)	$320,000
Rustin Richburg(2)	$325,000
Nari Sitaraman(2)	$375,000
Mike Novotny(3)	$300,000

(1)
Mr. Meeker was the Chief Customer Experience Officer until resuming his role as Chief Executive Officer in January 2022. Mr. Meeker’s annual base salary level remained the same as was established for fiscal 2021.

(2)
Mr. Yeaton, Ms. Koehler, Mr. Richburg and Mr. Sitaraman commenced employment with the Company in fiscal 2022 and their base salaries were established based on the competitive market, the Company’s historical compensation practices as well as the compensation received by the NEOs at their predecessor companies.

(3)	Mr. Novotny’s annual base salary level remained the same as was established for fiscal 2021.

Annual Cash Incentives
Under the annual cash incentive, the threshold performance goal for revenue was $515.8 million, while the threshold goal for adjusted EBITDA was negative $30.5 million. For purposes of the annual cash incentive program, adjusted EBITDA is defined as net income (loss), adjusted to exclude: (1) interest expense, (2) depreciation and amortization, (3) stock-based compensation expense, (4) change in fair value of warrants and derivatives, (5) sales and use tax expense, (6) one-time transaction costs associated with the financing and Business Combination, (7) demurrage fees related to freight and (8) other one-time items not viewed as indicative of our day-to-day performance, including loss on extinguishment of debt, executive transition costs, costs related to unrealized business ventures and SOX implementation fees, The Company did not achieve the threshold performance goals for either revenue or adjusted EBITDA for fiscal year 2022.
Based on our performance against the pre-established goals, none of our NEOs received an annual cash incentive for fiscal year 2022. The target opportunities established for Messrs. Meeker, Richburg, Sitaraman and Novotny were established based on the competitive market. As Interim Chief Financial Officer (“CFO”), Mr. Yeaton was not eligible for our annual cash incentive program. Ms. Koehler was not eligible for our annual cash incentive program for fiscal year 2022 as she joined the Company in December 2021.

Named Executive Officer	Target Incentive	Target Incentive Payout
Matt Meeker	35%	$131,250
Howard Yeaton(1)	—	—
Allison Koehler(2)	—	—
Rustin Richburg	35%	$113,750
Nari Sitaraman	35%	$131,250
Mike Novotny	35%	$105,000

(1)	As Interim CFO, Mr. Yeaton was not eligible for our annual cash incentive program.
(2)	Due to her December 2021 hire date, Ms. Koehler was not eligible for our annual cash incentive program for fiscal year 2022.
Other Bonuses
In fiscal year 2022, certain of our NEOs received bonuses as follows:
•Mr. Meeker received a one-time cash bonus equal to $57,692, representing two (2) months of base salary, upon completion of the Business Combination.

•Ms. Koehler received a relocation bonus in the amount of $151,863 and a sign-on bonus in the amount of $85,000, with one-half of the sign-on bonus paid on her employment commencement date and the remaining one-half paid on the six-month anniversary of her employment commencement date.
•Mr. Sitaraman received a relocation bonus in the amount of $76,453, a sign-on bonus in the amount of $100,000 and a retention bonus in the amount of $150,000.
•Mr. Novotny received a one-time cash bonus equal to $46,154, representing two (2) months of base salary, upon completion of the Business Combination.
Long-term Equity Incentives
In light of the timing of the closing of the Business Combination, Mr. Meeker, Mr. Richburg and Mr. Novotny did not receive long-term equity incentives during fiscal 2022. In addition, as Interim CFO, Mr. Yeaton did not receive an equity award from the Company in fiscal 2022. The following table sets forth the grant date fair value of awards of RSUs and stock options, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”), granted as new hire awards to Ms. Koehler and Mr. Sitaraman in fiscal year 2022. The grant levels were determined based on the competitive market and our historical compensation practices.

Named Executive Officer	Stock Options	RSUs
Matt Meeker	—	—
Howard Yeaton	—	—
Allison Koehler	$102,864	$843,751
Rustin Richburg	—	—
Nari Sitaraman	$931,178	$1,250,001
Mike Novotny	—	—
Other Benefits and Perquisites
Messrs. Meeker, Richburg, Sitaraman and Novotny and Ms. Koehler received the standard company benefits. Mr. Yeaton did not receive any company benefits. In addition, Mr. Sitaraman received reimbursements for certain relocation expenses, as reported in the “Fiscal Year 2022 Summary Compensation Table.”
Compensation Decisions for Former NEOs
Mr. Joneja
Mr. Joneja resigned as Chief Executive Officer in January 2022. In connection with Mr. Joneja’s resignation, the Company entered into a release agreement with Mr. Joneja (the “Release Agreement”), effective as of January 10, 2022, providing for a general release of claims against the Company and its officers and directors as well as certain other standard provisions in exchange for payment of severance benefits. In exchange for the Release Agreement and Advisor Agreement described below, Mr. Joneja became entitled to twelve (12) months of salary continuation payments totaling $525,000, continuation of his health insurance benefits for up to twelve (12) months totaling $20,406, a monthly payment of $21,875 for twelve (12) months, which approximates his fiscal year 2022 annual cash incentive target opportunity, totaling $262,500 and a monthly payment for continuation of executive coaching services for up to twelve (12) months totaling $112,800. In addition, Mr. Joneja fully vested in stock options with respect to 1,624,183 shares. The Company also entered into an advisor agreement with Mr. Joneja (the “Advisor Agreement”), effective as of January 10, 2022, pursuant to which Mr. Joneja provided certain ongoing advisory services to the Company until March 31, 2022. In exchange for the services under the Advisor Agreement, Mr. Joneja will have until June 30, 2023 to exercise all of his vested stock options.
For fiscal year 2022, Mr. Joneja’s base salary was established at $525,000 and a target incentive bonus opportunity of $262,500, each of which did not change compared to fiscal year 2021 and he did not receive any equity awards. In addition, Mr. Joneja received a one-time cash bonus of $80,769, which was equal to two (2) months’ salary, upon completion of the Business Combination.
Mr. Toth
Mr. Toth resigned as Chief Financial Officer in November 2022. In connection with Mr. Toth’s resignation, the Company entered into a release agreement with Mr. Toth (the “Release Agreement”), effective as of November 12, 2021, providing for a mutual general release of claims and certain other standard provisions, as well as an advisor agreement with Mr. Toth (the “Advisor Agreement”), effective as of November 12, 2021, pursuant to which Mr. Toth provided certain ongoing advisory services to the Company until March 31, 2022, which advisory services qualified as continued service pursuant to the terms of Mr. Toth’s restricted stock agreement and as a result Mr. Toth’s outstanding restricted stock award continued to vest during the term of the Advisor Agreement. In addition, the Company paid Mr. Toth a fee equal to $50,000, in three equal monthly installments of $16,667.67, in exchange for services performed under the Advisor Agreement.
For fiscal year 2022, Mr. Toth’s base salary was established at $410,000, an increase from $325,000 established for fiscal 2021, and a target incentive bonus opportunity of $143,500 that was forfeited upon his resignation. Mr. Toth also received a one-time cash bonus equal to twelve (12) months’ salary upon completion of the Business Combination.

Our Compensation Process
Role of the Compensation Committee
The Compensation Committee meets regularly with management, and in executive session without members of management present, to make decisions regarding our executive compensation programs and the compensation of our Chief Executive Officer and other executives. In making executive compensation decisions, the Compensation Committee reviews a variety of market data and information, including peer group and relevant industry information. The Chair of the Compensation Committee regularly reports on the committee’s actions to our Board.
The Compensation Committee’s responsibilities include the following:
•reviewing and making recommendations to the Board regarding the director compensation program;
•approving overall compensation strategy;
•approving amounts and forms of executive compensation;
•approving goals and objectives to be considered in determining the compensation of the Chief Executive Officer and other executive officers;
•reviewing and approving annual and long-term incentive plans and benefit plans;
•reviewing and approving equity grants to employees; and
•approving on an annual basis, the compensation peer group.
Our Compensation Philosophy
Our compensation practices consist of the following, each of which the Compensation Committee believes reinforces our compensation objectives:

Checklist of Compensation Practices
✔	Rigorous target setting process for incentive metrics to align pay outcomes with performance	❌	We do not have excessive severance benefits
✔	Double-trigger vesting for equity awards in the event of a change in control	❌	No hedging or short sales and no pledging of our securities except in limited circumstances with approval
✔	Provide no executive-specific perquisites other than limited relocation benefits	❌	No tax gross ups related to change in control
✔	Regularly assess the risk-reward balance of our compensation programs in order to mitigate risk
Compensation is a key driver of attraction, engagement, and retention of employees at all levels and represents one of our largest controllable expenses. To support sound, equitable resource allocation decisions, and to comply with regulatory requirements, we have developed our compensation philosophy (the “Philosophy”), which articulates the principles used to guide our compensation program design and inform compensation decisions.

Principles	Approach

Alignment	Rewards designed to align to our business strategy, our mission and values, and our performance.

Competitiveness	Our compensation programs are informed by external market data and trends and are designed to be appropriately competitive to allow us to attract, motivate, and retain top talent.

Performance	Our compensation programs are designed to reward outstanding performance with compensation intended to be commensurate with performance.

Relevance	Our compensation programs holistically consider and are designed to reflect our employee’s needs and priorities and the reasons they join, stay, and give their all to BARK.

Equity	Our compensation programs are designed to foster a culture of diversity, inclusion, and belonging, and support fair pay for all employees.

Purpose	Each of our compensation programs has a specific purpose to meet a specific requirement in our total rewards portfolio.
Compensation Consultant
Although not retained directly by the Compensation Committee, Compensia served as an advisor to the Company and the Compensation Committee during fiscal year 2022. We expect that the Compensation Committee will appoint an independent compensation consultant in fiscal year 2023.
During fiscal year 2022, Compensia provided advice to the Company and the Compensation Committee with respect to the following:
•current trends and best practices in compensation design and program alternatives;

•providing and discussing peer group and survey data for competitive comparisons and, based on this information, offering recommendations on NEO compensation, including the Chief Executive Officer and newly hired executives;
•offering recommendations, insights and perspectives on compensation-related matters; and
•assisting in designing executive compensation programs designed to be competitive and to align the interests of our executives with those of our stockholders.
Role of Management
Our Chief Executive Officer is present at Compensation Committee meetings, except when the Compensation Committee is in executive session or when his own compensation is being discussed. With regard to executive compensation, our Chief Executive Officer provides his evaluation of each executive’s compensation to the Compensation Committee and makes recommendations with respect to base salary, annual cash incentives, and long-term equity incentives for each of his direct reports. These recommendations are made after considering the peer group, other relevant data, and each executive’s responsibilities and performance and his or her impact to the organization. This recommendation is considered by the Compensation Committee, which then makes its own decision regarding the compensation for each NEO.
Peer Group
The Compensation Committee established a compensation peer group (the “Peer Group”) to be used in determining market competitiveness of our compensation programs.
To establish our Peer Group, the Compensation Committee evaluated the following considerations:

Consideration	Selection Guidance	Rationale
Industry	Same as BARK (or related/adjacent)	Typically reflects potential labor market competition and jobs of similar scope
Revenue	~0.5x to ~2.0x BARK	Revenue viewed as having the greatest correlation to cash compensation levels (holding other factors constant)
Market Capitalization	~0.3x to ~3.0x BARK	Market capitalization viewed as having the greatest influence on equity compensation levels (holding other factors constant)
Qualitative Factors	Examples: market cap./revenue multiple, revenue growth, IPO timing, the business model	Focus on company alignment and business model to refine group to peers meeting other criteria
Our compensation peer group for fiscal year 2022 is set forth below.

2U	Datadog	Minted	Shopify	Workiva
Blue Nile	Etsy	Mongodb	Shutterfly	Yext
Cars.com	Eventbrite	Par Technology Corp	Shutterstock	Zappos
Carvana	FarFetch	Paylocity	Stitch Fix	Zazzle
Casper Sleep	Liquidity Services	Rapid7	Task Rabbit
Channeladvisor	Liveperson	Rent The Runway	Vroom
Cimpress	Lyft	Seatgeek	Warby Parker
For roles where our peer group data is limited, the Compensation Committee also reviewed an evenly weighted blend of our proxy Peer Group data and supplemental market data from Radford Global Compensation Database composed of participating peer companies and relevant industries.
Severance and Change in Control
In February 2022, the Compensation Committee approved the terms for severance and change in control agreements for our current NEOs. These terms are set forth in the following table and were determined after considering severance practices at our Peer Group and input from Compensia. The change in control benefits are subject to a double trigger, meaning that both a change in control and a qualifying termination of employment must occur during three months prior to or within twelve months following such change in control. A qualifying termination of employment under the severance and change in control agreements means termination by the Company without cause or by the executive due to good reason.

Component	Change in Control

Salary Benefit	Twelve (12) months salary continuation

Bonus	Target annual incentive bonus

Equity	Full vesting acceleration

Health Benefits	COBRA subsidy equal to duration of salary benefit

Component	Severance

Salary Benefit	Six (6) months salary continuation

Bonus	None

Equity	Six (6) months vesting acceleration

Health Benefits	COBRA subsidy equal to duration of salary benefit
We believe this compensation arrangement is necessary to meet our objectives to:
• attract and retain top executive talent;
• ensure our executives remain objective and dedicated to the Company’s strategic objectives; and
• facilitate a smooth transition should a change in control occur.
Mr. Meeker is not a party to the above compensation arrangement and does not have any agreement in place entitling him to severance benefits. Mr. Meeker’s stock option agreement relating to his outstanding stock options contains a change in control provision. No other employment agreements or arrangements are in place for any of our executives.
No Hedging or Pledging
The Company has a policy that prohibits officers and directors from engaging in hedging transactions, such as the purchase or sale of puts or calls, or the use of any other derivative instruments. Officers and directors of the Company are also prohibited from holding Company securities in a margin account or pledging Company securities as collateral for a loan without the approval of the Company’s Compliance Officer.
Compensation Committee Interlocks and Insider Participation
None of the Company’s officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or the board of directors of another entity, one of whose officers served on the Compensation Committee, or (ii) as a member of the compensation committee of another entity, one of whose officers served on the Board.
Report of the Compensation Committee
The Compensation Committee has reviewed and discussed this CD&A with the Company’s management. Based on this review and discussion, the Committee recommended to our Board that the CD&A be included in this annual report on Form 10-K.
The Compensation Committee
Betsy McLaughlin (Chair) and Jon Ledecky

EXECUTIVE COMPENSATION TABLES

Fiscal Year 2022 Summary Compensation Table
The following table shows information regarding the compensation of our named executive officers for services performed in fiscal 2022 and, to the extent required by SEC disclosure rules, fiscal year 2021.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Matt Meeker	2022	$375,000	$57,692(5)	—	—	—	—	$432,692
Chief Executive Officer	2021	$355,769	—	—	—	$89,063(6)	—	$444,832

Howard Yeaton(7)	2022	$124,615	—	—	—	—	$21,290(8)	$145,905
Interim Chief Financial Officer

Allison Koehler(9)	2022	$94,769	$194,363(10)	$843,751	$102,864	—	—	$1,235,747
General Counsel

Rustin Richburg(11)	2022	$325,780	—	—	—	—	$780(12)	$325,780
Chief People Officer

Nari Sitaraman(13)	2022	$273,145	$326,453(14)	$1,250,001	$931,178	—	$10,012(15)	$2,780,777
Chief Technology Officer

Mike Novotny	2022	$300,000	$46,154(16)	—	—	—	$780(12)	$346,934
President, Food

Manish Joneja	2022	$426,058(17)	$80,769(18)	—	$3,215,608(19)	—	$920,706(20)	$4,643,141
(Former) Chief Executive Officer	2021	$288,750	$750,000	—	$16,723,058	—	—	$17,761,808

John Toth	2022	$275,962(21)	$410,000(22)	—	—	—	$50,000(23)	$735,962
(Former) Chief Financial Officer	2021	$239,807	—	$1,331,650	—	$97,375(24)	—	$1,668,832

(1)	Amounts reported in this column reflect the base salaries earned during the applicable year.
(2)	Amounts reported in this column for fiscal year 2022 reflect the aggregate grant date fair value of RSUs awarded in fiscal year 2022 computed in accordance with ASC 718 based on the Company’s stock price on the date of grant. These amounts reflect our calculation of the value of these awards, and do not necessarily correspond to the actual value that may ultimately be realized by the NEOs.
(3)	Except as noted in footnote 15 below, amounts reported in this column for fiscal year 2022 reflect the aggregate grant date fair value of stock options awarded in fiscal year 2022, computed in accordance with ASC 718. These amounts reflect our calculation of the value of these awards, and do not necessarily correspond to the actual value that may ultimately be realized by the NEOs. See Note 9 to the Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for a discussion of the relevant assumptions used in calculating these amounts.
(4)	Amounts reported in this column for each NEO represent payouts under our annual cash bonus program for the applicable year.
(5)	This amount represents a $57,692 bonus paid upon the completion of the Business Combination.
(6)	This amount represents a $89,063 bonus resulting from the fiscal year 2021 incentive bonus program.
(7)	Mr. Yeaton commenced employment with the Company in an interim capacity on November 12, 2021.
(8)	This amount represents $21,290 payments for contractor services prior to joining the Company in an interim capacity on November 12, 2021.
(9)	Ms. Koehler commenced employment with the Company on December 15, 2021.
(10)	This amount consists of $151,863 for relocation bonus and $42,500 for one-half of a $85,000 sign-on bonus, with the remaining half payable in fiscal year 2023.
(11)	As noted above, Mr. Richburg resigned from the Company on May 30, 2022.
(12)	This amount represents a monthly $65 cash payment to be used for wellness purposes.
(13)	Mr. Sitaraman commenced employment with the Company on July 12, 2021.
(14)	This amount includes $76,453 in relocation and $100,000 in sign-on bonus and $150,000 in retention bonus.
(15)	This amount consists of a monthly $65 cash payment for wellness purposes and a reimbursement of $9,432 for relocation expenses.
(16)	This amount represents a $46,154 bonus paid upon the completion of the Business Combination.
(17)	This amount reflects that Mr. Joneja terminated employment with the Company on January 11, 2021. His annualized base salary was $525,000.
(18)	This amount represents a $80,769 bonus paid upon completion of the Business Combination.
(19)	This amount reflects the incremental fair market value associated with the vesting of 1,624,183 stock options that were accelerated in accordance with Mr. Joneja’s release agreement in connection with his termination, calculated in accordance with ASC 718.
(20)
This amount consists of twelve (12) months of salary continuation payments totaling $525,000, continuation of health insurance benefits for up to twelve (12) months totaling $20,406, a monthly payment of $21,875 for twelve (12) months (which approximates the fiscal year 2022 annual cash incentive target opportunity) totaling $262,500, and a monthly payment for continuation of executive coaching services for up to twelve (12) months totaling 112,800.

(21)	This amount reflects that Mr. Toth terminated employment with the Company on November 12, 2021. His annualized salary was $410,000.
(22)	This amount represents a $410,000 bonus paid upon completion of the Business Combination.
(23)	This amount represents $50,000 for advisory services payments in fiscal year 2022.
(24)	This amount represents a $97,375 bonus resulting from the fiscal year 2021 incentive bonus program.

Fiscal Year 2022 Grants of Plan-Based Awards Table
The following table provides information on plan-based awards made during fiscal year ended 2022 to our NEOs.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Stock Options (#)(3)	Exercise of base price of Stock Option Awards ($/Sh)(4)	Grant Date Fair Value of Stock Options and RSUs(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Matt Meeker	—	$42,000	$131,250	$196,875	—	—	—	—	—	—	—

Howard Yeaton	—	—	—	—	—	—	—	—	—	—	—

Allison Koehler	2/22/22	—	—	—	—	—	—	—	65,000	$2.87	$102,864
	2/22/22	—	—	—	—	—	—	293,990	—	—	$843,751

Rustin Richburg	—	$36,400	$113,750	$170,625	—	—	—	—	—	—	—

Nari Sitaraman	—	$42,000	$131,250	$196,875	—	—	—	—	—	—	—
	8/11/21	—	—	—	—	—	—	—	192,600	$9.16	$931,178
	8/11/21	—	—	—	—	—	—	136,463	—	—	$1,250,001

Michael Novotny	—	$33,600	$105,000	$157,500	—	—	—	—	—	—	—

Manish Joneja	—	$84,000	$262,500	$393,750	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	1,624,183(6)	$1.85	$3,215,608

John Toth	—	$45,920	$143,500	$215,250	—	—	—	—	—	—	—

(1)	Represents the threshold, target and maximum bonus opportunities under the fiscal year 2022 annual cash incentive program, with the threshold goal calculated assuming only one of the performance goals was achieved at threshold. As noted in the Compensation Discussion and Analysis, the Company did not achieve the threshold performance goals and no bonus was paid out for fiscal year 2022.
(2)
Each RSU award was granted under our 2021 Equity Incentive Plan, with each RSU award vesting 25% on the first anniversary of the vesting commencement date and in 36 equal installments on a monthly basis thereafter. Mr. Sitaraman’s vesting commencement date is July 12, 2021 and Ms. Koehler’s vesting commencement date is December 15, 2021. Vesting will occur only if the NEO is continuously employed by the Company, except a portion of the RSU award may vest in cases involving termination without cause or resignation for good reason following a change in control. See “—Potential Payments Upon Termination or Change in Control.”

(3)	Except as noted in footnote 5, each option award was granted under our 2021 Equity Incentive Plan, with each option award vesting 25% on the first anniversary of the vesting commencement date and in 36 equal installments on a monthly basis thereafter. Mr. Sitaraman’s vesting commencement date is July 12, 2021 and Ms. Koehler’s vesting commencement date is December 15, 2021. Vesting will occur only if the NEO is continuously employed by the Company, except a portion of the option award may vest in cases involving termination without cause or resignation for good reason following a change in control. See “—Potential Payments Upon Termination or Change in Control.”
(4)	The exercise price was based on the Company’s most recent Section 409A valuation obtained prior to the grant date.
(5)	This column represents the aggregate grant date fair value of RSU and option awards granted to the NEOs and, in the case of Mr. Joneja, the incremental fair value associated with the accelerated vesting of his outstanding stock option awards, each computed in accordance with ASC 718. The grant date fair value for RSU awards granted in fiscal year ended 2022 was determined using the closing price of the Company’s common stock on the grant date multiplied by the number of shares subject to the award. See Note 9 to the Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for a discussion of the relevant assumptions used in calculating these amounts for the option awards.
(6)	Represents the number of shares subject to Mr. Joneja’s outstanding stock option awards that were vested upon his termination of employment in accordance with the terms of his Release Agreement.

Fiscal Year 2022 Outstanding Equity Awards at Fiscal-Year End Table
The following table presents information regarding the outstanding stock options and RSUs held by each of our NEOs as of March 31, 2022.

	Option Awards						Stock Award
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(1)

Matt Meeker	10/11/19	7/1/19(2)	845,112	466,273	$1.37	10/10/29	—	—

Howard Yeaton	—	—	—	—	—	—	—	—

Allison Koehler	2/22/22	12/15/21(3)	—	65,000	$2.87	2/21/32	—	—
	2/22/22	12/15/21(3)	—	—	—	—	293,990	$1,087,763

Rustin Richburg	2/8/21	2/3/21(4)	118,380	318,747	$9.94	2/7/31	—	—

Nari Sitaraman	8/11/21	7/12/21(5)	—	192,600	$9.16	8/10/31
	8/11/21	7/12/21(5)	—	—	—	—	136,463	$504,913

Mike Novotny	7/21/2015	2/15/2015	518,346	—	$0.38	7/20/2025	—	—
	3/3/2016	1/1/2016	5,875	—	$0.38	3/2/2026	—	—
	9/14/2017	8/1/2017	577,480	—	$0.88	9/13/2027	—	—
	1/28/2020	11/1/2019(6)	104,552	157,721	$1.39	1/27/2030	—	—

Manish Joneja	8/8/20	9/2/20	3,789,763	—	$1.85	6/30/23	—	—

John Toth	11/29/16	4/22/16	668,631	—	$0.60	11/28/26	—	—
	11/29/16	4/22/16	1,517,010	—	$0.60	11/28/26	—	—

(1)	The amount represents the number of unvested RSUs as of March 31, 2022 multiplied by the closing stock price of $3.70 as of such date.
(2)	These stock options vest over a 4-year period in 48 substantially equal monthly installments after July 1, 2019.
(3)	These stock options and RSUs will vest 25% on December 15, 2022 and the remainder shall vest monthly in 36 substantially equal monthly installments after February 3, 2022.
(4)	These stock options vested 25% on February 3, 2022 and the remainder vest monthly over a 4-year period in 36 substantially equal monthly installments after February 3, 2022.
(5)	These stock options and RSUs will vest 25% on July 12, 2022 and the remainder shall vest monthly in 36 substantially equal monthly installments after July 12, 2022.
(6)	These stock options vest over a 4-year period in 48 equal monthly installments after November 1, 2019.

Fiscal Year 2022 Option Exercises and Stock Vested
The following table sets forth the number of shares of the Company’s common stock acquired by NEOs through stock option exercises and upon the vesting of RSUs for the fiscal year ended 2022. In addition, the table presents the value realized upon such exercises or vesting, as calculated, in the case of stock options, based on the difference between the closing price of the Company’s common stock on the date of exercise (or, in the event the date of the exercise occurs on a holiday or weekend, the closing price of the Company’s common stock on the immediately preceding trading day) and the option exercise price and, in the case of RSUs or restricted stock, based on the closing price per share of the Company’s common stock on the vesting date (or, in the event the vesting date occurs on a holiday or weekend, the closing price of the Company’s common stock on the immediately preceding trading day).

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Matt Meeker	—	—	—	—

Howard Yeaton	—	—	—	—

Allison Koehler	—	—	—	—

Rustin Richburg	—	—	—	—

Nari Sitaraman	—	—	—	—

Michael Novotny	559,056	$2,966,091	—	—

Manish Joneja	—	—	—	—

John Toth	—	—	87,425	$515,247(1)

(1)	These are restricted shares granted on March 28, 2021 with a vesting commencement date of February 23, 2021, which vested in twelve monthly substantially equal amounts. This amount includes the fair market value of these restricted shares in accordance with ASC 718 based on the Company’s stock price on each monthly vesting date.

Fiscal Year 2022 Potential Payments upon Termination, Change in Control and Death or Disability
The table below reflects the value of compensation and benefits that would become payable to each of the NEOs if the NEO were terminated (i) without cause or for good reason; or (ii) without cause or for good reason in connection with a change in control (or, for options granted under our 2021 Equity Incentive Plan, a stock sale); on March 31, 2022 based on the Company’s closing stock price of $3.70 on such date. In the case of Mr. Meeker, these amounts are based upon the terms of his Stock Option Agreement relevant to his outstanding and unvested equity awards as of such date. In the case, of Ms. Koehler, Mr. Sitaraman and Mr. Novotny, these amounts are based upon the terms of the Severance and Change in Control Agreements and each of their respective outstanding and unvested equity awards as of such date. Mr. Yeaton is not entitled to any such benefits. Mr. Richburg resigned from the Company on May 30, 2022 and did not receive any such benefits. These benefits are in addition to the benefits under then-exercisable stock options and the benefits available generally to salaried employees, such as distributions under the Company’s broad based 401(k) plan.
The actual amounts that would be paid in such circumstances can be determined only at the time of any such event. Due to a number of factors that affect the nature and amount of any benefits provided upon such an event, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event and the Company’s stock price.
Severance(1)

Name	Cash Severance(4)	Benefit Continuation(5)	Options(6)	RSUs(7)	Total

Matt Meeker(2)	—	—	—	—	—

Howard Yeaton(3)	—	—	—	—	—

Allison Koehler	$160,000	$3,650	—	—	$163,650

Nari Sitaraman	$187,500	$10,432	$672	$31,557	$230,161

Michael Novotny	$150,000	$10,432	$125,600	—	$286,032

(1)	This table represents amounts due in the event of a termination without cause or for good reason.
(2)	Mr. Meeker is not a party to the Severance and Change in Control Agreement and is otherwise not eligible for severance benefits.
(3)	Under the terms of his contract with the Company, Mr. Yeaton is not entitled to severance benefits.
(4)	Under the terms of the Severance and Change in Control Agreements, participating NEOs are eligible to receive six months of base salary continuation.
(5)	Under the terms of the Severance and Change in Control Agreements, participating NEOs are eligible to receive six months of COBRA reimbursements. Amounts are calculated based on the cost of providing these benefits to the NEOs as of March 31, 2022.
(6)	These amounts are calculated based on six (6) months of vesting for these awards.
(7)	These amounts are calculated based on six (6) months of vesting for these awards.
Qualifying Termination in Connection with a Change in Control(1)

Name	Cash Severance(4)	Benefit Continuation(5)	Options(6)	RSUs(7)	Total

Matt Meeker(2)	—	—	$302,125	—	$302,125

Howard Yeaton(3)	—	—	—	—	—

Allison Koehler	$320,000	$7,300	$6,425	$90,650	$424,375

Nari Sitaraman	$375,000	$20,863	$2,016	$94,672	$492,551
Michael Novotny	$300,000	$20,863	$302,125	—	$622,988

(1)	This table represents amounts due in the event of a termination without cause or for good reason within three (3) months prior to, or twelve (12) months following, a Change in Control.
(2)
Mr. Meeker is not a party to the Severance and Change in Control Agreement, however, the Stock Option Agreement for Mr. Meeker’s outstanding stock option award contains a clause specifying that all unvested options shall immediately vest upon a Change in Control if Mr. Meeker is terminated without cause or for good reason.

(3)	Under the terms of his contract with the Company, Mr. Yeaton is not entitled to benefits in connection with a Change in Control.
(4)	Under the terms of the Severance and Change in Control Agreements, participating NEOs are eligible to receive twelve months of base salary continuation.
(5)	Under the terms of the Severance and Change in Control agreements, participating NEOs are eligible to receive twelve months of COBRA reimbursements. Amounts are calculated based on the cost of providing these benefits to the NEOs as of March 31, 2022.
(6)	These amounts are calculated based on twelve (12) months of vesting for these awards.
(7)	These amounts are calculated based on twelve (12) months of vesting for these awards.
Death and Disability
We offer life and accidental death insurance as well as short- and long-term disability insurance through our benefits program. There is no acceleration of any equity awards upon death. Vesting of equity awards continues for employees on short-term disability. For an employee on short-term disability, we continue to pay the company’s portion of the employee’s benefits.
Mr. Joneja
As noted above, Mr. Joneja resigned as Chief Executive Officer in January 2022. In connection with Mr. Joneja’s resignation, the Company entered the Release Agreement and Advisor Agreement, pursuant to which, Mr. Joneja became entitled to twelve (12) months of salary continuation payments totaling $525,000, continuation of his health insurance benefits for up to twelve (12) months (totaling $20,406), a monthly payment of $21,875 for twelve (12) months which approximates his fiscal year 2022 annual cash incentive target opportunity, and a monthly payment for continuation of executive coaching services for up to twelve (12) months in an amount equal to $112,800. In addition, Mr. Joneja fully vested in stock options with respect to 1,624,183 shares, with an estimated value of $3,215,608 based on the closing stock price on the date of his resignation and the exercise price of the underlying options. The Company also entered into the Advisor Agreement, pursuant to which Mr. Joneja provided certain ongoing advisory services to the Company until March 31, 2022. In exchange for the services under the Advisor Agreement, Mr. Joneja will have until June 30, 2023 to exercise all of his vested stock options.
Mr. Toth
Mr. Toth resigned as Chief Financial Officer in November 2022. In connection with Mr. Toth’s resignation, the Company entered into the Release Agreement and Advisor Agreement, pursuant to which Mr. Toth provided certain ongoing advisory services to the Company until March 31, 2022, which advisory services qualified as continued service pursuant to the terms of Mr. Toth’s restricted stock agreement and as a result Mr. Toth’s outstanding restricted stock award continued to vest during the term of the Advisor Agreement. In addition, the Company paid Mr. Toth a fee equal to $50,000 for his advisor services.
Risks Related to Compensation Policies and Practices
When determining our compensation policies and practices, the Compensation Committee considers various matters relevant to the development of a reasonable and prudent compensation program, including whether the policies and practices are reasonably likely to have a material adverse effect on us. We believe that the mix and design of our executive compensation plans and policies do not encourage management to assume excessive risks and are not reasonably likely to have a material adverse effect on us.
Fiscal Year 2022 Director Compensation
The following table shows information regarding the compensation of our non-employee directors for services performed for fiscal year ended 2022. Our founders, Messrs. Meeker and Werdelin, also serve on our Board, but receive no additional compensation for such services. Please see the Fiscal Year 2022 Summary Compensation Table for the compensation received by Mr. Meeker for his service as an executive officer of the Company during fiscal year 2022. Please see the disclosure below for a description of the consulting fees, bonus and other amounts paid for Mr. Werdelin’s service to the Company during fiscal year 2022.

Name	Fees Earned in Cash(1)	RSU Awards(2) (3)	Stock Option Awards(3)	Total

Joanna Coles	$37,500	$ 333,085		$370,585

Jon Ledecky	$41,250	$ 333,085		$374,335

Jim McGinty	$48,750	$ 333,085		$381,835

Betsy McLaughlin	$63,750	$333,085		$396,835

(1)	Amounts reported for “Fees Earned in Cash” reflect fees earned during fiscal year 2022.
(2)	Amounts reported for “RSU Awards” reflect the aggregate grant date fair value the RSUs awarded during fiscal year 2022, computed in accordance with ASC 718 based on the closing stock price on the date of the grant.
(3)	The following table sets forth the aggregate number of outstanding options and RSUs held by each non-employee director as of March 31, 2022:

Name	Stock Option Awards	RSU Awards

Joanna Coles		36,363

Jon Ledecky		36,363

Jim McGinty		36,363

Betsy McLaughlin	657,502	36,363

Director Compensation
For fiscal year 2022, each non-employee director received an annual cash retainer of $40,000. The Lead Independent Director received an additional $15,000 annually, the chair of the Audit Committee received an additional $20,000 annually, the chair of the Compensation Committee received an additional $20,000 annually and the chair of the Corporate Governance Committee received an additional $10,000 annually. Members of the Audit Committee received an additional $10,000 annually, members of the Compensation Committee received an additional $5,000 annually and members of the Corporate Governance Committee received an additional $5,000 annually. All retainers were paid in substantially equal quarterly installments.
The non-employee directors’ equity compensation set forth below was granted under the 2021 EIP. All equity compensation granted under this policy was in the form of RSUs that vest as described below, subject to the director’s continued service through such vesting date on the terms specified below.
Each non-employee director who was first elected or appointed to the Board following the Business Combination received an initial grant of RSUs with an aggregate grant date fair value equal to $300,000. Vesting of the initial RSU grant is subject to the director’s continued service through the one-year anniversary of the grant date.

Mr. Werdelin was paid a monthly fee of $25,000 for creative consulting services he provided to the Company through Prehype, LLC totalling $300,000. In addition, Mr. Werdelin received a $50,000 bonus paid upon the completion of the Business Combination. The monthly fee and completion bonus were not related to Mr. Werdelin’s service as a member of the Board of Directors.
Deferred Compensation
The Compensation Committee of the Board has adopted a program that permits independent directors to elect to defer settlement of their director RSUs until such director ceases to serve on the Board. In general, directors must make these deferral elections prior to the date of the grant of such RSUs. Directors who make a deferral election will have no right as stockholders with respect to amounts credited to their deferred RSU accounts until such RSUs are settled. Settlement of any RSUs credited to the deferred RSU account in shares of fully vested common stock will occur as soon as practicable following the director’s termination of service as a member of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of May 25, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock:
•each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•each of our executive officers and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Percentage of beneficial ownership is based on 175,290,891 shares of our common stock outstanding as of May 25, 2022.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of BARK common stock beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o BARK, Inc., 221 Canal Street, Floor 6, New York, NY 10013.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Shares
Directors and Named Executive Officers

Matt Meeker(2)	10,737,282	6.1%

Joanna Coles(3)	10,666,750	6.1%

David Kamenetzky	—	—

Jon Ledecky(3)	10,666,750	6.1%

Jim McGinty	—	—

Betsy McLaughlin(4)	657,502	*

Henrik Werdelin(5)	12,308,450	7.0%

Allison Koehler	—	—

Mike Novotny(6)	1,174,552	*

Rustin Richburg(7)	143,278	*

Nari Sitaraman(8)	103,099	*

Howard Yeaton(9)	50,000	*

Manish Joneja(10)	3,789,763	2.1%

John Toth(11)	2,515,339	1.4%

All executive officers and directors as a group (11 individuals)(12)	34,523,083	18.9%

5% Beneficial Holders

FMR LLC(13)	15,526,688	8.9%

August Capital VII, L.P. as nominee(14)	14,385,299	8.2%

Entities affiliated with RRE Ventures(15)	22,604,760	12.9%

Entities affiliated with Resolute Ventures(16)	12,308,553	7.0%

Prehype Ventures LLC(17)	11,040,385	6.3%

Northern Star Sponsor LLC(18)	10,666,750	6.1%

Carly Strife(19)	12,700,736	7.3%

*	Less than 1%.
(1)	Shares shown in this table include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.
(2)	Includes options to purchase 961,685 shares of common stock held by Mr. Meeker that may be exercised within 60 days of May 25, 2022.
(3)	Includes warrants exercisable for 4,558,000 shares of common stock that may be exercised within 60 days of May 25, 2022.
(4)	Includes options to purchase 657,502 shares of common stock held by Ms. McLaughlin that may be exercised within 60 days of May 25, 2022.
(5)	Includes options to purchase 653,692 shares of common stock held by Mr. Werdelin that may be exercised within 60 days of May 25, 2022.
(6)
Includes options to purchase 1,174,552 shares of common stock held by Mr. Novotny that may be exercised within 60 days of May 25, 2022. On October 14, 2021, Mr. Novotny transitioned from Chief Operating Officer to President, Food and ceased serving as an executive officer of the Company as of such date.

(7)	Includes options to purchase 139,111 shares of common stock held by Mr. Richburg that may be exercised within 60 days of May 25, 2022. Mr. Richburg resigned from the Company on May 30, 2022.
(8)	Includes (i) options to purchase 56,484 shares of common stock held by Mr. Sitaraman that may be exercised within 60 days of May 25, 2022 and (ii) 42,448 restricted stock units held by Mr. Sitaraman that will vest within 60 days of May 25, 2022.
(9)	Includes 50,000 restricted stock units held by Mr. Yeaton that will vest within 60 days of May 25, 2022.
(10)	Includes options to purchase 3,789,763 shares of common stock held by Mr. Joneja that may be exercised within 60 days of May 25, 2022.
(11)	Includes options to purchase 2,185,641 shares of common stock held by Mr. Toth that may be exercised within 60 days of May 25, 2022.
(12)
Includes (i) options to purchase 6,887,363 shares of common stock that may be exercised within 60 days of May 25, 2022, (ii) 92,448 restricted stock units that will vest within 60 days of May 25, 2022 and (iii) warrants exercisable for 4,558,000 shares of common stock that may be exercised within 60 days of May 25, 2022.

(13)	These accounts are managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.
(14)	Represents 14,385,299 shares of common stock held by August Capital VII, L.P. for itself and as nominee for August Capital Strategic Partners VII, L.P. August Capital Management VII, L.L.C. is the general partner of August Capital VII, L.P. and may be deemed to have sole voting power and sole investment power over the shares held by August Capital VII, L.P. Tripp Jones, W. Eric Carlborg, Howard Hartenbaum and David Hornik are members of August Capital Management VII, L.L.C. and may be deemed to have shared voting and investment power with respect to the shares held by August Capital. The business address for August Capital is PMB #456, 660 4th Street, San Francisco, California 94107.
(15)	Consists of (i) 3,955,108 shares of common stock held by RRE Leaders Fund, L.P. and (ii) 18,649,652 shares of common stock held by RRE Ventures V, L.P. The business address for each of these entities is 130 E 59th St., Floor 17, New York, NY 10022.
(16)	Represents (i) 8,007,552 shares of common stock held by Resolute I, LP (“Resolute I”), (ii) 3,352,477 shares of common stock held by Resolute BB SPV, LLC (“Resolute BB”) and (iii) 948,524 shares of common stock held by Resolute BB II SPV, LLC (“Resolute BB II” and, collectively with Resolute I and Resolute BB, the “Resolute Entities”). Resolute GP I, LLC, the general partner of Resolute I, has sole voting and dispositive power with respect to the shares held by Resolute I. Resolute II GP, LLC, the general partner of Resolute BB and Resolute BB II, has sole voting and dispositive power with respect to the shares held by Resolute BB and Resolute BB II. Michael Hirshland, a member of BARK’s board of directors, as the managing director of Resolute GP I, LLC and Resolute II GP, LLC, has sole voting and dispositive power over the shares held by the Resolute Entities. The business address for each of these entities is 548 Market Street #26403, San Francisco, CA 94104.
(17)	Henrik Werdelin is the managing member of Prehype Ventures LLC and has sole voting and investment power with regard to the shares held by Prehype Ventures LLC. The business address of Prehype Ventures LLC is 145 Bergen Street, #1, Brooklyn, NY 11217.
(18)	Consists of (i) 6,108,750 shares of common stock and (ii) 4,558,000 shares of common stock issuable upon the exercise of 4,558,000 Sponsor Warrants held by Northern Star Sponsor LLC. Ms. Coles and Mr. Ledecky have voting and investment power with regard to the shares held by Northern Star Sponsor LLC. The business address of Northern Star Sponsor LLC is 405 Lexington Avenue, New York, NY 10174.
(19)	Includes options to purchase 655,692 shares of common stock held by Ms. Strife that may be exercised within 60 days of May 25, 2022.

(14)
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

(15)
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

(16)
Represents (i) 11,389,352 shares of common stock held by Ms. Strife, (ii) 655,692 shares of common stock held by a trust of which Ms. Strife is a beneficiary and (iii) options to purchase [ ] shares of common stock held by Ms. Strife that may be exercised within 60 days of May 25, 2022.

(17)
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

(18)
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

(19)
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

(20)
Henrik Werdelin is the managing member of Prehype Ventures LLC and has sole voting and investment power with regard to the shares held by Prehype Ventures LLC. The business address for Prehype Ventures LLC is 221 Canal Street, New York, NY 10013.

Equity Compensation Plan Information
The following table provides information for fiscal year ended March 31, 2022 regarding the number of shares of our common stock that may be issued under our equity compensation plans.

	A	B	C

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Security Holders	23,465,689(1)	$1.40	19,009,673(3)

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	23,465,689	$1.40	19,009,673

(1)	Includes 19,331,636 shares issuable pursuant to outstanding stock options and 4,134,053 shares issuable pursuant to outstanding RSUs under our 2021 Equity Incentive Plan and 2011 Stock Incentive Plan.
(2)	Only option awards were used in computing the weighted-average exercise price.
(3)	Includes 3,385,901shares available for issuance under our Employee Stock Purchase Plan (“ESPP”). The ESPP provides the opportunity for eligible employees to acquire shares of our common stock at a 15% discount.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Related Party Transactions
Our audit committee has the primary responsibility for the review, approval and oversight of any “related party transaction,” which is any transaction, arrangement or relationship (or series of similar transactions, arrangements or relationships) in which we are, were or will be a participant and the amount involved exceeds $120,000, and in which the related person has, had or will have a direct or indirect material interest. We have adopted a written related party transaction policy. Under our related party transaction policy, our management is required to submit any related person transaction not previously approved or ratified by our audit committee to our audit committee. In approving or rejecting the proposed transactions, our audit committee takes into account all of the relevant facts and circumstances available.
Business Combination
On June 1, 2021, Northern Star Acquisition Corp. (“Northern Star”) completed the acquisition of Barkbox, Inc. (the “Closing Date”). A number of related party transactions of Northern Star were undertaken in fiscal year 2021 and terminated on the Closing Date, see footnote 3 — Merger and footnote 7 — Debt to our consolidated financial statements set forth in this annual report on Form 10-K. In addition, we undertook a number of related party transactions in fiscal year 2021, which were terminated on the Closing Date, see footnote 3 — Merger and footnote

7 — Debt to our consolidated financial statements set forth in this annual report on Form 10-K. On November 27, 2020, we issued the 2025 Convertible Notes to the Magnetar Investors, with a principal amount of $75.0 million pursuant to the Note Purchase Agreement and which 2025 notes are subject to the terms of the Indenture. The 2025 Convertible Notes remain outstanding, see footnote 7 — Debt to our consolidated financial statements set forth in this annual report on Form 10-K.
Registration Rights Agreement
Prior to the Closing Date, holders of founders shares and private warrants of Northern Star, along with certain stockholders of Barkbox, entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which they were granted certain rights to have registered, in certain circumstances, for resale under the Securities Act, certain shares of the our common stock held by them, subject to certain conditions set forth therein. The Registration Rights Agreement remains outstanding and is filed an an exhibit to this annual report on Form 10-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC and to furnish us with copies of all Section 16(a) reports that they file. We believe that during the fiscal year ended March 31, 2022, our directors, executive officers, and holders of more than 10% of our common stock complied with all applicable Section 16(a) filing requirements, except for one Form 3 and one Form 4, filed late on March 2, 2022 due to unusually long EDGAR turnaround times for SEC codes, to report the initial filing and subsequently the grant of stock options and RSUs for Allison Koehler. In making this statement, we have relied upon a review of the copies of Section 16(a) reports furnished to us and the written representations of our directors, executive officers, and holders of more than 10% of our common stock.

ITEM 14. PRINCIPAL ACCOUNT AND FEES AND SERVICES
The following is a summary of fees paid or to be paid to Deloitte & Touche LLP, or Deloitte, for services rendered for the fiscal years ended March 31, 2022 and 2021. Deloitte has been our independent registered public accounting since 2015.

	2022	2021
Audit fees(1)	$1,944,797	$1,121,376
Audit-related fees(2)	—	1,086,862
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$1,944,797	$2,208,238
Audit Fees(1). Audit fees consist of fees billed for professional services rendered for the audit of the Company’s financial statements and services that are normally provided by Deloitte in connection with regulatory filings. The aggregate fees billed by Deloitte for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal periods ended March 31, 2022 and 2021 totaled approximately $1.9 million and $1.1 million, respectively. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees(2). During the fiscal periods ended March 31, 2022 and 2021, the Company’s independent registered public accounting firm rendered assurance and related services related to the business combination in the amount of approximately $0 and $1.1 million, respectively.

Tax Fees(3). During the fiscal periods ended March 31, 2022 and 2021, the Company’s independent registered public accounting firm did not render services for tax compliance, tax advice and tax planning.
All Other Fees(4). During the fiscal periods ended March 31, 2022 and 2021, there were no fees billed for products and services provided by the Company’s independent registered public accounting firm other than those set forth above.
Pre-Approval Policy
According to policies adopted by the audit committee and ratified by our Board, to ensure compliance with the SEC’s rules regarding auditor independence, all audit and non-audit services to be provided by our independent registered public accounting firm must be pre-approved by the audit committee. The audit committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors.
The audit committee approved all services provided by Deloitte during the year ended March 31, 2022. The audit committee has considered the nature and amount of the fees billed by Deloitte and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Deloitte’s independence.

ITEM 15. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Incorporated by Reference
No.	Description of Exhibit	Filed or Furnished Herewith	Form	File No.	Date Filed
2.1	Agreement and Plan of Reorganization, dated as of December 16, 2020, by and among Northern Star Acquisition Corp., NSAC Merger Sub Corp. and Barkbox, Inc.		8-K	001-39691	12/17/2020
3.1	Third Amended and Restated Certificate of Incorporation of BARK, Inc.		8-K	001-39691	11/23/2021
3.2	Amended and Restated Bylaws of BARK, Inc.		8-K	001-39691	11/23/2021
4.1	Description of registered securities		10-K	001-39691	6/7/2021
4.2	Specimen Share Certificate		S-1	333-249138	10/14//2020
4.3	Specimen Warrant Certificate		S-1	333-249138	10/14//2020
4.4	Warrant Agreement, dated as of November 10, 2020, between Continental Stock Transfer & Trust Company and the Registrant		S-1	333-249138	10/14//2020
4.5	Indenture, dated as of November 27, 2020, between BarkBox, Inc. and U.S. Bank National Association, as Trustee and Collateral Agent		S-4	333-252603	2/1/2021
4.6	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated July 21, 2015		S-4	333-252603	2/1/2021
4.7	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated April 1, 2016		S-4	333-252603	2/1/2021
4.8	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated December 3, 2018		S-4	333-252603	2/1/2021
4.9	Form of Warrant to purchase shares of BarkBox, Inc. preferred stock dated October 12, 2017		S-4	333-252603	2/1/2021
4.10	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated December 7, 2018		S-4	333-252603	2/1/2021
4.11	Omnibus Amendment to Warrants to purchase shares of BarkBox, Inc. stock dated July 31, 2020		S-4	333-252603	2/1/2021
4.12	Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the investors listed on Schedule A thereto, dated May 16, 2016		S-4	333-252603	2/1/2021
4.13	First Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other signatories thereto, dated December 20, 2016		S-4	333-252603	2/1/2021
4.14	Second Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated November 27, 2020		S-4	333-252603	2/1/2021
4.15	Third Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated December 16, 2020		S-4	333-252603	2/1/2021
10.1	Investment Management Trust Agreement, dated as of November 10, 2019, between Continental Stock Transfer & Trust Company and the Registrant		8-K	001-39691	11/13/2020

10.2#	2011 Stock Incentive Plan	S-4	333-252603	2/1/2021
10.3#	2021 Equity Incentive Plan	S-8	333-258596	8/6/2021
10.4#	2021 Employee Stock Purchase Agreement	S-8	333-258596	8/6/2021
10.5#	Form of Indemnity Agreement	S-4	333-252603	2/1/2021
10.6	Loan and Security Agreement, dated as of October 12, 2017, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries	S-4	333-252603	2/1/2021
10.7	Loan and Security Agreement Modification, dated as of November 20, 2017, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries	S-4	333-252603	2/1/2021
10.8	Second Loan and Security Agreement Modification, dated as of April 20, 2018, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries	S-4	333-252603	2/1/2021
10.9	Third Loan and Security Agreement Modification, dated as of December 3, 2018, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries	S-4	333-252603	2/1/2021
10.10	Fourth Loan and Security Agreement Modification, dated as of December 7, 2018, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries	S-4	333-252603	2/1/2021
10.11	Fifth Loan and Security Agreement Modification, dated as of October 7, 2019, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries	S-4	333-252603	2/1/2021
10.12	Sixth Loan and Security Agreement Modification, dated as of February 25, 2020, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries	S-4	333-252603	2/1/2021
10.13	Seventh Loan and Security Agreement Modification, dated as of July 31, 2020, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries	S-4	333-252603	2/1/2021
10.14	Eighth Loan and Security Agreement Modification, dated as of November 27, 2020, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries	S-4	333-252603	2/1/2021
10.15	Ninth Loan and Security Agreement Modification, dated as of January 22, 2021, by and among Western Alliance Bank, BarkBox, Inc. and its subsidiaries	S-4	333-252603	2/1/2021
10.16	Form of Convertible Secured Note due 2025 (included in Exhibit 4.5)	S-4	333-252603	2/1/2021
10.17	Lease Agreement by and between Barkbox, Inc. and 221 Canal Street LLC, dated September 16, 2013	S-4	333-252603	2/1/2021
10.18	Lease, dated October 29, 2021, between 120 Broadway Holdings, LLC and Barkbox, Inc.	8-K	001-39691	11/4/2021
10.19#	Employment Agreement between the Company and Howard R. Yeaton dated November 7, 2021	8-K	001-39691	11/10/2021
10.20#	Release Agreement between the Company and John Toth dated November 20, 2021.	8-K	00-39691	11/23/2021
10.21#	Advisor Agreement between the Company and John Toth dated November 20, 2021.	8-K	001-39691	11/23/2021
10.22#	Release Agreement between the Company and Manish Joneja dated January 10, 2022	8-K	001-39691	1/11/2022

10.23#	Advisory Agreement between the Company and Manish Joneja dated January 10, 2022 (attached as Exhibit A to the Release Agreement)		8-K	001-39691	1/11/1022
10.24#	Form of Severance and Change In Control Agreement		X
21.1	List of subsidiaries		10-K	001-39691	6/7/2021
23.1	Consent of Deloitte & Touche LLP	X
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Indicates management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BARK, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARK, Inc.

May 31, 2022	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

May 31, 2022	/s/ Howard Yeaton
Howard Yeaton
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Allison Koehler, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

		Chief Executive Officer	May 31, 2022
By:	/s/ Matt Meeker	(Principal Executive Officer)
Matt Meeker

		Interim Chief Financial Officer	May 31, 2022
By:	/s/ Howard Yeaton	(Principal Financial Officer and Principal Accounting Officer)
Howard Yeaton

By:	/s/ Joanna Coles	Director	May 31, 2022
Joanna Coles

By:	/s/ Jonathan J. Ledecky	Director	May 31, 2022
Jonathan J. Ledecky

By:	/s/ Jim McGinty	Director	May 31, 2022
Jim McGinty

By:	/s/ Elizabeth Mclaughlin	Director	May 31, 2022
Elizabeth McLaughlin

By:	/s/ Henrik Werdelin	Director	May 31, 2022
Henrik Werdelin

By:		Director	May 31, 2022
David Kamenetzky