Form 10-Q
period 2022-06-30
Bark, Inc.
filed 2022-08-09
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, there were 176,283,993 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	March 31,
	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,242	$199,397
Accounts receivable—net	8,127	9,752
Prepaid expenses and other current assets	13,528	5,878
Inventory	158,016	153,115
Total current assets	356,913	368,142
PROPERTY AND EQUIPMENT—NET	29,414	28,128
INTANGIBLE ASSETS—NET	3,698	3,837
OPERATING LEASE RIGHT-OF-USE ASSETS	45,157	29,552
OTHER NONCURRENT ASSETS	4,414	4,402
TOTAL ASSETS	$439,596	$434,061
LIABILITIES, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,332	$36,834
Operating lease liabilities, current	5,182	5,060
Accrued and other current liabilities	26,272	35,168
Deferred revenue	34,481	31,549
Total current liabilities	100,267	108,611
LONG-TERM DEBT	76,347	76,190
OPERATING LEASE LIABILITIES	52,558	28,847
OTHER LONG-TERM LIABILITIES	4,269	3,352
Total liabilities	233,441	217,000
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 176,098,718 shares issued and outstanding as of June 30, 2022 and 500,000,000 shares authorized; 175,290,143 shares issued and outstanding as of March 31, 2022.	1	1
Additional paid-in capital	469,810	465,313
Accumulated deficit	(263,656)	(248,253)
Total stockholders’ equity	206,155	217,061
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$439,596	$434,061
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2022	2021
REVENUE	$131,150	$117,606
COST OF REVENUE	55,336	47,815
Gross profit	75,814	69,791
OPERATING EXPENSES:
General and administrative	79,589	69,471
Advertising and marketing	16,363	17,178
Total operating expenses	95,952	86,649
LOSS FROM OPERATIONS	(20,138)	(16,858)
INTEREST EXPENSE	(1,389)	(1,561)
OTHER INCOME (EXPENSE)—NET	6,119	(6,385)
NET LOSS BEFORE INCOME TAXES	(15,408)	(24,804)
PROVISION FOR INCOME TAXES	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(15,408)	$(24,804)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.09)	$(0.23)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	175,491,912	108,762,540

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - April 1, 2022	175,290,143	$1	$465,313	$(248,253)	$217,061
Net loss	—	—	—	(15,408)	(15,408)
Issuance for stock options exercised	702,176	—	154	—	154
Issuance for restricted stock units vested	106,399	—	—	—	—
Stock-based compensation	—	—	4,343	—	4,343
Cumulative translation adjustment	—	—	—	5	5
Balance - June 30, 2022	176,098,718	$1	$469,810	$(263,656)	$206,155

Three months ended June 30, 2021
	Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-April 1, 2021	7,752,515	59,987	5,498,588	—	259,953	(4,764)	25,748	(179,954)	(158,970)
Retroactive application of recapitalization	—	—	42,573,189	—	(259,953)	4,764	(4,764)	—	—
BALANCE-April 1, 2021, as revised	7,752,515	59,987	48,071,777	—	—	—	20,984	(179,954)	(158,970)
Net loss	—	—	—	—	—	—	—	(24,804)	(24,804)
Issuance for stock options exercised	—	—	424,384	—	—	—	197	—	197
Issuance for warrants exercised	—	—	231,153	—	—	—	104	—	104
Stock-based compensation	—	—	—	—	—	—	3,098	—	3,098
Conversion of Preferred Shares	(7,752,515)	(59,987)	7,752,515	—	—	—	59,987	—	59,987
Conversion of Convertible Notes	—	—	1,135,713	—	—	—	11,976	—	11,976
PIPE Issuance	—	—	20,000,000	—	—	—	200,000	—	200,000
Net equity infusion from the Merger	—	—	89,088,942	1	—	—	150,256	—	150,257
Cumulative translation adjustment	—	—	—	—	—	—	—	2	2
Balance-June 30, 2021	—	—	166,704,484	1	—	—	446,602	(204,756)	241,847

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,408)	$(24,804)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	3,262	844
Amortization of deferred financing fees and debt discount	161	346
Bad debt expense	242	—
Stock-based compensation expense	4,343	3,098
Increase in inventory reserves	319	—
Loss on extinguishment of debt	—	2,598
Change in fair value of warrant liabilities and derivatives	(5,997)	3,899
Changes in operating assets and liabilities:
Accounts receivable	1,383	818
Inventory	(5,220)	(24,851)
Prepaid expenses and other current assets	(69)	(1,329)
Other assets	(11)	(337)
Accounts payable and accrued expenses	(2,497)	(13,683)
Deferred revenue	2,932	3,478
Operating lease liabilities	(746)	—
Other liabilities	(119)	(11,948)
Net cash used in operating activities	(17,425)	(61,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,735)	(8,305)
Net cash used in investing activities	(4,735)	(8,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of finance fees	—	(494)
Payments of transaction costs	—	(24,667)
Payment of deferred underwriting fees	—	(8,902)
Payment of finance lease obligations	(153)	(150)
Proceeds from equity infusion from the Merger, net of redemptions	—	227,092
Proceeds from PIPE issuance	—	200,000
Proceeds from the exercise of stock options	154	197
Proceeds from the exercise of warrants	—	104
Payments of long-term debt	—	(39,457)
Net cash provided by financing activities	1	353,723

Effect of exchange rate changes on cash	5	2

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(22,154)	283,547
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	201,679	39,731
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$179,525	$323,278

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	177,242	321,000
Restricted cash - Other noncurrent assets	2,283	2,278
Total cash, cash equivalents and restricted cash	$179,525	$323,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,717	$1,552
Cash paid for interest	$73	$702
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Establishment of operating lease	$24,576	$—
Conversion of preferred stock to common stock	$—	$59,987
Issuance of common stock related to convertible notes	$—	$12,793
Capital contribution related to extinguishment of debt	$—	$688
See notes to condensed consolidated financial statements

BARK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
BARK, Inc. (the “Company”), a Delaware corporation formerly known as The Original BARK Company and, prior to the Merger, Northern Star Acquisition Corp. ("Northern Star"), is an omnichannel brand serving dogs across the four key categories of Play, Food, Health and Home. The Company is located and headquartered in New York, New York.
Following the closing of the business combination discussed in Note 3 “Merger”, the Company changed its name to “The Original BARK Company,” and in November 2021 changed its name to BARK, Inc.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of BARK, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended March 31, 2022 and 2021 contained in the Annual Report on Form 10-K filed with the SEC on May 31, 2022.
The consolidated balance sheet as of March 31, 2022, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, required on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2023, or any other period.
There have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of March 31, 2022 and 2021.
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
The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s use of estimates as described in the audited consolidated financial statements as of March 31, 2022.

Impact of the COVID-19 Pandemic—The Company is closely monitoring the impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19 on the U.S. and global economies and on the Company’s operating results, financial condition and cash flows. The estimates of the impact COVID-19 may have on the Company’s business may change based on new information that may emerge concerning COVID-19, the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. The Company has not incurred any significant impairment losses in the carrying values of its assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that could require the Company to revise the estimates reflected in its condensed consolidated financial statements.
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At June 30, 2022 and March 31, 2022, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Public warrant liability(1)	$1,616	$—	$—	$1,616
Private warrant liability(1)	—	866	—	866
	$1,616	$866	$—	$2,482

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Public warrant liability(1)	$5,516	$—	$—	$5,516
Private warrant liability(1)	—	2,963	—	2,963
	$5,516	$2,963	$—	$8,479
______________
(1)Included in accrued and other current liabilities.

The Company’s warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit issued during the Company’s initial public offering on November 10, 2020 (the “IPO”), warrants sold in a private placement to Northern Star’s sponsor (the “Private Warrants”), and preferred share warrants issued by Legacy BARK which were assumed by the Company in connection with the Merger and exchanged into warrants for BARK common stock (the “Common Stock Warrants”). All of the Common Stock Warrants have been exercised and are no longer outstanding.
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
Restricted Cash—The Company has restricted cash with its primary bank related to customs bonds required for the importing of goods. As of June 30, 2022 and March 31, 2022, the Company has classified $2.3 million and $2.3 million within other noncurrent assets, as restricted cash.
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
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For three months ended June 30, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had three customers that accounted for 51% and two customers that accounted for 59% of gross accounts receivable as of June 30, 2022 and March 31, 2022, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 9.7% and 10.4% of total revenue for the three months June 30, 2022 and 2021, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended June 30, 2022 and 2021, the Company had two suppliers that accounted for 29% of total finished goods purchased and three suppliers that accounted for 40% of total finished goods purchased, respectively. The Company had two suppliers that accounted for 27% of the accounts payable balance and two suppliers that accounted for 26% of the accounts payable balance as of June 30, 2022 and March 31, 2022, respectively.

Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This update amends and simplifies the accounting for income taxes by eliminating certain exceptions in existing guidance related to performing intraperiod tax allocation, calculating interim period taxes, and recognizing deferred taxes for investments. The update also provides new guidance to reduce complexity in certain areas. The Company adopted this guidance on April 1, 2022. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by removing major separation models required under current guidance. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those annual reporting periods, with early adoption permitted. The Company adopted this guidance on April 1, 2022. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
3.MERGER
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

Additionally, at the Closing:
•the conversion obligations with respect to Legacy BARK’s 5.50% convertible senior secured notes due 2025 (the “2025 Convertible Notes”) were assumed by the Company and the 2025 Convertible Notes became convertible at the election of the holders into shares of the Company's common stock. As of the Closing, the 2025 Convertible Notes were convertible at the election of the holder into an aggregate of 7,713,121 shares of the Company's common stock based on the then outstanding principal and accrued interest. The 2025 Convertible Notes are still outstanding as of June 30, 2022;
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

4.REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generates revenue through its Direct to Consumer segment which consists of product sales of monthly subscription boxes, as well as sales through its website, BarkShop.com, and its Commerce segment generates revenue from product sales to retailers and through marketplaces. The Company’s standard payment terms vary but do not result in a significant delay between the timing of invoice and payment. The Company occasionally negotiates other payment terms during the contracting process for its retail business. The Company has elected the practical expedient to not adjust the total consideration within a contract to reflect a financing component when the duration of the financing is one year or less.
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended
	June 30,
	2022	2021
Revenue
Direct to Consumer:
Toys and treats subscription	$114,400	$103,089
Other	3,997	2,287
Total Direct to Consumer	$118,397	$105,376
Commerce	12,753	12,230
Revenue	$131,150	$117,606
Contract Liability
The Company’s contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.

Contractual liabilities included in deferred revenue were $34.5 million and $31.5 million as of June 30, 2022 and March 31, 2022, respectively.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. Performance obligations are satisfied as of a point in time when control of promised goods are transferred to customers. The Company has elected to not disclose information related to remaining performance obligations due to their original expected terms being one year or less.
5.DEBT
As of June 30, 2022 and March 31, 2022, long-term debt consisted of the following (in thousands):

	As of June 30,	As of March 31,
	2022	2022
2025 Convertible Notes	$79,171	$79,171
Less: deferred financing fees and debt discount	(2,824)	(2,981)
Total long-term debt	$76,347	$76,190

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
The Company used approximately $27.6 million of the net proceeds from the sale of the 2025 Convertible Notes to repay the previously outstanding term loans with Western Alliance Bank and Pinnacle, which included $2.0 million of early repayment fees related to the Pinnacle loan.
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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of June 30, 2022. Therefore, the Company did not record a derivative liability related to these features as of June 30, 2022. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.

As of June 30, 2022 and March 31, 2022, the Company had $79.2 million and $79.2 million of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement respectively.
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
On November 27, 2020, the Company repaid the outstanding $10.0 million principal of the term loan with Western Alliance Bank, as well as $0.2 million of early repayment fees, using proceeds from the issuance of the 2025 Convertible Notes (the “2025 Convertible Notes”). See further discussion of the 2025 Convertible Notes issuance above.
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
On June 30, 2022, the Company and Western Alliance entered into the thirteenth loan and security modification agreement, which extended the Credit Facility maturity date to July 15, 2022.
On August 3, 2022, the Company and Western Alliance entered in the fourteenth loan and security modification agreement, which extended the Credit Facility maturity date to May 31, 2023.
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
As of June 30, 2022 and March 31, 2022, there are no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million is available to be borrowed by the Company if or when needed through the termination date of the agreement of May 31, 2023.

Under the terms of this Credit Facility, the Company is required to comply with certain financial and nonfinancial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western Alliance Agreement. As of June 30, 2022 and March 31, 2022, the Company was compliant with its financial covenants.

6.    STOCK-BASED COMPENSATION PLANS
Equity Incentive Plans
The Barkbox, Inc. 2011 Stock Incentive Plan (as amended from time to time, the “2011 Plan”) provides for the award of stock options and other equity interests in the Company to directors, officers, employees, advisors or consultants of the Company.
On June 1, 2021, in connection with the Merger, the 2021 Equity Incentive Plan (the “2021 Plan”) became effective and 16,929,505 authorized shares of common stock were reserved for issuance thereunder. In addition, pursuant to the terms of the Merger Agreement, on the Closing Date of the Merger, options to purchase shares of Legacy BARK’s common stock previously issued under the 2011 Plan were converted into options to purchase an aggregate of 29,390,344 shares of BARK common stock. As of June 30, 2022, 13,119,424 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no more shares available for grant under the 2011 Plan.
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
Employee Stock Purchase Plan
In June 2021, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective. The 2021 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 3,385,901 shares of common stock have been reserved for future issuance under the 2021 ESPP. On the first day of each fiscal year commencing on April 1, 2022 and ending on (and including) March 31, 2041, the aggregate number of shares of common stock that may be issued under the ESPP shall increase by a number, determined by the Company's board of directors on or before May 1st of such fiscal year, not to exceed the lesser of (i) one percent (1%) of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year or (ii) 1,500,000 shares of common stock. If the board of directors does not determine to increase the aggregate number of shares of common stock in the ESPP by May 1st of such fiscal year, such increase shall be zero. As of June 30, 2022, no shares have been issued under the 2021 ESPP.
Stock Option Activity
During the three months ended June 30, 2022 the Company granted to its employees equity awards to purchase an aggregate of 1,039,544 shares of common stock with a weighted average exercise price of $3.45 vesting over a four-year period.

Restricted Stock Unit (“RSU”) Activity
During the three months ended June 30, 2022 the Company granted to its employees 4,877,500 RSUs for the purchase of common stock. Each RSU will vest based on continued service which is generally four years. The grant date fair value of the award will be recognized as compensation expense over the requisite service period. The fair value of the RSUs was estimated on the date of grant based on the fair value of the Company’s common stock.
Market-based Award
On April 15, 2022, pursuant to the 2021 Equity Incentive Plan, the Company granted its CEO a market condition performance option awards for the purchase of up to 600,000 shares of the Company’s common stock. The award had a grant date fair value of approximately $0.7 million using a Monte Carlo simulation model. Options under this market-based award will vest based on achievement of stock price targets of the Company's common stock. The right to purchase 200,000 shares of common stock under the option vest when the stock price meets or exceeds $8.00 per share for 30 consecutive days, the right to purchase 200,000 shares of common stock under the option vest when the stock price meets or exceeds $12.00 per share for 30 consecutive days, and the right to purchase 200,000 shares of common stock under the option when vest the stock price meets or exceeds $16.00 per share for 30 consecutive days. These market-based conditions must be met in order for this option award to vest, and it is therefore possible that no awards would ultimately vest. The Company will recognize compensation expense for this award regardless of whether such conditions are met. The fair value is expensed over the requisite service period.
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by function for the three months ended June 30, 2022 and 2021, which includes expense related to options and restricted stock units (in thousands):

	Three months ended
	June 30,
	2022	2021
General and administrative	$4,038	$3,070
Advertising and marketing	305	28
Total stock-based compensation expense	$4,343	$3,098

7.    LEASES
The Company has operating leases for its offices and fulfillment centers. Fulfillment and customer service centers and corporate office leases expire at various dates through 2038, excluding renewal options.
On October 29, 2021, the Company entered into a lease agreement for a new office space in New York, New York which will become its new company headquarters. In accordance with the ASC 842 guidance, the lease is classified as an operating lease. This lease for office space is intended to replace our current headquarters in New York, New York. The new lease will require total lease payments of $39.8 million with a lease term of 16.5 years, excluding renewal options. Rent expense will be recorded on a straight-line basis over the lease term.
Lease payments will be required beginning October 1, 2023, however, the Company took initial possession of the new headquarters on April 1, 2022 to begin constructing leasehold improvements, which resulted in a right-of-use asset of $17.0 million, other current asset of $7.6 million and corresponding operating lease liability of $24.6 million, and commencement of operating lease expense. We shall have the right to sublease all, or a portion, of this leased office space provided that certain terms and conditions are met.
The Company also leases certain equipment under operating and finance leases. The terms of equipment leases are generally 5 years and do not contain renewal options. These finance leases expire at various dates through 2026.
The Company’s finance leases as of June 30, 2022 and March 31, 2022 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.
The following schedule represents the components of the Company’s operating and finance lease assets (in thousands):

Leases	Classification	June 30, 2022	March 31, 2022

Assets
Operating	Operating lease right-of-use assets	$45,157	$29,552
Total operating lease assets		$45,157	$29,552
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,182	$5,060
Operating lease liabilities (non-current)	Operating lease liabilities	$52,558	$28,847
Total operating lease liabilities		$57,740	$33,907
For the three months ended June 30, 2022 assets acquired in exchange for new operating lease liabilities was $17.0 million. Lease expense primarily pertains to operating lease cost. Lease expense for operating leases was $2.2 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively. The aforementioned lease expense was included within general and administrative expenses in the condensed consolidated statements of operations.
Cash flows used in operating activities related to operating leases was approximately $0.7 million for the three months ended June 30, 2022.
8.    COMMITMENT AND CONTINGENCIES
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
9.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three months ended June 30, 2022 and 2021 due to the expected loss before income taxes to be incurred for the fiscal year ended March 31, 2023, and actual loss before income taxes incurred for the fiscal year ended March 31, 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

10.    OTHER INCOME (EXPENSE)—NET
Other income (expense)—net consisted of the following:

	Three Months Ended June 30,
	2022	2021
Other income (expense)—net:
Other income	$123	$112
Change in fair value of warrants	5,996	(3,899)
Loss on extinguishment of debt	—	(2,598)
	$6,119	$(6,385)
11.    NET LOSS PER SHARE
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(15,408)	$(24,804)
Denominator:
Weighted average common shares outstanding—basic and diluted	175,491,912	108,762,540

Net loss per share attributable to common stockholders - basic and diluted	$(0.09)	$(0.23)
For the three months ended June 30, 2022 and 2021, the Company’s potential dilutive securities, which include stock options, RSUs, warrants and convertible notes have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months ended June 30, 2022 and 2021.
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at June 30, 2022 and 2021 from the computation of diluted net loss per share attributable to common shareholders for the three months ended June 30, 2022 and 2021 because including them would have had an anti-dilutive effect.

	As of
	June 30,
	2022	2021
Stock options to purchase common stock	17,112,678	29,225,320
Restricted stock units	7,992,518	—
Warrants to purchase common stock	13,036,333	13,347,417
2025 convertible notes as converted to common stock	8,171,058	7,744,063
The Company also had convertible notes outstanding for the three months ended June 30, 2022, which could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three months ended June 30, 2022, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 5, “Debt,” for additional details.
12.    SEGMENTS
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
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Direct to Consumer:
Revenue	$118,397	$105,376
Cost of revenue	47,148	40,819
Gross profit	71,249	64,557
Commerce:
Revenue	12,753	12,230
Cost of revenue	8,188	6,996
Gross profit	4,565	5,234
Consolidated:
Revenue	131,150	117,606
Cost of revenue	55,336	47,815
Gross profit	$75,814	$69,791

13.    SUBSEQUENT EVENTS
On August 3, 2022, the Company and Western Alliance entered in the fourteenth loan and security modification agreement, which extended the Credit Facility maturity date to May 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2022 contained in the Annual Report on Form 10-K filed with the SEC on May 31, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three months ended June 30, 2022 and 2021, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
Overview
Founded in 2011, BARK is the world’s most dog-centric company, devoted to making dogs happy with the best products, services and content. Our dog-obsessed team applies its data-driven understanding of what makes each dog special by designing playstyle-specific toys, satisfying treats, great food for your dog’s breed, effective and easy to use dental care, and dog-first experiences that foster the health and happiness of dogs everywhere. We aim to build lifelong relationships with our customers and their pups in order to drive strong customer retention and lifetime value. BARK loyally serves dogs with themed toys and treats subscriptions, BarkBox and BARK Super Chewer; custom product collections through retail partners, including Target and Amazon; high-quality, nutritious meals made for your breed with BARK Food; and products that meet dogs’ dental needs with BARK Bright. As a direct to consumer-first company, our growing data and machine-learning capabilities inform future product development and enable BARK to provide personalized experiences and product offerings for dog parents nationwide.
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

	Three Months Ended June 30,

	2022	2021
Subscription Shipments (in thousands)	3,811	3,608
Active Subscriptions (in thousands)	2,276	1,952
New Subscriptions (in thousands)	259	280
CAC	$50.80	$48.36
LTV:CAC	4.5x	5.0x
Average Order Value	$31.07	$29.21
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
BARK Bright—BARK Bright revenue consists of sales of our health and wellness solutions, with our initial product being a dental solution, sold primarily through monthly subscriptions. Subscription revenue is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box. Revenue for BARK Bright sales to retailers and through marketplaces is recognized at a point in time as controls is transferred to the customer upon delivery of goods..
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
Retail—Retail revenue consists of sales of individual BARK toys, treats, and BARK Bright health and wellness solutions, mainly through major retailers. Revenue is recognized at a point in time as control is transferred to the customer upon the delivery of goods.
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
General and Administrative
General and administrative expenses consist primarily of compensation and benefits costs, including stock-based compensation expense, office expense, including rent, insurance, professional service fees, and other general overhead costs including depreciation and amortization of right-of-use, fixed and intangible assets, account management support teams, and commissions. General and administrative expenses also include fees charged by third parties that provide payment processing services, fulfillment costs, which represent costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to receiving, inspecting, picking, packaging and preparing customer orders for shipment, outbound freight costs associated with shipping orders to customers, and responding to inquiries from customers.
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

Results of Operations
We operate in two reportable segments to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our condensed consolidated financial statements for the three months ended June 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2022	2021	% Change
	(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Loss Data:
Revenue
Direct to Consumer	$118,397	$105,376	12.4%
Commerce	12,753	12,230	4.3%
Total revenue	131,150	117,606	11.5%
Cost of revenue
Direct to Consumer	47,148	40,819	15.5%
Commerce	8,188	6,996	17.0%
Total cost of revenue	55,336	47,815	15.7%
Gross profit	75,814	69,791	8.6%
Operating expenses:
General and administrative	79,589	69,471	14.6%
Advertising and marketing	16,363	17,178	(4.7)%
Total operating expenses	95,952	86,649	10.7%
Loss from operations	(20,138)	(16,858)	19.5%
Interest expense	(1,389)	(1,561)	(11.0)%
Other income (expense), net	6,119	(6,385)	N/M
Net Loss before income taxes	(15,408)	(24,804)	(37.9)%
Provision for income taxes	—	—	0.0%
Net Loss and comprehensive loss	$(15,408)	$(24,804)	(37.9)%

N/M means not meaningful.

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021
Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$118,397	$105,376	$13,021	12.4%
Commerce	12,753	12,230	523	4.3%
Total revenue	$131,150	$117,606	$13,544	11.5%
Percentage of Revenue
Direct to Consumer	90.3%	89.6%
Commerce	9.7%	10.4%
Direct to Consumer revenue increased by $13.0 million, or 12.4%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by a 5.6% or 0.2 million increase in Subscription Shipments, in addition to a 6.4% increase in average order value.
Commerce revenue increased by $0.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by volume increases amongst existing retailer partners, as well as the addition of new retail partners since June 30, 2021.
Gross Profit

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	71,249	64,557	6,692	10.4%
Commerce	4,565	5,234	(669)	(12.8)%
Total gross profit	$75,814	$69,791	$6,023	8.6%
Percentage of revenue	57.8%	59.3%
Direct to Consumer gross profit increased by $6.7 million while Commerce gross profit decreased by $0.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in Direct to Consumer gross profit is primarily due to increased revenue of $13.0 million. The decrease in Commerce gross profit is primarily attributable to increased slotting fees for new retail accounts and higher than average customer chargebacks resulting from supply chain delays.
Gross profit as a percentage of revenue decreased 1.5% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily due to increased costs related to inbound freight.

Operating Expenses
General and Administrative Expense

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	( in thousands)
General and administrative	$79,589	$69,471	$10,118	14.6%
Percentage of revenue	60.7%	59.1%
General and administrative expense increased by $10.1 million, or 14.6%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase during the period was primarily due to: increased fulfillment and shipping costs of $6.9 million attributable to the 5.6% increase in Subscription Shipments and increased third-party shipping rates; increased compensation expense of $3.7 million due to an increase in headcount, including increased total stock-based compensation expense of $1.2 million; increased donation expense of $1.4 million; increased depreciation and amortization expense of $1.0 million attributable to additional fulfillment centers; increased software expense of $0.8 million attributable to an increase in headcount; increased office expenses of $0.6 million; and increased insurance expense of $0.4 million. The increase in general and administrative expenses was offset by a decrease in professional and legal fees of $5.0 million attributable to costs incurred in the prior year associated with the merger.

Advertising and Marketing

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	( in thousands)
Advertising and marketing	$16,363	$17,178	$(815)	(4.7)%
Percentage of revenue	12.5%	14.6%
Advertising and marketing expense decreased by $0.8 million, or 4.7%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease during the period is attributable to a Company reduction in marketing spend.
Interest Expense

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	( in thousands)
Interest expense	$(1,389)	$(1,561)	$172	(11.0)%
Percentage of revenue	(1.1)%	(1.3)%
Interest expense decreased by $0.2 million, or 11.0%, for the three months ended June 30, 2022 compared to the three months June 30, 2021. This decrease was due primarily to lower non-cash interest in connection with our convertible promissory notes during the the three months ended June 30, 2021.

Other Income (Expense), Net

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	( in thousands)
Other income (expense), net	$6,119	$(6,385)	$12,504	N/M
Percentage of revenue	4.7%	(5.4)%
N/M means not meaningful.
Other income (expense) increased by $12.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase in other income (expense), net, was primarily due to the $6.0 million of income compared to $3.9 million expense related to the changes in fair value of our warrant liabilities during the periods ended June 30, 2022 and June 30, 2021, respectively. Additionally, the Company incurred $2.6 million loss on extinguishment of debt during the three months ended June 30, 2021.
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
We calculate Adjusted Net Income (Loss) as net income (loss), adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax expense, (4) one-time transaction costs associated with the financing and merger, (5) noncash duplicate rent expense incurred during the relocation of our corporate headquarters, (6) executive transition costs, and (7) loss on extinguishment of debt.
We calculate Adjusted Net Income (Loss) Margin by dividing Adjusted Net Income (Loss) for the period by Revenue for the period.
We calculate Adjusted Net Income (Loss) Per Common Share by dividing Adjusted Net Income (Loss) for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.
We calculate Adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest expense, (2) depreciation and amortization, (3) stock-based compensation expense, (4) change in fair value of warrants and derivatives, (5) sales and use tax expense, (6) one-time transaction costs associated with the financing and merger, (7) noncash duplicate rent expense incurred during the relocation of our corporate headquarters, (8) executive transition costs, (9) loss on extinguishment of debt.
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
The Non-GAAP Measures are presented for supplemental informational purposes only, have limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of the Non-GAAP Measures include that (1) the measures do not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-

cash charges, the underlying assets may need to be replaced and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect these capital expenditures, (3) Adjusted EBITDA and Adjusted EBITDA Margin do not consider the impact of stock-based compensation expense, which is an ongoing expense for our company and (4) Adjusted EBITDA and Adjusted EBITDA Margin do not reflect other non-operating expenses, including interest expense. In addition, our use of the Non-GAAP Measures may not be comparable to similarly titled measures of other companies because they may not calculate the Non-GAAP Measures in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider the Non-GAAP Measures alongside other financial measures, including our net income (loss) and other results stated in accordance with GAAP.
The following table presents a reconciliation of Adjusted Net Loss to net loss, the most directly comparable financial measure stated in accordance with GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net Loss

	Three Months Ended June 30,
	2022	2021
	(in thousands, except per share data)
Net loss	$(15,408)	$(24,804)
Stock-based compensation expense	4,343	3,098
Change in fair value of warrants and derivatives	(5,996)	3,899
Sales and use tax expense (1)	(83)	—
Transaction costs (2)	—	5,198
Loss on extinguishment of debt	—	2,598
Executive transition costs (3)	106	—
Duplicate headquarters rent (4)	603	—
Adjusted net loss	$(16,435)	$(10,011)
Net loss margin	(11.75)%	(21.09)%
Adjusted net loss margin	(12.53)%	(8.51)%

Adjusted net loss per common share - basic and diluted	$(0.09)	$(0.09)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	175,491,912	108,762,540

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Net loss	$(15,408)	$(24,804)
Interest expense	1,389	1,561
Depreciation and amortization expense	2,016	844
Stock-based compensation expense	4,343	3,098
Change in fair value of warrants and derivatives	(5,996)	3,899
Sales and use tax expense (1)	(83)	—
Transaction costs (2)	—	5,198
Loss on extinguishment of debt	—	2,598
Executive transition costs (3)	106	—
Duplicate headquarters rent (4)	603	—
Adjusted EBITDA	$(13,030)	$(7,607)
Net loss margin	(11.75)%	(21.09)%
Adjusted EBITDA margin	(9.94)%	(6.47)%

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
(3) Executive transition costs includes recruiting expenses incurred by the Company.
(4)Noncash duplicate rent expense incurred during the relocation of our corporate headquarters.

Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of June 30, 2022, we had cash and cash equivalents of approximately $177.2 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.

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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of June 30, 2022. Therefore, the Company did not record a derivative liability related to these features at June 30, 2022. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of June 30, 2022 and March 31, 2022, the Company had $79.2 million of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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
On June 30, 2022, the Company and Western Alliance entered into the thirteenth loan and security modification agreement, which extended the Credit Facility maturity date to July 15, 2022.
On August 3, 2022, the Company and Western Alliance entered in the fourteenth loan and security modification agreement, which extended the Credit Facility maturity date to May 31, 2023.
The interest rate for borrowings under the Credit Facility, as amended, is equal to (i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time (the “Prime Rate”) and 5.25%, plus (ii) half of one percent (0.50%), per annum.
The Credit Facility has a borrowing base subject to an amount equal to eighty percent (80.00%) of the Company’s trailing three months of subscription revenue. Western Alliance has a firstpriority perfected security interest in substantially all of the Company’s assets, including its rights to its intellectual property.
As of June 30, 2022 and March 31, 2022, the Company had no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million is available to be borrowed by the Company if or when needed through the termination date of the agreement of May 31, 2023.
Under the terms of this Credit Facility, the Company is required to comply with certain financial and nonfinancial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western Alliance Agreement. As of June 30, 2022 and March 31, 2022, the Company was compliant with its financial covenants.

Cash Flows
Comparison of the Three Months Ended June 30, 2022 and 2021.
The following table summarizes our cash flows for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in by operating activities	$(17,425)	$(61,871)
Net cash used in investing activities	(4,735)	(8,305)
Net cash provided by financing activities	1	353,723
Net increase (decrease) in cash and restricted cash	$(22,154)	$283,547
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
For the three months ended June 30, 2022, net cash used in operating activities was $17.4 million. The $17.4 million of net cash used in operating activities consisted of net loss of $15.4 million adjusted for non-cash charges totaling $2.3 million and a net decrease of $4.3 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $6.0 million for changes in fair value of warrants, $4.3 million for stock based compensation, and $3.3 million for depreciation and amortization. The decrease in our net operating assets and liabilities was driven by the changes in inventory of $5.2 million to support current demand, accounts payable and accrued expenses of $2.5 million related to increased expenditures to support general business growth, as well as the timing of payments, other liabilities of $0.1 million, and prepaid expenses and other current assets of $0.1 million. The decrease in our net operating assets and liabilities was partially offset by the change in deferred revenue of $2.9 million, and accounts receivable of $1.4 million.
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
Cash flows used in Investing Activities
For the three months ended June 30, 2022 and 2021, net cash used in investing activities was $4.7 million and $8.3 million, respectively, primarily due to capital expenditures.
Cash flows provided by Financing Activities
For the three months ended June 30, 2022, net cash provided by financing activities was de minimis as the payment of capital leases of $0.2 million was offset by proceeds from the exercise of stock options of $0.2 million.
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
Except as described in Note 2, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements Adopted,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto for the year ended March 31, 2022 contained in the Annual Report on Form 10-K filed with the SEC on May 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $177.2 million as of June 30, 2022. We do not participate in any investment activities. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of June 30, 2022 there are no outstanding borrowings under the Credit Facility. We monitor our cost of borrowing under our facility, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Western Alliance Agreement for all periods presented would not have a material impact on our consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses identified and described below.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).
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
In the course of preparing the financial statements for the fiscal year ended March 31, 2022 BARK identified material weaknesses related to:
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

We are designing and implementing improved processes and controls for requesting, authorizing, and reviewing user access and activity, and changes to key information systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required. This implementation will include the addition of preventive control activities associated with user access and change management within our key applications which impact our financial reporting, as well as certain detective controls which review user access and activity logs.
We have hired external consultants with appropriate internal controls experience to assist us in further analysis of the design and implementation of certain internal controls, including the assessment and mitigation of incompatible duties and roles, to address the identified deficiencies.
We are in the process of improving and updating our inventory management system, process and controls,
We have acquired access to additional technical accounting research tools and we have implemented a more formal process for the identification, analysis, documentation and review of the proper application of US GAAP accounting,
We are in the process of formalizing the review and documentation of certain accounting processes, including account reconciliations.
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
Changes in Internal Control over Financial Reporting
Except as disclosed above, there were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to, and are presently involved in, litigation and other legal proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results.
ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this quarterly report on Form 10-Q, including our condensed consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this quarterly report on Form 10-Q. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This quarterly report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See "Cautionary Note Regarding Forward-Looking Statements.”
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
In order to expand our customer base, we must appeal to customers who have historically purchased their dog products from other retailers, such as traditional brick and mortar retailers or the websites of our competitors. While we believe that many of our new customers originate from word-of-mouth and other non-paid referrals from our current customers, we have made, and expect to continue to make, significant investments to acquire new customers. We must be able to appropriately, effectively and efficiently allocate our marketing investment for multiple products, including: accurately identifying, targeting and reaching our audience of current and potential customers with our marketing messages; selecting the right marketplace, media and specific media vehicle in which to advertise; adapting quickly to changes in the algorithmic logic, privacy policies, and other procedures used by search engines, social media platforms and other third party platforms; identifying the most effective and efficient level of spending in each marketplace, media and specific media vehicle; determining the appropriate creative message and media mix for advertising, marketing and promotional expenditures; managing marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs; differentiating our products as compared to other products; creating greater brand awareness; driving traffic to our website, and websites of our retail partners and adapting our marketing tactics as e-commerce, search, and social networking evolve. Also, search engines, social media platforms frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. Moreover, a search engine or social media platform could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in search query results. In addition, social networking and e-commerce channels continue to rapidly evolve, including with regard to their policies and procedures, and we may be unable to cost-effectively develop or maintain a presence within these channels. If the costs of acquiring new customers exceeds our expectations, we may not be able to acquire the necessary number of customers who purchase products in volumes sufficient to grow our business and generate the scale necessary to achieve operational efficiency and/or our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to maintain a high level of customer engagement or protect our brand and reputation.
Our strong customer relationships and our brand and reputation are the basis for the high-level customer engagement that drives increases to our average order volume and our overall growth. A significant portion of our revenue is recurring revenue from subscription customers, especially those customers who are highly engaged and purchase our add-to-box offerings or our other offerings, such as BARK Food and BARK Bright. Maintaining and protecting our brand and reputation depends largely on our ability to provide our customers with an engaging and personalized customer experience, including valued services, high-quality merchandise, appropriate prices and access to highly-trained customer support representatives. Customer complaints or negative reviews or publicity about our products, services, merchandise, monthly themes, delivery times, or customer support, especially on social media platforms, could harm our brand and reputation and diminish customer use of our services and the trust that our customers place in us. Also, if our customers no longer find our products appealing or appropriately priced, they may make fewer purchases and may cancel their subscriptions or stop purchasing products. Even if our existing customers continue to find our offerings appealing, they may decide to reduce their subscription and purchase less merchandise over time as their interest in new dog products declines. Failure to maintain our high level of engagement and protect our brand and reputation with our customers would cause our revenue to decrease, which could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to accurately predict consumer trends, successfully introduce new products, improve existing products, or expand into new offerings.
Our growth depends, in part, on our ability to successfully introduce new products to our existing BarkBox and Super Chewer subscriptions and to introduce new product lines, including BARK Home (everyday products), BARK Bright (dental, health and wellness), and BARK Food (personalized food blend), and to improve and reposition our existing products to meet the requirements of our customers and the needs of their dogs. To be successful, we must accurately predict and respond to evolving consumer trends, demands and preferences, including predicting monthly themes for our BarkBox and Super Chewer subscriptions, that will resonate with customers as timely and clever. The development and introduction of new products and expansion into new offerings also involves considerable costs. Any new product or offering may not generate sufficient customer interest to become a profitable product or to cover the costs of its development and promotion and could result in a decrease in customer retention, a reduction in purchases or negatively affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, or create new offerings, that respond to changes in customer requirements and preferences, or if our new product introductions, repositioned products, or new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, or our revenue, margins and profitability may decline or not improve, which could materially adversely affect on our business, financial condition and results of operations.

Our success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.
Our ability to maintain our competitive position is largely dependent on the contributions of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such employees is competitive, in particular, due to the labor market effects from the COVID-19 pandemic. Qualified employees are in high demand and we may incur significant costs to attract and retain these employees. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could impede our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry could be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations could be materially adversely affected.
We face challenges due to our reliance on third party sales channels to sell and distribute our products.
We sell some of our products through a network of retailers and e-tailers (in addition to our direct sales channel). Our products are available through Amazon.com as well as in retail locations including Target, Petco, PetSmart, Costco, Walmart and CVS, and many others. We depend on these indirect sales channel partners to distribute and sell our products to dog parents, which subjects us to a number of challenges, including:
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
Our business depends on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include a high rate of inflation and general uncertainty regarding the overall future political and economic environment; higher levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; global pandemics, including the COVID-19 pandemic and the loosening of restrictions as the pandemic conditions improve; fluctuating fuel and other energy costs; and fluctuating commodity prices. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease when those programs or circumstances end. In addition, economic conditions in certain regions may be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Any decline in consumer discretionary spending could negatively impact our revenue, which could have a material adverse effect on our business, financial condition and results of operations.
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
We have limited control over our suppliers, contract manufacturers, and logistics partners, which subjects us to the following challenges, many of which have materialized due to the COVID-19 pandemic, including: failure to satisfy demand for our products; reduced control over delivery timing, product reliability, the manufacturing process and components used in our products; limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions; variance in the manufacturing capability of our third-party manufacturers; price increases; failure of a significant supplier, manufacturer, or logistics partner to perform its obligations for technical, market, or other reasons; misappropriation of our intellectual property; changes in local economic conditions in the jurisdictions where our suppliers, manufacturers, and logistics partners are located; the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners. If we fail to meet the challenges described above, our business and future operating results will be materially adversely affected.
Shipping, which is subject to numerous risks, is a critical part of our business.
We currently rely on third-party national, regional and local logistics providers to deliver our products. We may not be able to negotiate acceptable pricing and other terms with these providers, or these providers may experience performance problems or other difficulties in processing our orders or delivering our products to customers. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, natural disasters, fire, flood, power loss, earthquakes, pandemics, acts of war or terrorism or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying our products. Further, due to the continuing spread of COVID-19 and related governmental work and travel restrictions, there may be disruptions and delays in national, regional and local shipping, which may negatively impact our subscribers’ and customers’ experience. Changes to the terms of our shipping arrangements and delays or failures in delivery of our products may have a material adverse effect on our margins and profitability, which could adversely affect our business, financial condition and results of operations.
We may be unable to manage the complexities created by our omnichannel operations.
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
Our ability to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner requires an effective planning and management process and certain other automated management and accounting systems. We currently do not have an integrated enterprise resource planning system and certain other automated management and accounting systems. We periodically update our operations and financial systems, procedures and controls; however, our current procedures that may not scale proportionately with our business growth or with becoming a public company. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. Failure to implement in a timely manner appropriate internal systems, procedures and controls could materially and adversely affect our business, financial condition and results of operations.

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
The dog products and services retail industry, in particular on the Internet, is highly competitive and we expect this competition to continue to increase. We compete with pet product retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers. We also compete with a number of specialty dog supply stores and independent dog stores, catalog retailers and other specialty e-tailers. As we expand our offerings, such as our BARK Food line, we will face additional competition. In the dog food category, there are numerous brands and products that compete for shelf space and sales, with competition based primarily upon brand recognition as well as loyalty, product packaging, quality and innovation, taste, nutrition, breadth of product line, price and convenience. Many of these current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do, allowing our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), allowing them to build larger customer bases or generate gross profit from their customer bases more effectively than we do. Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. If we fail to compete effectively, or are required to offer promotions and other incentives or adopt more aggressive pricing strategies, our operating margins could decrease, which could materially adversely affect our business, financial condition and operating results.
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
We may be adversely affected by changes in tax laws, rules or regulations.
Existing tax laws, rules or regulations are subject to interpretation by tax authorities or amendment, repeal, or new enactments. For example, the 2018 U.S. Supreme Court decision in South Dakota v. Wayfair, Inc. required us to collect sales tax in many jurisdictions despite our lack of a physical presence in such jurisdictions. Also, the 2017 Tax Cuts and Jobs Act may limit our ability to use our substantial net operating losses to offset potential future taxable income, which is further dependent upon by our ability to generate taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. We are currently monitoring changes in the tax landscape, however it is difficult to predict whether such changes could materially adversely affect our financial condition and results of operations.
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
In the course of preparing our financial statements for fiscal year 2022, our management identified material weaknesses in our internal control over financial reporting. These material weaknesses include: (i) the insufficient review of account reconciliations for certain account balances; (ii) the lack of formalized processes and controls around inventory management; (iii) the improper accounting for the review of complex or non-routine transactions; and (iv) the lack of effective internal controls around change management and those internal controls that would restrict access to financial systems to appropriate users and ensure that appropriate segregation of duties is maintained. Specifically, certain change management controls were not adhered to, and certain personnel had access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. In addition, certain financial personnel had incompatible duties which allowed for the creation, review and processing of certain financial data without independent review and authorization. The material weakness set forth in this (iv) affects substantially all financial statement accounts. We will not be able to fully remediate these material weaknesses until the appropriate steps have been completed and have been operating effectively for a sufficient period of time, see “Item 4 - Controls and Procedures.”
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
We currently have options, RSUs and warrants outstanding that are convertible into shares of our common stock. In addition, our 2025 Convertible Notes are convertible based on outstanding principal balance and accrued interest. We also have the ability to issue equity awards that are convertible into shares of our common stock under our 2021 Equity Incentive Plan and under our Employee Stock Purchase Plan, see footnote 5 — Debt, and footnote 6 — Stock-Based Compensation Plans, to our consolidated financial statements set forth in this quarterly report on Form 10-Q. We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would dilute our existing shareholders and may cause the market price of our common stock to decline.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
No.	Description of Exhibit	Filed or Furnished Herewith	Form	File No.	Date Filed
4.1	Supplemental Indenture #1, dated as of April 30, 2021, between Legacy BARK, BarkPark, LLC and Barkretail, LLC		S-1	333-257306	6/23/2021
4.2	Supplemental Indenture #2, dated as of June 2, 2021, between Bark, Bark International, LLC and The Original Bark Company Pty Ltd		S-1	333-257306	6/23/2021
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BARK, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARK, Inc.

August 09, 2022	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

August 09, 2022	/s/ Howard Yeaton
Howard Yeaton
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)