Form 10-Q
period 2022-09-30
Bark, Inc.
filed 2022-11-09
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39691
BARK, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1872418
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
221 Canal Street
New York, NY, 10013
(855) 501-2275
(Address of Principal Executive Offices)
(855) 501-2275
(Registrant’s telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, there were 177,234,463 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including, without limitation, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, the sufficiency of our cash and cash equivalents for our continued operations, market acceptance and the anticipated success of our business model, and our ability to expand the scope of our offerings. These statements are based on management's current expectations, but actual results may differ materially due to various factors.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	March 31,
	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$166,310	$199,397
Accounts receivable—net	17,346	9,752
Prepaid expenses and other current assets	12,314	5,878
Inventory	160,634	153,115
Total current assets	356,604	368,142
PROPERTY AND EQUIPMENT—NET	36,485	28,128
INTANGIBLE ASSETS—NET	3,489	3,837
OPERATING LEASE RIGHT-OF-USE ASSETS	43,854	29,552
OTHER NONCURRENT ASSETS	4,422	4,402
TOTAL ASSETS	$444,854	$434,061
LIABILITIES, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,275	$36,834
Operating lease liabilities, current	5,250	5,060
Accrued and other current liabilities	31,918	35,168
Deferred revenue	28,882	31,549
Total current liabilities	111,325	108,611
LONG-TERM DEBT	76,517	76,190
OPERATING LEASE LIABILITIES	51,724	28,847
OTHER LONG-TERM LIABILITIES	5,181	3,352
Total liabilities	244,747	217,000
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 177,101,991 shares issued and outstanding as of September 30, 2022 and 500,000,000 shares authorized; 175,290,143 shares issued and outstanding as of March 31, 2022.	1	1
Additional paid-in capital	474,404	465,313
Accumulated deficit	(274,298)	(248,253)
Total stockholders’ equity	200,107	217,061
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$444,854	$434,061
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
REVENUE	$143,814	$120,162	$274,964	$237,768
COST OF REVENUE	63,473	50,276	118,809	98,091
Gross profit	80,341	69,886	156,155	139,677
OPERATING EXPENSES:
General and administrative	74,156	68,235	153,745	137,734
Advertising and marketing	15,331	17,075	31,694	34,225
Total operating expenses	89,487	85,310	185,439	171,959
LOSS FROM OPERATIONS	(9,146)	(15,424)	(29,284)	(32,282)
INTEREST EXPENSE	(1,340)	(1,296)	(2,728)	(2,857)
OTHER INCOME (EXPENSE)—NET	(153)	23,175	5,965	16,790
NET INCOME (LOSS) BEFORE INCOME TAXES	(10,639)	6,455	(26,047)	(18,349)
PROVISION FOR INCOME TAXES	—	—	—	—
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(10,639)	$6,455	$(26,047)	$(18,349)

Net income (loss) per common share attributable to common stockholders—basic	$(0.06)	$0.04	$(0.15)	$(0.13)
Weighted average common shares used to compute net income (loss) per share attributable to common stockholders—basic	176,463,723	169,173,509	175,980,473	139,133,082
Net income (loss) per common share attributable to common stockholders—diluted	$(0.06)	$0.04	$(0.15)	$(0.13)
Weighted average common shares used to compute net income (loss) per share attributable to common stockholders—diluted	176,463,723	177,011,446	175,980,473	139,133,082

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - July 1, 2022	176,098,718	$1	$469,810	$(263,656)	$206,155
Net loss	—	—	—	(10,639)	(10,639)
Issuance for stock options exercised	763,200	—	742	—	742
Issuance for restricted stock units vested	240,073	—	—	—	—
Stock-based compensation	—	—	3,852	—	3,852
Cumulative translation adjustment	—	—	—	(3)	(3)
Balance - September 30, 2022	177,101,991	$1	$474,404	$(274,298)	$200,107

Six months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - April 1, 2022	175,290,143	$1	$465,313	$(248,253)	$217,061
Net loss	—	—	—	(26,047)	(26,047)
Issuance for stock options exercised	1,465,376	—	896	—	896
Issuance for restricted stock units vested	346,472	—	—	—	—
Stock-based compensation	—	—	8,195	—	8,195
Cumulative translation adjustment	—	—	—	2	2
Balance - September 30, 2022	177,101,991	$1	$474,404	$(274,298)	$200,107

                                             BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

Three months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance-July 1, 2021	166,704,484	$1	$446,602	$(204,756)	$241,847
Net Income	—	—	—	6,455	6,455
Issuance for stock options exercised	2,657,749	—	934	—	934
Issuance for warrants exercised	1,700,468	—	915	—	915
Restricted shares vesting	6,852	—	—	—	—
Stock-based compensation expense	—	—	3,729	—	3,729
Cumulative translation adjustment	—	—	—	(1)	(1)
Balance-September 30, 2021	171,069,553	$1	$452,180	$(198,302)	$253,879

Six months ended September 30, 2021
	Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-April 1, 2021	7,752,515	59,987	5,498,588	—	259,953	(4,764)	25,748	(179,954)	(158,970)
Retroactive application of recapitalization	—	—	42,573,189	—	(259,953)	4,764	(4,764)	—	—
BALANCE-April 1, 2021, as revised	7,752,515	59,987	48,071,777	—	—	—	20,984	(179,954)	(158,970)
Net loss	—	—	—	—	—	—	—	(18,349)	(18,349)
Issuance for stock options exercised	—	—	3,082,133	—	—	—	1,131	—	1,131
Issuance for warrants exercised	—	—	1,931,621	—	—	—	1,019	—	1,019
Restricted shares vesting	—	—	6,852	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,827	—	6,827
Conversion of Preferred Shares	(7,752,515)	(59,987)	7,752,515	—	—	—	59,987	—	59,987
Conversion of Convertible Notes	—	—	1,135,713	—	—	—	11,976	—	11,976
PIPE Issuance	—	—	20,000,000	—	—	—	200,000	—	200,000
Net equity infusion from the Merger	—	—	89,088,942	1	—	—	150,256	—	150,257
Cumulative translation adjustment	—	—	—	—	—	—	—	1	1
Balance-September 30, 2021	—	—	171,069,553	1	—	—	452,180	(198,302)	253,879

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,047)	$(18,349)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	4,017	1,801
Amortization of right-of-use assets	2,485	—
Gain on sale of assets	(20)	—
Amortization of deferred financing fees and debt discount	326	523
Bad debt expense	554	—
Stock-based compensation expense	8,195	6,827
Provision for inventory reserves	95	—
Loss on extinguishment of debt	—	2,598
Loss on exercise of equity classified warrants	—	303
Change in fair value of warrant liabilities and derivatives	(4,959)	(24,391)
Changes in operating assets and liabilities:
Accounts receivable	(8,148)	(1,976)
Inventory	(7,615)	(52,863)
Prepaid expenses and other current assets	(484)	(2,185)
Other assets	(16)	(314)
Accounts payable and accrued expenses	14,368	(15,269)
Deferred revenue	(2,667)	1,221
Proceeds from tenant improvement allowances	1,628	—
Operating lease liabilities	(1,510)	—
Other liabilities	235	(5,945)
Net cash used in operating activities	(19,563)	(108,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,108)	(11,003)
Net cash used in investing activities	(14,108)	(11,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of finance fees	—	(622)
Payments of transaction costs	—	(24,909)
Payment of deferred underwriting fees	—	(8,902)
Payment of finance lease obligations	(310)	(286)
Proceeds from equity infusion from the Merger, net of redemptions	—	227,092
Proceeds from PIPE Issuance	—	200,000
Proceeds from the exercise of stock options	896	1,131
Proceeds from the exercise of warrants	—	121
Payments of long-term debt	—	(39,457)
Net cash provided by financing activities	586	354,168

Effect of exchange rate changes on cash	2	1

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(33,083)	235,146
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	201,679	39,731
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$168,596	$274,877

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	166,310	272,599
Restricted cash - Other noncurrent assets	2,286	2,278
Total cash, cash equivalents and restricted cash	$168,596	$274,877

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,311	$150
Cash paid for interest	$154	$677
Cash paid for sales tax	$—	$20,551
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Establishment of operating lease	$24,576	$—
Conversion of preferred stock to common stock	$—	$59,987
Issuance of common stock related to convertible notes	$—	$12,793
Capital contribution related to extinguishment of debt	$—	$688
Issuance of common stock related to cashless exercise of liability classified warrants	$—	$595
See notes to condensed consolidated financial statements

BARK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
BARK, Inc. (the “Company”), a Delaware corporation formerly known as The Original BARK Company and, prior to the Merger (as defined below in Note 3), Northern Star Acquisition Corp. ("Northern Star"), is an omnichannel brand serving dogs across the four key categories of Play, Food, Health and Home. The Company is located and headquartered in New York, New York.
Following the closing of the business combination discussed in Note 3 below, the Company changed its name to “The Original BARK Company,” and in November 2021 changed its name to BARK, Inc.

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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months and six months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2023, or any other period.
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

Impact of the COVID-19 Pandemic—The Company continues to monitor the impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19 on the U.S. and global economies and on the Company’s operating results, financial condition and cash flows. The estimates of the impact COVID-19 may have on the Company’s business may change based on new information that may emerge concerning COVID-19, the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. The Company has not incurred any significant impairment losses in the carrying values of its assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that could require the Company to revise the estimates reflected in its condensed consolidated financial statements.
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At September 30, 2022 and March 31, 2022, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Public warrant liability(1)	$2,289	$—	$—	$2,289
Private warrant liability(1)	—	1,231	—	1,231
	$2,289	$1,231	$—	$3,520

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Public warrant liability(1)	$5,516	$—	$—	$5,516
Private warrant liability(1)	—	2,963	—	2,963
	$5,516	$2,963	$—	$8,479
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
The Company evaluated its warrants under Accounting Standards Codification (“ASC”) ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the warrants have been recorded as current liabilities on the balance sheet at fair value upon issuance, with subsequent changes in their respective fair values recognized in other income, net on the condensed consolidated statements of operations and comprehensive income (loss) at each reporting date. See further disclosure on the change in fair value of Public and Private Warrant liabilities within Note 10, “Other Income (Expense) - Net.”
Restricted Cash—The Company has restricted cash with its primary bank related to customs bonds required for the importing of goods. As of September 30, 2022 and March 31, 2022, the Company has classified $2.3 million and $2.3 million, respectively, within other noncurrent assets, as restricted cash.
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
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three and six months ended September 30, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 48% and two customers that accounted for 59% of gross accounts receivable as of September 30, 2022 and March 31, 2022, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 18.3% and 14.2% of total revenue for the three and six months ended September 30, 2022, respectively, and 10.8% and 11.1% of total revenue for the three and six months ended September 30, 2021, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended September 30, 2022 and 2021, the Company had two suppliers that accounted for 32% of total finished goods purchased and one supplier that accounted for 22% of total finished goods purchased, respectively. During the six months ended September 30, 2022 and 2021, the Company had two suppliers that accounted for 31% of total finished goods purchased and two suppliers that accounted for 33% of total finished goods purchased, respectively. The Company had three supplier that accounted for 44% of the accounts payable balance and two suppliers that accounted for 26% of the accounts payable balance as of September 30, 2022 and March 31, 2022, respectively.
Recent Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This update amends and simplifies the accounting for income taxes by eliminating certain exceptions in existing guidance related to performing intraperiod tax allocation, calculating interim period taxes, and recognizing deferred taxes for investments. The update also provides new guidance to reduce complexity in certain areas. The Company adopted this guidance on April 1, 2022. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
3.MERGER
On June 1, 2021 (the “Closing Date”), Northern Star completed the acquisition of Barkbox, Inc. (“Legacy BARK” and the acquisition, the “Merger”), a Delaware corporation, pursuant to that certain Agreement and Plan of Reorganization (the “Merger Agreement”), dated December 16, 2020, by and among Northern Star, NSAC Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of Northern Star (“Merger Sub”), and Legacy Bark.
Immediately upon the consummation of the Merger and the other transactions contemplated by the Merger Agreement (collectively, the “Transactions” and the consummation of the Transactions, the “Closing”), Merger Sub merged with and into Legacy BARK, with Legacy BARK surviving the Business Combination as a wholly-owned subsidiary of the Company. In connection with the Transactions, the Company changed its name to “The Original BARK Company,” and in November 2021 changed its name to BARK, Inc.
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
Additionally, at the Closing:
•the conversion obligations with respect to Legacy BARK’s 5.50% convertible senior secured notes due 2025 (the “2025 Convertible Notes”) were assumed by the Company and the 2025 Convertible Notes became convertible at the election of the holders into shares of the Company's common stock. As of the Closing, the 2025 Convertible Notes were convertible at the election of the holder into an aggregate of 7,713,121 shares of the Company's common stock based on the then outstanding principal and accrued interest. The 2025 Convertible Notes are still outstanding as of September 30, 2022;
•certain investors (the “PIPE Investors”) purchased an aggregate of 20,000,000 shares of the Company's common stock in a private placement at a price of $10.00 per share for an aggregate purchase price of $200.0 million (the “PIPE Issuance”);
•each of the 6,358,750 outstanding shares of Northern Star’s Class B common stock were converted into a share of the Company's common stock on a one-for-one basis. Each outstanding warrant of Northern Star entitles the holder to purchase shares of the Company's common stock at a price of $11.50 per share beginning on November 13, 2021; and
•the Company amended and restated its amended and restated certificate of incorporation, increasing the number of shares of common stock the Company is authorized to issue to 500,000,000 shares.

4.REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generates revenue through its Direct to Consumer segment which consists of product sales of monthly subscription boxes, as well as sales through its website, BarkShop.com, and its Commerce segment which generates revenue from product sales to retailers and through marketplaces. The Company’s standard payment terms vary but do not result in a significant delay between the timing of invoice and payment. The Company occasionally negotiates other payment terms during the contracting process for its retail business. The Company has elected the practical expedient to not adjust the total consideration within a contract to reflect a financing component when the duration of the financing is one year or less.

Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three and six months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Direct to Consumer:
Toys and treats subscription	$113,004	$103,985	$227,403	$207,074
Other	4,543	2,832	8,541	5,119
Total Direct to Consumer	$117,547	$106,817	$235,944	$212,193
Commerce	26,267	13,345	39,020	25,575
Revenue	$143,814	$120,162	$274,964	$237,768
Contract Liability
The Company’s contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.
Deferred revenue was $28.9 million and $31.5 million as of September 30, 2022 and March 31, 2022, respectively.
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
5.DEBT
As of September 30, 2022 and March 31, 2022, long-term debt consisted of the following (in thousands):

	As of September 30,	As of March 31,
	2022	2022
2025 Convertible Notes	$79,171	$79,171
Less: deferred financing fees and debt discount	(2,654)	(2,981)
Total long-term debt	$76,517	$76,190

2025 Convertible Notes
On November 27, 2020, the Company issued $75.0 million aggregate principal amount of 2025 Convertible Notes (the “2025 Convertible Notes”) to Magnetar Capital, LLC (“Magnetar”) under an indenture, dated as of November 27, 2020, between Legacy BARK and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Company received net proceeds of approximately $74.7 million from the sale of the 2025 Convertible Notes, after deducting fees and expenses of approximately $0.3 million. The Company recorded the expenses as a discount to the note and will amortize the expenses over the term of the note. The 2025 Convertible Notes will mature on December 1, 2025, unless earlier converted, redeemed or repurchased.
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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of September 30, 2022. Therefore, the Company did not record a derivative liability related to these features as of September 30, 2022. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of each of September 30, 2022 and March 31, 2022, the Company had $79.2 million of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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
On November 27, 2020, the Company repaid the outstanding $10.0 million principal of the term loan with Western Alliance Bank, as well as $0.2 million of early repayment fees, using proceeds from the issuance of the 2025 Convertible Notes. See further discussion of the 2025 Convertible Notes issuance above.
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
On August 3, 2022, the Company and Western Alliance entered into the fourteenth loan and security modification agreement, which extended the Credit Facility maturity date to May 31, 2023.
The interest rate for borrowings under the Credit Facility, as amended, is equal to (i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time (the “Prime Rate”) and 5.25%, plus (ii) half of one percent (0.50%), per annum.
The Credit Facility has a borrowing base subject to an amount equal to eighty percent (80.00%) of the Company’s trailing three months of subscription revenue when a collateral audit is performed and (60.00%) when no such collateral audit is performed. Western Alliance has first perfected security in substantially all of the Company’s assets, including its rights to its intellectual property.
As of September 30, 2022 and March 31, 2022, there were no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million is available to be borrowed by the Company if or when needed through the termination date of the agreement of May 31, 2023.
Under the terms of this Credit Facility, the Company is required to comply with certain financial and nonfinancial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western Alliance Agreement. As of September 30, 2022 and March 31, 2022, the Company was compliant with its financial covenants.

6.    STOCK-BASED COMPENSATION PLANS
Equity Incentive Plans
The Barkbox, Inc. 2011 Stock Incentive Plan (as amended from time to time, the “2011 Plan”) provides for the award of stock options and other equity interests in the Company to directors, officers, employees, advisors or consultants of the Company.
On June 1, 2021, in connection with the Merger, the 2021 Equity Incentive Plan (the “2021 Plan”) became effective and 16,929,505 authorized shares of common stock were reserved for issuance thereunder. In addition, pursuant to the terms of the Merger Agreement, on the Closing Date of the Merger, options to purchase shares of Legacy BARK’s common stock previously issued under the 2011 Plan were converted into options to purchase an aggregate of 29,390,344 shares of BARK common stock. As of September 30, 2022, 12,948,967 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no more shares available for grant under the 2011 Plan.
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
The 2011 and 2021 Plans (together, the “Plans”) are administered by the Company’s Compensation Committee of its Board of Directors (the “Compensation Committee”). The exercise prices, vesting and other restrictions are determined by the Board of Directors (the “Board”), except that the exercise price per share of a stock option may not be less than 100% of the fair value of the common share on the date of grant. Stock options awarded under the Plans typically expire 10 years after the date of the grant and generally have vesting conditions of 25% on the first anniversary of the date of grant and 75% on a monthly basis at a rate of 1/36th unless otherwise determined by the Compensation Committee. Restricted stock units (“RSU”) awarded under the plan for the purchase of common stock will vest based on continued service which is generally four years. The grant date fair value of the award will be recognized as compensation expense over the requisite service period. The fair value of the RSUs is estimated on the date of grant based on the fair value of the Company’s common stock. The Plans provide that the Compensation Committee shall determine the vesting conditions of awards granted under the Plans, and the Compensation Committee has from time to time approved vesting schedules for certain awards that deviate from the vesting conditions described in the previous sentence.
Employee Stock Purchase Plan
In June 2021, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective. The 2021 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 3,385,901 shares of common stock have been reserved for future issuance under the 2021 ESPP. On the first day of each fiscal year commencing on April 1, 2022 and ending on (and including) March 31, 2041, the aggregate number of shares of common stock that may be issued under the ESPP shall increase by a number, determined by the Company's board of directors on or before May 1st of such fiscal year, not to exceed the lesser of (i) one percent (1%) of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year or (ii) 1,500,000 shares of common stock. If the Board of Directors does not determine to increase the aggregate number of shares of common stock in the ESPP by May 1st of such fiscal year, such increase shall be zero. As of September 30, 2022, no shares have been issued under the 2021 ESPP.
Stock Option Activity
During the six months ended September 30, 2022 the Company granted to its employees equity awards to purchase an aggregate of 1,342,574 shares of common stock with a weighted average exercise price of $3.16 vesting over a four-year period.
Restricted Stock Unit (“RSU”) Activity
During the six months ended September 30, 2022 the Company granted to its employees RSUs for the purchase of 6,313,931 shares of common stock.
Market-based Award
On April 15, 2022, pursuant to the 2021 Plan, the Company granted its CEO a market condition performance option award for the purchase of up to 600,000 shares of the Company’s common stock. The award had a grant date fair value of approximately $0.7 million using a Monte Carlo simulation model. Options under this market-based award will vest based on achievement of stock price targets of the Company's common stock. The right to purchase 200,000 shares of common stock under the options vest when the stock price meets or exceeds $8.00 per share for 30 consecutive days, the right to purchase 200,000 shares of common stock under the options vest when the stock price meets or exceeds $12.00 per share for 30 consecutive days, and the right to purchase 200,000 shares of common stock under the options vests when the stock price meets or exceeds $16.00 per share for 30 consecutive days. These market-based conditions must be met in order for this option award to vest, and it is therefore possible that no awards would ultimately vest. The Company will recognize compensation expense for this award regardless of whether such conditions are met. The fair value is expensed over the requisite service period.
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by function for the three and six months ended September 30, 2022 and 2021, which includes expense related to options and restricted stock units (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative	$3,545	$1,501	$7,583	$2,398
Advertising and marketing	307	2,228	612	4,428
Total stock-based compensation expense	$3,852	$3,729	$8,195	$6,827

7.    LEASES
The Company has operating leases for its offices and fulfillment centers. Fulfillment and customer service centers and corporate office leases expire at various dates through 2038, excluding renewal options.
On October 29, 2021, the Company entered into a lease agreement for a new office space in New York, New York which will become its new company headquarters. In accordance with ASC 842, Leases, the lease is classified as an operating lease. This lease for office space is intended to replace the Company’s lease arrangements at it’s current headquarters in New York, New York. The new lease will require total lease payments of $39.8 million with a lease term of 16.5 years, excluding renewal options. Rent expense will be recorded on a straight-line basis over the lease term.
Lease payments will be required beginning October 1, 2023, however, the Company took initial possession of the new headquarters on April 1, 2022 to begin constructing leasehold improvements, which resulted in an initial recording of a right-of-use asset of $17.0 million, other current asset of $7.6 million and corresponding operating lease liability of $24.6 million, and commencement of operating lease expense. The Company has the right to sublease all, or a portion, of this leased office space provided that certain terms and conditions are met.
The Company also leases certain equipment under operating and finance leases. The terms of equipment leases are generally five years and do not contain renewal options. These finance leases expire at various dates through 2026.
The Company’s finance leases as of September 30, 2022 and March 31, 2022 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets (in thousands):

		As of	As of
Leases	Classification	September 30, 2022	March 31, 2022

Assets
Operating	Operating lease right-of-use assets	$43,854	$29,552
Total operating lease assets		$43,854	$29,552
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,250	$5,060
Operating lease liabilities (non-current)	Operating lease liabilities	$51,724	$28,847
Total operating lease liabilities		$56,974	$33,907
For the six months ended September 30, 2022 assets acquired in exchange for new operating lease liabilities was $17.0 million. Lease expense primarily pertains to operating lease cost. Lease expense for operating leases was $2.3 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. Lease expense for operating leases was $4.5 million and $2.2 million for the six months ended September 30, 2022 and 2021, respectively. These lease expenses were included within general and administrative expenses in the condensed consolidated statements of operations.
Cash flows used in operating activities related to operating leases was approximately $1.5 million for the six months ended September 30, 2022.
8.    COMMITMENTS AND CONTINGENCIES
Litigation
On September 1, 2022, plaintiff Amber Farmer filed a complaint against BarkBox, Inc., in the U.S. District Court for the Central District of California. Farmer v. BarkBox, Inc., No. 2:22-cv-06242 (C.D. Cal.). The plaintiff alleges that BarkBox violates California’s Automatic Renewal Law, Unfair Competition Law, and Consumers Legal Remedies Act by failing to adequately disclose the automatic renewal of BarkBox’s subscription plans. The plaintiff seeks to represent a class containing all consumers who purchased a subscription from BarkBox in California. We filed a Motion to Dismiss and Motion to Compel Arbitration on November 4, 2022. While we intend to vigorously defend against this litigation, this case is at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.
In addition, we are from time to time subject to, and are presently involved in, litigation and other legal proceedings in the ordinary course of business. While it is not possible to determine the outcome of any legal proceedings brought against us, we believe that, except for the matter described above, there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results. Our view and estimate related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.

9.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three months or six months ended September 30, 2022 and 2021 due to the expected loss before income taxes to be incurred for the fiscal year ended March 31, 2023, and actual loss before income taxes incurred for the fiscal year ended March 31, 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
10.    OTHER INCOME (EXPENSE)—NET
Other income (expense)—net consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Other income (expense)—net:
Other income	$885	$71	$1,006	$183
Change in fair value of warrants	(1,038)	23,407	4,959	19,508
Loss on extinguishment of debt	—	—	—	(2,598)
Loss on warrant exercise	—	(303)	—	(303)
	$(153)	$23,175	$5,965	$16,790
11.    NET LOSS PER SHARE
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders—basic and diluted	$(10,639)	$6,455	$(26,047)	$(18,349)
Denominator:
Weighted average common shares outstanding—basic	176,463,723	169,173,509	175,980,473	139,133,082
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options to purchase common stock	—	5,858,268	—	—
Effect of potentially dilutive restricted stock units	—	1,979,669	—	—
Weighted average common shares outstanding—diluted	176,463,723	177,011,446	175,980,473	139,133,082
Net income (loss) per share attributable to common stockholders
Net income (loss) per share attributable to common stockholders - basic	$(0.06)	$0.04	$(0.15)	$(0.13)
Net income (loss) per share attributable to common stockholders - diluted	$(0.06)	$0.04	$(0.15)	$(0.13)
For the three months ended September 30, 2022, the Company’s potential dilutive securities, which include stock options, RSUs, warrants and convertible notes have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. As the Company had net income attributable to common shareholders for the three months ended September 30, 2021, the Company’s potential dilutive securities, which include stock options, and RSUs for the purchase of common stock, were included in the calculation of diluted net income per share attributable to common stockholders. The Company’s 13,036,333 outstanding warrants to purchase common stock, and notes which would convert to 7,847,188 shares as of September 30, 2021 have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.
For the six months ended September 30, 2022 and 2021, the Company’s potential dilutive securities, which include stock options, RSUs, warrants and convertible notes have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the six months ended September 30, 2022 and 2021.
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at September 30, 2022 and 2021 from the computation of diluted net loss per share attributable to common shareholders for the three and six months ended September 30, 2022 and 2021 because including them would have had an anti-dilutive effect.

	Three months ended		Six months ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options to purchase common stock	16,030,898	20,811,019	16,030,898	26,669,287
Restricted stock units	8,278,983	—	8,278,983	1,979,669
Warrants to purchase common stock	13,036,333	13,036,333	13,036,333	13,036,333
2025 Convertible Notes as converted to common stock	8,279,918	7,847,188	8,279,918	7,847,188

The Company also had convertible notes outstanding for the three and six months ended September 30, 2022, which could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three and six months ended September 30, 2022, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 5, “Debt,” for additional details.
12.    SEGMENTS
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has two reportable segments: Direct to Consumer and Commerce. The Direct to Consumer segment derives revenue from the sale of BarkBox, Super Chewer, BARK Bright and BARK Food subscriptions, as well as product line sales through the Company’s website, BarkShop. The Commerce segment derives revenue from the sale of toys, BARK Bright and BARK Home products through major retailers and online marketplaces. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. There are no internal revenue transactions between the Company’s segments.
The Chief Executive Officer, as the chief operating decision maker (“CODM”) reviews revenue and gross profit for both of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segments.

Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Direct to Consumer:
Revenue	$117,547	$106,817	$235,944	$212,193
Cost of revenue	45,936	42,499	93,084	83,319
Gross profit	71,611	64,318	142,860	128,874
Commerce:
Revenue	26,267	13,345	39,020	25,575
Cost of revenue	17,537	7,777	25,725	14,772
Gross profit	8,730	5,568	13,295	10,803
Consolidated:
Revenue	143,814	120,162	274,964	237,768
Cost of revenue	63,473	50,276	118,809	98,091
Gross profit	$80,341	$69,886	$156,155	$139,677

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2022 contained in the Annual Report on Form 10-K filed with the SEC on May 31, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended September 30, 2022 and 2021, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
Overview
Founded in 2011, BARK is the world’s most dog-centric company, devoted to making dogs happy with the best products, services and content. Our dog-obsessed team applies its data-driven understanding of what makes each dog special by designing playstyle-specific toys, satisfying treats, great food for your dog’s breed, effective and easy to use dental care, and dog-first experiences that foster the health and happiness of dogs everywhere. We aim to build lifelong relationships with our customers and their pups in order to drive strong customer retention and lifetime value. BARK loyally serves dogs with themed toys and treats subscriptions, BarkBox and BARK Super Chewer; custom product collections through retail partners, including Target, Costco, and Walmart; high-quality, nutritious meals made for your breed with BARK Food; and products that meet dogs’ dental needs with BARK Bright. As a direct to consumer-first company, our growing data and machine-learning capabilities inform future product development and enable BARK to provide personalized experiences and product offerings for dog parents nationwide.
Impact of COVID-19 and other Global Conditions
The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments related to the geographic spread of the disease, the duration and severity of the outbreak, travel restrictions, required social distancing, governmental mandates, business closures or governmental or business disruptions, and the effectiveness of actions taken in the United States and other countries to prevent, contain and treat the virus and any additional government stimulus programs. These impacts are highly uncertain and cannot be predicted.
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
In the past, we have experienced increases in inbound freight costs due to the challenges in the import market, as transpacific ships and trade lanes continue to be overburdened with volume and experience a significant shortage of equipment and capacity due to the COVID-19 pandemic. Increases in freight costs and supply chain disruptions may continue and could impact our business, in particular as a result of global conditions that are created or driven by market factors or international events, such as increased inflation and the war in the Ukraine.

In 2022, various central banks around the world (including the Federal Reserve in the United States) raised interest rates. While these rate increases have not had a significant adverse impact on our financial condition to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact us in the future. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. We continue to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.
In addition, although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced limited constraints in availability and increasing costs required to obtain some materials and supplies due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, our business has not been materially impacted by the conflict, however, as the conflict continues or worsens, it may impact our business, financial condition or results of operations.
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

	Three Months Ended September 30,		Six Months Ended September 30,

	2022	2021	2022	2021
Subscription Shipments (in thousands)	3,653	3,593	7,464	7,201
Active Subscriptions (in thousands)	2,241	2,089	2,241	2,089
New Subscriptions (in thousands)	218	271	477	551
CAC	$53.19	$51.71	$51.89	$50.01
LTV:CAC	5.5x	4.9x	5.0x	5.0x
Average Order Value	$32.18	$29.73	$31.61	$29.47
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
Components of Our Results of Operations
We operate with two reportable segments: Direct to Consumer and Commerce, to reflect the way our Chief Executive Officer, as the chief operating decision maker (“CODM”) reviews and assesses the performance of the business.
Revenue
Direct to Consumer
Direct to Consumer revenue consists of product sales through our monthly subscription boxes, as well as sales through our website, BarkShop.com (“BarkShop”):
Toys and Treats Subscriptions—Our principal revenue generating products consist of a tailored assortment of premium and highly durable toys and treats sold through our BarkBox and Super Chewer monthly subscriptions. BarkBox and Super Chewer subscription rates vary based on the type of subscription plan selected by the customer, with Super Chewer’s price point being slightly higher based on additional costs of the more durable product, but resulting in similar gross margins. Subscription plans are offered as monthly, six month or annual commitments. Subscription revenue, including charges for shipping when applicable, is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box.
On a monthly basis, toys and treats subscription customers have the option to purchase additional toys, treats, or essential products to add to their respective subscription boxes, through our add to box (“ATB”) offering. ATB revenue is recognized at a point in time as control is transferred to the customer upon delivery of goods to the subscriber.
BARK Bright—BARK Bright revenue consists of sales of our health and wellness solutions, with our initial product being a dental solution, sold primarily through monthly subscriptions. Subscription revenue is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box. Revenue for BARK Bright sales to retailers and through marketplaces is recognized at a point in time as controls is transferred to the customer upon delivery of goods.
BARK Food—BARK Food revenue consists of sales of healthy meals and accessories tailored to the dietary needs and individuality of specific breeds to help them lead happy and healthy lives. Customers are incentivized to subscribe to recurring shipments, however, BARK Food can also be purchased one-time. Revenue is recognized at a point in time, as control is transferred to the customer upon delivery of goods.

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
Retail—Retail revenue consists of sales of individual toys, BARK Bright, and BARK Home products, mainly through major retailers. Revenue is recognized at a point in time as control is transferred to the customer upon the delivery of goods.
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

Results of Operations
We operate in two reportable segments to reflect the way our CODM reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our condensed consolidated financial statements for the three and six months ended September 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Income (Loss) Data:
Revenue
Direct to Consumer	$117,547	$106,817	10.0%	$235,944	$212,193	11.2%
Commerce	26,267	13,345	96.8%	39,020	25,575	52.6%
Total revenue	143,814	120,162	19.7%	274,964	237,768	15.6%
Cost of revenue
Direct to Consumer	45,936	42,499	8.1%	93,084	83,319	11.7%
Commerce	17,537	7,777	125.5%	25,725	14,772	74.1%
Total cost of revenue	63,473	50,276	26.2%	118,809	98,091	21.1%
Gross profit	80,341	69,886	15.0%	156,155	139,677	11.8%
Operating expenses:
General and administrative	74,156	68,235	8.7%	153,745	137,734	11.6%
Advertising and marketing	15,331	17,075	(10.2)%	31,694	34,225	(7.4)%
Total operating expenses	89,487	85,310	4.9%	185,439	171,959	7.8%
Loss from operations	(9,146)	(15,424)	(40.7)%	(29,284)	(32,282)	N/M
Interest expense	(1,340)	(1,296)	3.4%	(2,728)	(2,857)	(4.5)%
Other income (expense), net	(153)	23,175	N/M	5,965	16,790	N/M
Net Income (Loss) before income taxes	(10,639)	6,455	(264.8)%	(26,047)	(18,349)	42.0%
Provision for income taxes	—	—	0.0%	—	—	0.0%
Net Income (Loss) and comprehensive loss	$(10,639)	$6,455	(264.8)%	$(26,047)	$(18,349)	42.0%

N/M means not meaningful.

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021
Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$117,547	$106,817	$10,730	10.0%
Commerce	26,267	13,345	12,922	96.8%
Total revenue	$143,814	$120,162	$23,652	19.7%
Percentage of Revenue
Direct to Consumer	81.7%	88.9%
Commerce	18.3%	11.1%
Direct to Consumer revenue increased by $10.7 million, or 10.0%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily driven by a 1.7% or 0.1 million increase in Subscription Shipments, in addition to a 8.2% increase in average order value.
Commerce revenue increased by $12.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily driven by volume increases and an acceleration in timing of seasonal product orders which in prior years shipped in our third quarter.
Gross Profit

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$71,611	$64,318	$7,293	11.3%
Commerce	8,730	5,568	3,162	56.8%
Total gross profit	$80,341	$69,886	$10,455	15.0%
Percentage of revenue	55.9%	58.2%
Direct to Consumer gross profit increased by $7.3 million while Commerce gross profit increased by $3.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in Direct to Consumer gross profit is primarily due to increased revenue of $10.7 million. The increase in Commerce gross profit is primarily attributable to volume increases and shifts in timing of orders amongst existing retail partners, as well as the addition of new retail partners since September 30, 2021.
Gross profit as a percentage of revenue decreased 230 basis points for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease is primarily attributable to the larger percent of revenue derived from our commerce business in the most recent period. Direct to Consumer gross margin was 60.9%, 70 basis points higher than the same period last year, while commerce gross margin was 33.2%, as compared to 41.7% in the same period last year. The decrease in commerce gross margin is primarily attributable to promotions embedded within seasonal product orders that occurred during the second quarter of the current fiscal year as opposed to the third quarter in prior years.

Operating Expenses
General and Administrative Expense

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	( in thousands)
General and administrative	$74,156	$68,235	$5,921	8.7%
Percentage of revenue	51.6%	56.8%
General and administrative expense increased by $5.9 million, or 8.7%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase during the period was primarily due to: increased fulfillment and shipping costs of $1.9 million attributable to the 1.7% increase in Subscription Shipments; increased compensation expense of $2.7 million due to an increase in headcount; increased depreciation and amortization expense of $1.1 million attributable to additional fulfillment centers; increased software expense of $0.6 million attributable to an increase in headcount. The increase in general and administrative expenses was offset by a decrease in professional and legal fees of $1.2 million attributable to costs incurred in the prior year associated with the merger.
Advertising and Marketing

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	( in thousands)
Advertising and marketing	$15,331	$17,075	$(1,744)	(10.2)%
Percentage of revenue	10.7%	14.2%
Advertising and marketing expense decreased by $1.7 million, or 10.2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease during the period is attributable to a lower media spend in connection with acquiring approximately 53 thousand less subscribers during the period.
Interest Expense

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	( in thousands)
Interest expense	$(1,340)	$(1,296)	$(44)	3.4%
Percentage of revenue	(0.9)%	(1.1)%
Interest expense increased by less than $0.1 million, or 3.4%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was due primarily to higher noncash interest associated with the Company’s 2025 Convertible Notes.

Other Income (Expense), Net

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	( in thousands)
Other income (expense), net	$(153)	$23,175	$(23,328)	N/M
Percentage of revenue	(0.1)%	19.3%
N/M means not meaningful.
Other income (expense), net decreased by $23.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease in other income (expense), net, was primarily due to a decrease of $24.4 million of other income related to the changes in fair value of our warrant liabilities offset by an increase of approximately $0.8 million primarily related to a state workforce incentive.

Comparison of the Six Months Ended September 30, 2022 and September 30, 2021
Revenue

	Six Months Ended September 30,
	2022	2021	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$235,944	$212,193	$23,751	11.2%
Commerce	39,020	25,575	13,445	52.6%
Total revenue	$274,964	$237,768	$37,196	15.6%
Percentage of Revenue
Direct to Consumer	85.8%	89.2%
Commerce	14.2%	10.8%

Direct to Consumer revenue increased by $23.8 million, or 11.2%, for the six months ended September 30, 2022 compared to the six months ended September 30, 2021. This increase was primarily driven by the 3.7% or 0.3 million increase in Subscription Shipments, in addition to a 7.3% increase in average order value during the period.
Commerce revenue increased by $13.4 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021. This increase was primarily driven by the addition of new retail partners since September 30, 2021, as well as volume increases amongst existing retailer partners during the period.

Gross Profit

	Six Months Ended September 30,
	2022	2021	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$142,860	$128,874	$13,986	10.9%
Commerce	13,295	10,803	2,492	23.1%
Total gross profit	$156,155	$139,677	$16,478	11.8%
Percentage of revenue	56.8%	58.7%
Direct to Consumer and Commerce gross profit increased by $14.0 million and $2.5 million, respectively, for the six months ended September 30, 2022 compared to the six months ended September 30, 2021, driven by the $37.2 million increase in revenue during the period.
Gross profit as a percentage of revenue decreased 190 basis points for the six months ended September 30, 2022 compared to the six months ended September 30, 2021. This decrease was primarily due to the greater share of revenue derived from our commerce business.
Operating Expenses
General and Administrative Expense

	Six Months Ended September 30,
	2022	2021	$ Change	% Change
	( in thousands)
General and administrative	$153,745	$137,734	$16,011	11.6%
Percentage of revenue	55.9%	57.9%
General and administrative expense increased by $16.0 million, or 11.6%, for the six months ended September 30, 2022 compared to the six months ended September 30, 2021. This increase during the period was primarily due to: increased fulfillment and shipping costs of $8.8 million attributable to the 3.7% increase in Subscription Shipments and increased third-party shipping rates; increased compensation expense of $6.4 million due to an increase in headcount; increased donation expense of $1.4 million; increased depreciation and amortization expense of $2.2 million attributable to additional fulfillment centers; increased software expense of $1.4 million attributable to an increase in headcount; increased office expenses of $1.0 million. The increase in general and administrative expenses was offset by a decrease in professional and legal fees of $6.3 million attributable to costs incurred in the prior year associated with the Merger.

Advertising and Marketing

	Six Months Ended September 30,
	2022	2021	$ Change	% Change
	( in thousands)
Advertising and marketing	$31,694	$34,225	$(2,531)	-7.4%
Percentage of revenue	11.5%	14.4%

Advertising and marketing expense decreased by $2.5 million, or 7.4%, for the six months ended September 30, 2022 compared to the six months ended September 30, 2021. The decrease during the period is attributable to a lower media spend in connection with acquiring approximately 74 thousand less subscribers during the period, offset by increased employment costs due to an increase in headcount.
Interest Expense

	Six Months Ended September 30,
	2022	2021	$ Change	% Change
	( in thousands)
Interest expense	$(2,728)	$(2,857)	$129	-4.5%
Percentage of revenue	(1.0)%	(1.2)%
Interest expense decreased by $0.1 million, or 4.5%, for the six months ended September 30, 2022 compared to the six months September 30, 2021. This decrease was due primarily to the Company not incurring non-cash interest in the current period related to the convertible promissory notes which converted in connection with the closing of the Merger in the prior period.
Other Income (Expense), Net

	Six Months Ended September 30,
	2022	2021	$ Change	% Change
	( in thousands)
Other income (expense), net	$5,965	$16,790	$(10,825)	N/M
Percentage of revenue	2.2%	7.1%
N/M means not meaningful.
Other income (expense), net decreased by $10.8 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021. The decrease in other income (expense), net, was primarily due to a decrease of $14.5 million of other income related to the changes in fair value of our warrant liabilities, offset by an increase in other income of $0.8 million. Additionally, the Company incurred $2.6 million of expense related to the loss on extinguishment of debt incurred from conversion of the convertible promissory notes issued in 2019 and 2020 in connection with the Merger during the prior period.
Non-GAAP Financial Measures
We report our financial results in accordance with U.S. GAAP. However, management believes that Adjusted Net Income (Loss), Adjusted Net Income (Loss) Margin, Adjusted Net Income (Loss) Per Common Share, Adjusted EBITDA and Adjusted EBITDA Margin, all non-GAAP financial measures (together the “Non-GAAP Measures”), provide investors with additional useful information in evaluating our performance.
We calculate Adjusted Net Income (Loss) as net income (loss), adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax expense, (4) one-time transaction costs associated with the Merger, (5) executive transition costs (6) noncash duplicate rent expense incurred during the relocation of our corporate headquarters, (7) demurrage fees related to freight, and (8) other one-time items.
We calculate Adjusted Net Income (Loss) Margin by dividing Adjusted Net Income (Loss) for the period by Revenue for the period.
We calculate Adjusted Net Income (Loss) Per Common Share by dividing Adjusted Net Income (Loss) for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.

We calculate Adjusted EBITDA as net income (loss), adjusted to exclude: (1) interest expense, (2) depreciation and amortization, (3) stock-based compensation expense, (4) change in fair value of warrants and derivatives, (5) sales and use tax expense, (6) one-time transaction costs associated with the Merger, (7) executive transition costs (8) noncash duplicate rent expense incurred during the relocation of our corporate headquarters, (9) demurrage fees related to freight, and (10) other one-time items.
We calculate Adjusted EBITDA Margin by dividing Adjusted EBITDA for the period by revenue for the period.
The Non-GAAP Measures are financial measures that are not required by, or presented in accordance with U.S. GAAP. We believe that the Non-GAAP Measures, when taken together with our financial results presented in accordance with U.S. GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of the Non-GAAP Measures are helpful to our investors as they are measures used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.
The Non-GAAP Measures are presented for supplemental informational purposes only, have limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of the Non-GAAP Measures include that (1) the measures do not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect these capital expenditures, (3) Adjusted EBITDA and Adjusted EBITDA Margin do not consider the impact of stock-based compensation expense, which is an ongoing expense for our company and (4) Adjusted EBITDA and Adjusted EBITDA Margin do not reflect other non-operating expenses, including interest expense. In addition, our use of the Non-GAAP Measures may not be comparable to similarly titled measures of other companies because they may not calculate the Non-GAAP Measures in the same manner, limiting their usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider the Non-GAAP Measures alongside other financial measures, including our net income (loss) and other results stated in accordance with U.S. GAAP.

The following table presents a reconciliation of Adjusted Net Income (Loss) to Net income (loss), the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net (Income) Loss

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income (loss)	$(10,639)	$6,455	$(26,047)	$(18,349)
Stock-based compensation expense	3,852	3,729	8,195	6,827
Change in fair value of warrants and derivatives	1,038	(23,407)	(4,959)	(19,508)
Sales and use tax expense (1)	(148)	—	(231)	—
Transaction costs (2)	—	442	—	5,640
Executive transition costs (3)	(56)	306	49	306
Duplicate headquarters rent (4)	603	—	1,206	—
Demurrage fees (5)	—	735	—	735
Other one-time items (6)	—	708	—	3,306
Adjusted net income (loss)	$(5,350)	$(11,032)	$(21,787)	$(21,043)
Net income (loss) margin	(7.40)%	5.37%	(9.47)%	(7.72)%
Adjusted net loss margin	(3.72)%	(9.18)%	(7.92)%	(8.85)%

Adjusted net loss per common share - basic and diluted	$(0.03)	$(0.07)	$(0.12)	$(0.15)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic	176,463,723	169,173,509	175,980,473	139,133,082
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - diluted	176,463,723	177,011,446	175,980,473	139,133,082

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(10,639)	$6,455	$(26,047)	$(18,349)
Interest expense	1,340	1,296	2,728	2,857
Depreciation and amortization expense	2,000	957	4,017	1,801
Stock-based compensation expense	3,852	3,729	8,195	6,827
Change in fair value of warrants and derivatives	1,038	(23,407)	(4,959)	(19,508)
Sales and use tax expense (1)	(148)	—	(231)	—
Transaction costs (2)	—	442	—	5,640
Executive transition costs (3)	(56)	306	49	306
Duplicate headquarters rent (4)	603	—	1,206	—
Demurrage fees (5)	—	735	—	735
Other one-time items (6)	—	708	—	3,306
Adjusted EBITDA	$(2,010)	$(8,779)	$(15,042)	$(16,385)
Net loss margin	(7.40)%	5.37%	(9.47)%	(7.72)%
Adjusted EBITDA margin	(1.40)%	(7.31)%	(5.47)%	(6.89)%

(1)Sales and use tax expense relates to recording a liability for sales and use tax we did not collect from our customers. Historically, we had collected state or local sales, use, or other similar taxes in certain jurisdictions in which we only had physical presence. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc. that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have positioned themselves to require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state and accordingly, we recorded a liability in those periods in which we created economic nexus based on each state’s requirements. Accordingly, we now collect, remit, and report sales tax in all states that impose a sales tax.
(2)Transactions costs represent non-recurring consulting and advisory costs with respect to the merger agreement entered into with Northern Star Acquisition Corp. on December 16, 2020.
(3)Executive transition costs includes recruiting expenses incurred by the Company.
(4)Noncash duplicate rent expense incurred during the relocation of our corporate headquarters.
(5)Demurrage fees are raised when the full container is not moved out of the port/terminal for unpacking within the allowed free days offered by the shipping line. The charge is levied by the shipping line to the importer.
(6)For the three months ended September 30, 2021, other one-time items is comprised of SOX implementation fees of $0.3 million, loss on exercise of warrants of $0.3 million and restructuring related expenses of $0.1 million. For the six months ended September 30, 2021, other one-time items is comprised of loss on extinguishment of debt of $2.6 million, SOX implementation fees of $0.3 million, loss on exercise of warrants of $0.3 million and restructuring related expenses of $0.1 million.

Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of September 30, 2022, we had cash and cash equivalents of approximately $166.3 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
2025 Convertible Notes
On November 27, 2020, we issued $75.0 million aggregate principal amount of 2025 Convertible Notes (the “2025 Convertible Notes”) to Magnetar Capital, LLC (“Magnetar”). The Company received net proceeds of approximately $74.7 million from the sale of the 2025 Convertible Notes, after deducting fees and expenses of approximately $0.3 million. The Company recorded the expenses as a discount to the note and will amortize over the term of the note. The 2025 Convertible Notes will mature on December 1, 2025, unless earlier converted, redeemed or repurchased. For a period of one year from the issuance date of the 2025 Convertible Notes, certain funds affiliated with Magnetar Financial LLC (collectively, “Magnetar”) may request the Company issue additional notes up to $25.0 million aggregate principal amount.
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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of September 30, 2022. Therefore, the Company did not record a derivative liability related to these features at September 30, 2022. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of September 30, 2022 and March 31, 2022, the Company had $79.2 million of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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
On November 27, 2020, the Company repaid the outstanding $10.0 million principal of the term loan with Western Alliance Bank, as well as $0.2 million of early repayment fees, using proceeds from the issuance of the 2025 Convertible Notes. See further discussion of the 2025 Convertible Notes issuance above.
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
On August 3, 2022, the Company and Western Alliance entered into the fourteenth loan and security modification agreement, which extended the Credit Facility maturity date to May 31, 2023.
The interest rate for borrowings under the Credit Facility, as amended, is equal to (i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time (the “Prime Rate”) and 5.25%, plus (ii) half of one percent (0.50%), per annum.
The Credit Facility has a borrowing base subject to an amount equal to eighty percent (80.00%) of the Company’s trailing three months of subscription revenue when a collateral audit is performed and (60.00%) when no such collateral audit is performed. Western Alliance has first perfected security in substantially all of the Company’s assets, including its rights to its intellectual property.
As of September 30, 2022 and March 31, 2022, the Company had no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million is available to be borrowed by the Company if or when needed through the termination date of the agreement of May 31, 2023.
Under the terms of this Credit Facility, the Company is required to comply with certain financial and nonfinancial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western Alliance Agreement. As of September 30, 2022 and March 31, 2022, the Company was compliant with its financial covenants.

Cash Flows
Comparison of the Six Months Ended September 30, 2022 and 2021.
The following table summarizes our cash flows for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in by operating activities	$(19,563)	$(108,019)
Net cash used in investing activities	(14,108)	(11,003)
Net cash provided by financing activities	586	354,168
Effect of exchange rate changes on cash	2	1
Net increase (decrease) in cash and restricted cash	$(33,083)	$235,146
Cash flows used in Operating Activities
Net cash flows used in operating activities represent the cash receipts and disbursements related to our activities other than investing and financing activities.
Net cash flows used in operating activities is derived by adjusting our net loss for:
•non-cash operating items such as depreciation and amortization, stock-based compensation and other non-cash income or expenses; and
•changes in operating assets and liabilities reflect timing differences between the receipt and payment of cash associated with transactions.
For the six months ended September 30, 2022, net cash used in operating activities was $19.6 million. The $19.6 million of net cash used in operating activities consisted of net loss of $26.0 million adjusted for non-cash charges totaling $10.7 million and a net decrease of $4.2 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $5.0 million for changes in fair value of warrants, $8.2 million for stock based compensation, and $4.0 million for depreciation and amortization. The decrease in our net operating assets and liabilities was driven by the changes in inventory of $7.6 million to support current demand, accounts payable and accrued expenses of $14.4 million related to increased expenditures to support general business growth, as well as the timing of payments, other liabilities of $0.2 million, and prepaid expenses and other current assets of $0.5 million. The decrease in our net operating assets and liabilities was partially offset by the change in deferred revenue of $(2.7) million, and accounts receivable of $8.1 million.
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
Cash flows used in Investing Activities
For the six months ended September 30, 2022 and 2021, net cash used in investing activities was $14.1 million and $11.0 million, respectively, primarily due to capital expenditures.
Cash flows provided by Financing Activities
For the six months ended September 30, 2022, net cash provided by financing activities was de minimis as the payment of capital leases of $0.3 million was offset by proceeds from the exercise of stock options of $0.9 million.

For the six months ended September 30, 2021, net cash provided by financing activities was $354.2 million, primarily due to proceeds of $227.1 million proceeds from the Merger and proceeds from the PIPE Issuance of $200.0 million. The increase in cash provided by financing activities was partially offset by the repayments of outstanding borrowings on our line of credit of $34.3 million, payments of transaction costs of $24.9 million, payment of deferred underwriting fees $8.9 million, and repayment of the outstanding Paycheck Protection Program loan of $5.2 million.
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
Except as described in Note 2, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto for the year ended March 31, 2022 contained in the Annual Report on Form 10-K filed with the SEC on May 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $166.3 million as of September 30, 2022. We do not participate in any investment activities. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of September 30, 2022 there are no outstanding borrowings under the Credit Facility. We monitor our cost of borrowing under our the Credit Facility, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Western Alliance Agreement for all periods presented would not have a material impact on our consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and Vice President of Accounting, Controller (Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses identified and described below.
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
We have hired additional personnel with relevant experience and engaged external consultants with appropriate internal controls experience to assist us in further analysis of the design and implementation of certain internal controls, including the assessment and mitigation of incompatible duties and roles, to address the identified deficiencies.
We are in the process of improving and updating our inventory management system, process and controls.
We have acquired access to additional technical accounting research tools and we have implemented a more formal process for the identification, analysis, documentation and review of the proper application of U.S. GAAP accounting.
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
Changes in Internal Control over Financial Reporting
Except as disclosed above, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 1, 2022, plaintiff Amber Farmer filed a complaint against BarkBox, Inc., in the U.S. District Court for the Central District of California. Farmer v. BarkBox, Inc., No. 2:22-cv-06242 (C.D. Cal.). The plaintiff alleges that BarkBox violates California’s Automatic Renewal Law, Unfair Competition Law, and Consumers Legal Remedies Act by failing to adequately disclose the automatic renewal of BarkBox’s subscription plans. The plaintiff seeks to represent a class containing all consumers who purchased a subscription from BarkBox in California. We filed a Motion to Dismiss and Motion to Compel Arbitration on November 4, 2022. While we intend to vigorously defend against this litigation, this case is at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.
In addition, we are from time to time subject to, and are presently involved in, litigation and other legal proceedings in the ordinary course of business. While it is not possible to determine the outcome of any legal proceedings brought against us, we believe that, except for the matter described above, there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results. Our view and estimate related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.
ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this quarterly report on Form 10-Q, including our condensed consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this quarterly report on Form 10-Q. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This quarterly report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See also "Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Strategy
Our future operating performance is subject to numerous challenges and uncertainties.
Our recent rapid growth may not be indicative of our future operating performance, which will depend on our ability to leverage our competitive strengths and execute on our strategy. Our competitive strengths include: our proprietary product and customer data; strong customer relationships; vertically integrated design, development and manufacturing of our products; and omnichannel approach including both direct to consumer and retail sales. Our strategy is to expand into new product categories, in particular the food category; create a unified customer experience; and focus on the path to profitability. Our ability to leverage our competitive strengths and execute on our strategy is subject to numerous challenges and uncertainties including, but not limited to, the following:
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
•impacts related to the COVID-19 pandemic; and

•changes in the macro-economic environment, such as inflation, increasing interest rates, instability in the financial markets, changes in the labor markets, and political, economic and social instability, such as war in the Ukraine, in particular as such changes impact consumer discretionary spending.
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
Our growth depends, in part, on our ability to successfully introduce new products to our existing BarkBox and Super Chewer subscribers and to introduce new product lines, including BARK Home (everyday products), BARK

Bright (dental, health and wellness), and BARK Food (personalized food blend), and to improve and reposition our existing products to meet the requirements of our customers and the needs of their dogs. To be successful, we must accurately predict and respond to evolving consumer trends, demands and preferences, including predicting monthly themes for our BarkBox and Super Chewer subscriptions, that will resonate with customers as timely and clever. The development and introduction of new products and expansion into new offerings also involves considerable costs. Any new product or offering may not generate sufficient customer interest to become a profitable product or to cover the costs of its development and promotion and could result in a decrease in customer retention, a reduction in purchases or negatively affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, or create new offerings, that respond to changes in customer requirements and preferences, or if our new product introductions, repositioned products, or new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, or our revenue, margins and profitability may decline or not improve, which could materially adversely affect on our business, financial condition and results of operations.
Our success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.
Our ability to maintain our competitive position is largely dependent on the contributions of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such employees is competitive, in particular, due to the ongoing labor market effects from the COVID-19 pandemic. Qualified employees are in high demand and we may incur significant costs to attract and retain these employees. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could impede our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry could be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations could be materially adversely affected.
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
The COVID-19 pandemic has disrupted the global supply chain and may cause disruptions to our operations. Additional federal or state mandates ordering the shutdown of non-essential businesses could also impact our ability to take or fulfill our subscribers’ or customers’ orders and operate our business. Many of our personnel are working remotely, which could have a negative impact on the execution of our business plans and operations. While we have implemented what we believe to be a comprehensive protocol to ensure the safety and well-being of employees returning to the office, including daily health screenings and making available personal protection equipment, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. Natural disasters, power outages, connectivity issues, or other events that impact our employees’ ability to work remotely, could disrupt business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues. Operations of our fulfillment centers may be substantially disrupted by additional federal or state mandates ordering shutdowns of non-essential services or by the inability of our employees to travel to work. Our plans to open new fulfillment centers or to expand the capacity of our existing fulfillment centers over the next few years may also be delayed or be more costly. Uncertainty and unpredictability around the duration of the COVID-19 pandemic and associated business disruptions or resurgences or new strains continues to adversely impact national and global economies and could continue to negatively impact consumer spending on which we rely. While conditions appear to be improving, we are still unable to predict whether any resurgences or new strains of the COVID-19 pandemic could have a material adverse effect on our business, financial condition or results of operations.
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
We currently rely on third-party national, regional and local logistics providers to deliver our products. We may not be able to negotiate acceptable pricing and other terms with these providers, or these providers may experience performance problems or other difficulties in processing our orders or delivering our products to customers. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, natural disasters, fire, flood, power loss, earthquakes, pandemics, acts of war or terrorism or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying our products. Further, due to the effects of COVID-19, there may be disruptions and delays in national, regional and local shipping, which may negatively impact our subscribers’ and customers’ experience. Changes to the terms of our shipping arrangements and delays or failures in delivery of our products may have a material adverse effect on our margins and profitability, which could adversely affect our business, financial condition and results of operations.
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
Our ability to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner requires an effective planning and management process and certain other automated management and accounting systems. We currently do not have an integrated enterprise resource planning system and certain other automated management and accounting systems. We periodically update our operations and financial systems, procedures and controls; however, our current procedures may not scale proportionately with our business growth or with becoming a public company. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. Failure to implement in a timely manner appropriate internal systems, procedures and controls could materially and adversely affect our business, financial condition and results of operations.
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
Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, or has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which if widely adopted could result in making cookies and other methods of online tracking significantly less effective. This regulation of the use of these cookies and other current online tracking and advertising practices or the loss of our ability to make effective use of services that employ such technologies could limit our ability to acquire new customers on cost-effective terms, which could materially adversely affect our business, financial condition, and results of operations.
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
The security of our and our partners’ computer networks and databases containing personal information may be compromised.
In the ordinary course of our business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our subscribers, customers and employees, including subscriber and customer payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. We, or our vendors, may suffer a data compromise from hackers or other unauthorized parties who gain access to personal information or other data, including payment card data or confidential business information, which may not be discovered in a timely fashion. In addition, cyber-attacks such as ransomware attacks could lock us out of our information systems and disrupt our operations. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we, and our vendors, may be unable to anticipate these techniques or to implement adequate preventative measures. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. As our business partners have moved to remote work in response to the COVID-19 pandemic, they may be more vulnerable to cyber-attacks. In addition, our vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate personal information, confidential information, or other data, or may inadvertently release or compromise such data. Compromise of our data security by third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information, and delays in detecting or providing prompt notice of any such compromise or loss may disrupt our operations, damage our reputation, and subject us to litigation, government action, or other additional costs and liabilities that could materially adversely affect our business, financial condition, and operating results.
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
We rely on a variety of marketing techniques, including email and social media marketing and postal mailings, which are subject to various federal and state laws and regulations. A variety of federal and state laws and regulations also govern our collection, use, retention, sharing and security of consumer data, particularly in the context of the online advertising that we rely on to attract new customers. These laws and regulations are constantly evolving and subject to potentially differing interpretations, in particular from one jurisdiction to another, and may conflict with other laws and regulations. In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which requires companies that process information on California residents to make new disclosures to customers about the collection of their data, use and sharing practices, and allow customers to opt out of certain data sharing with third parties and provide a new cause of action for data breaches. Further, the California Privacy Rights Act (the “CPRA”) significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California Privacy Protection Agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses in the areas of data protection and security. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that could make compliance challenging. Our practices and procedures to comply with these laws and regulations may not always be effective, particularly as the legal landscape continues to evolve. In addition, some of our internal processes are manual, which could result in employee error and internal compliance failures. Any failure, or perceived failure, to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, subscribers, customers, suppliers or others, or may require us to change our operations and/or cease using certain data. Any such claims, proceedings or actions could further harm our reputation and brand, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of subscribers, customers and suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of our non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any harm to our reputation or brand, being subject of regulatory action and incurring related fees, distraction of our management and loss of customers or suppliers could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public and worker health and safety, natural resources and the environment. Our operations, including our manufacturing partners, are subject to regulation by the Occupational Safety and Health Administration, the Food and Drug Administration, the Department of Agriculture and by various other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards. In addition, we and our manufacturing partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. Violations of, or liability under, any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls. Complying with the current laws and regulations, and potential future changes to these laws and regulations, or failing to comply with these laws and regulations, could impose significant limitations and/or require changes to our business, which may involve substantial expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy, which could have a material adverse effect on our business, financial condition and results of operations.
We may be adversely affected by changes in tax laws, rules or regulations.
Existing tax laws, rules or regulations are subject to interpretation by tax authorities or amendment, repeal, or new enactments. For example, the 2018 U.S. Supreme Court decision in South Dakota v. Wayfair, Inc. required us to collect sales tax in many jurisdictions despite our lack of a physical presence in such jurisdictions. Also, the 2017 Tax Cuts and Jobs Act may limit our ability to use our substantial net operating losses to offset potential future taxable income, which is further dependent upon by our ability to generate taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. We are currently monitoring changes in the tax landscape, however, it is difficult to predict whether such changes could materially adversely affect our financial condition and results of operations.
Future litigation could have a material adverse effect on our business.
Lawsuits and other administrative, regulatory, or legal proceedings that may arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, the stock market has recently experienced extreme price and volume fluctuations and companies have experienced fluctuations in their stock prices that have often been unrelated or disproportionate to their operating results. Under these circumstances, stockholders may sometimes institute securities class action litigation against such companies. Any litigation or other administrative, regulatory, or legal proceedings against us could result in substantial costs, and divert management’s attention and resources. Although we generally maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of our insurance policies. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Our business, financial condition and results of operations could be materially adversely affected if fees associated with lawsuits or other legal proceedings or a judgment, penalty or fine is not fully or is only partially covered by insurance.
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
We prepare our financial statements in accordance with U.S. GAAP, which requires our management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to determination of fair value of our inventory reserves, common stock and warrants, stock-based compensation and the valuation of embedded derivatives. If our assumptions change or if actual circumstances differ from those in our assumptions, our operating results could fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of New York Stock Exchange (“NYSE”). The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could materially adversely affect our business, financial condition or results of operations.
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
Our revolving credit facility and the indenture governing our 2025 Convertible Notes both limit our ability to, among other things: incur or guarantee additional debt; make certain investments and acquisitions; incur certain liens or permit them to exist; enter into certain types of transactions with affiliates; merge or consolidate with another company; and transfer, sell or otherwise dispose of assets, including our cash. In addition, if our stock price does not meet the conversion price of the 2025 Convertible Notes, then we will have to repay the principal of the 2025 Convertible Notes in cash, which we may not have available. Our revolving credit facility also contains covenants requiring us to satisfy certain financial covenants. These limitations, requirements and costs may affect our ability to obtain future financing, pursue attractive business opportunities, maintain flexibility in planning for, and reacting to, changes in business conditions, which could have a material adverse effect on our business, financial condition, and results of operations.
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
The market price of our common stock may fluctuate significantly or decline in response to numerous factors, many of which are beyond our control, including: actual or anticipated fluctuations in our revenue and results of operations; financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; failure of securities analysts to maintain coverage of BARK, changes in financial estimates or ratings by any securities analysts who follow BARK or our failure to meet the estimates or the expectations of investors; announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments; changes in operating performance and stock market valuations of other retail or technology companies generally, or those in our industry in particular; price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; trading volume of our common stock; the inclusion, exclusion or removal of our common stock from any indices; changes in members of our Board or management; transactions in our common stock by directors, officers, affiliates and other major investors; lawsuits threatened or filed against us; changes in laws or regulations applicable to our business; changes in our capital structure, such as future issuances of debt or equity securities; short sales, hedging and other derivative transactions involving our capital stock; general economic conditions in the U.S. or global markets; other events or factors, including those resulting from the COVID-19 pandemic; war, such as in the war in the Ukraine; incidents of terrorism or responses to these events; and the other factors described in this “Risk Factors” section.
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
Our certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our common stock by impeding a change in control of BARK or changes in our management that our stockholders may deem advantageous. These provisions include: a classified board; removal of directors only for cause or a super majority vote; super majority vote required to amend certain provisions of our certificate of incorporation and any provisions of our bylaws; issuance of “blank check” preferred stock authorized; stockholders may not call special stockholder meetings; stockholder action by written consent prohibited; indemnification of our director and officers; Board is expressly authorized to make, alter, or repeal our bylaws; and advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
We currently have options, RSUs and warrants outstanding that are convertible into shares of our common stock. In addition, our 2025 Convertible Notes are convertible based on outstanding principal balance and accrued interest. We also have the ability to issue equity awards that are convertible into shares of our common stock under our 2021 Equity Incentive Plan and under our Employee Stock Purchase Plan, see Note 5, “Debt”, and Note 6, “Stock-Based Compensation Plans”, to our condensed consolidated financial statements set forth in this quarterly report on Form 10-Q. We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would dilute our existing shareholders and may cause the market price of our common stock to decline.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
No.	Description of Exhibit	Filed or Furnished Herewith	Form	File No.	Date Filed
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BARK, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARK, Inc.

November 09, 2022	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

November 09, 2022	/s/ Howard Yeaton
Howard Yeaton
Interim Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

November 09, 2022	/s/ Kevin Eyerman
Kevin Eyerman
Vice President of Accounting, Controller
(Principal Accounting Officer)