Form 10-Q
period 2022-12-31
Bark, Inc.
filed 2023-02-09
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39691
BARK, INC.
(Exact name of registrant as specified in its charter)

Delaware		85-1872418
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

120 Broadway, Floor 12
New York, NY 10271
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 6, 2023, there were 177,669,529 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164,181	$199,397
Accounts receivable—net	4,584	9,752
Prepaid expenses and other current assets	7,503	5,878
Inventory	145,269	153,115
Total current assets	321,537	368,142
PROPERTY AND EQUIPMENT—NET	40,084	28,128
INTANGIBLE ASSETS—NET	3,884	3,837
OPERATING LEASE RIGHT-OF-USE ASSETS	37,601	29,552
OTHER NONCURRENT ASSETS	4,256	4,402
TOTAL ASSETS	$407,362	$434,061
LIABILITIES, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,269	$36,834
Operating lease liabilities, current	5,650	5,060
Accrued and other current liabilities	30,888	35,168
Deferred revenue	32,916	31,549
Total current liabilities	96,723	108,611
LONG-TERM DEBT	81,037	76,190
OPERATING LEASE LIABILITIES	46,996	28,847
OTHER LONG-TERM LIABILITIES	528	3,352
Total liabilities	225,284	217,000
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 177,636,726 shares issued and outstanding as of December 31, 2022 and 500,000,000 shares authorized; 175,290,143 shares issued and outstanding as of March 31, 2022.	1	1
Additional paid-in capital	477,665	465,313
Accumulated deficit	(295,588)	(248,253)
Total stockholders’ equity	182,078	217,061
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$407,362	$434,061
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
REVENUE	$134,334	$140,812	$409,298	$378,580
COST OF REVENUE	54,144	62,403	172,952	160,493
Gross profit	80,190	78,409	236,346	218,087
OPERATING EXPENSES:
General and administrative	80,192	78,636	233,937	216,369
Advertising and marketing	21,747	26,828	53,441	61,053
Total operating expenses	101,939	105,464	287,378	277,422
LOSS FROM OPERATIONS	(21,749)	(27,055)	(51,032)	(59,335)
INTEREST INCOME (EXPENSE)—NET	(1,266)	(1,284)	(3,995)	(4,141)
OTHER INCOME (EXPENSE)—NET	1,745	15,098	7,710	31,887
NET LOSS BEFORE INCOME TAXES	(21,270)	(13,241)	(47,317)	(31,589)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(21,270)	$(13,241)	$(47,317)	$(31,589)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.12)	$(0.08)	$(0.27)	$(0.21)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	177,672,036	172,554,101	176,546,378	150,313,932

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - October 1, 2022	177,101,991	$1	$474,404	$(274,298)	$200,107
Net loss	—	—	—	(21,270)	(21,270)
Issuance for stock options exercised	86,455	—	84	—	84
Issuance for common stock vested	491,221	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	109,186	—	145	—	145
Common stock withheld for tax upon release	(152,127)	—	(649)	—	(649)
Stock-based compensation	—	—	3,681	—	3,681
Cumulative translation adjustment	—	—	—	(20)	(20)
Balance - December 31, 2022	177,636,726	$1	$477,665	$(295,588)	$182,078

Nine Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - April 1, 2022	175,290,143	$1	$465,313	$(248,253)	$217,061
Net loss	—	—	—	(47,317)	(47,317)
Issuance for stock options exercised	1,551,831	—	980	—	980
Issuance for common stock vested	991,315	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	109,186	—	145	—	145
Common stock withheld for tax upon release	(305,749)	—	(649)	—	(649)
Stock-based compensation	—	—	11,876	—	11,876
Cumulative translation adjustment	—	—	—	(18)	(18)
Balance - December 31, 2022	177,636,726	$1	$477,665	$(295,588)	$182,078

                                             BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

Three months ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance-October 1, 2021	171,069,553	$1	$452,180	$(198,302)	$253,879
Net Loss	—	—	—	(13,241)	(13,241)
Issuance for stock options exercised	2,426,047	—	1,698	—	1,698
Restricted shares vesting	273	—	—	—	—
Conversion of Convertible Notes	—	—	152	—	152
Stock-based compensation expense	—	—	4,209	—	4,209
Cumulative translation adjustment	—	—	—	1	1
Balance - December 31, 2021	173,495,873	$1	$458,239	$(211,542)	$246,698

Nine months ended December 31, 2021
	Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance-April 1, 2021	7,752,515	59,987	5,498,588	—	259,953	(4,764)	25,748	(179,954)	(158,970)
Retroactive application of recapitalization	—	—	42,573,189	—	(259,953)	4,764	(4,764)	—	—
BALANCE-April 1, 2021, as revised	7,752,515	59,987	48,071,777	—	—	—	20,984	(179,954)	(158,970)
Net loss	—	—	—	—	—	—	—	(31,589)	(31,589)
Issuance for stock options exercised	—	—	5,508,181	—	—	—	2,829	—	2,829
Issuance for warrants exercised	—	—	1,931,621	—	—	—	1,019	—	1,019
Restricted shares vesting	—	—	7,124	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	11,036	—	11,036
Conversion of Preferred Shares	(7,752,515)	(59,987)	7,752,515	—	—	—	59,987	—	59,987
Conversion of Convertible Notes	—	—	1,135,713	—	—	—	12,128	—	12,128
PIPE Issuance	—	—	20,000,000	—	—	—	200,000	—	200,000
Net equity infusion from the Merger	—	—	89,088,942	1	—	—	150,256	—	150,257
Cumulative translation adjustment	—	—	—	—	—	—	—	1	1
Balance-December 31, 2021	—	—	173,495,873	1	—	—	458,239	(211,542)	246,698

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,317)	$(31,589)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	6,508	2,924
Impairment of assets	1,661	—
Amortization of right-of-use assets	3,754	—
Amortization of deferred financing fees and debt discount	494	671
Bad debt expense	803	—
Stock-based compensation expense	11,876	11,036
Provision for inventory reserves	(2,486)	—
Loss on extinguishment of debt	—	2,024
Loss on exercise of equity classified warrants	—	303
Change in fair value of warrant liabilities and derivatives	(6,523)	(38,861)
Paid in kind interest on convertible notes	4,354	4,171
Changes in operating assets and liabilities:
Accounts receivable	4,365	(11,306)
Inventory	10,333	(73,236)
Prepaid expenses and other current assets	(222)	(425)
Other assets	155	(314)
Accounts payable and accrued expenses	(5,339)	(12,290)
Deferred revenue	1,367	9,033
Proceeds from tenant improvement allowances	6,177	—
Operating lease liabilities	(2,307)	—
Other liabilities	(2,139)	(8,678)
Net cash used in operating activities	(14,486)	(146,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,854)	(17,605)
Net cash used in investing activities	(18,854)	(17,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of finance fees	—	(641)
Payments of transaction costs	—	(25,233)
Payment of deferred underwriting fees	—	(8,902)
Payment of finance lease obligations	(2,326)	(427)
Proceeds from equity infusion from the Merger, net of redemptions	—	227,092
Proceeds from PIPE Issuance	—	200,000
Proceeds from the exercise of stock options	980	2,829
Proceeds from the exercise of warrants	—	121
Proceeds from issuance of common stock under ESPP	145	—
Tax payments related to the issuance of common stock	(649)	—
Payments of long-term debt	—	(39,457)
Net cash provided by financing activities	(1,850)	355,382

Effect of exchange rate changes on cash	(18)	1

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(35,208)	191,240
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	201,679	39,731
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$166,471	$230,972

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	164,181	228,692
Restricted cash - Other noncurrent assets	2,290	2,280
Total cash, cash equivalents and restricted cash	$166,471	$230,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$342	$483
Cash paid for interest	$275	$776
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Establishment of operating lease	$24,576	$—
Lease modification and termination	$3,532	$—
Conversion of preferred stock to common stock	$—	$59,987
Issuance of common stock related to convertible notes	$—	$13,367
Capital contribution related to extinguishment of debt	$—	$536
Issuance of common stock related to cashless exercise of liability classified warrants	$—	$595
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months and nine months ended December 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2023, or any other period.
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
The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. The most significant estimates relate to determination of fair value of the Company’s allowance for uncollectible accounts receivable, allowance for inventory obsolescence, stock-based compensation, fair value of right-of-use assets and the valuation of embedded derivatives. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and records adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.
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
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At December 31, 2022 and March 31, 2022, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$55,077	$—	$—	$55,077
	$55,077	$—	$—	$55,077

Liabilities
Public warrant liability(2)	$1,272	$—	$—	$1,272
Private warrant liability(2)	—	684	—	684
	$1,272	$684	$—	$1,956

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Public warrant liability(2)	$5,516	$—	$—	$5,516
Private warrant liability(2)	—	2,963	—	2,963
	$5,516	$2,963	$—	$8,479
______________
(1)As of December 31, 2022, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market account is included in cash and cash equivalents.
(2)Included in accrued and other current liabilities.

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
Restricted Cash—The Company has restricted cash to secure a letter of credit for two of its leases, restricted cash is expected to be maintained as a security deposit for the duration of each respective lease. As of both December 31, 2022 and March 31, 2022, the Company has classified $2.3 million within other noncurrent assets, as restricted cash.
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
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three and nine months ended December 31, 2022 and 2021, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 59% of gross accounts receivable as of December 31, 2022 and March 31, 2022, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 10.6% and 13.0% of total revenue for the three and nine months ended December 31, 2022, respectively, and 16.1% and 12.7% of total revenue for the three and nine months ended December 31, 2021, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended December 31, 2022 and 2021, the Company had two suppliers that accounted for 30% of total finished goods purchased and two suppliers that accounted for 26% of total finished goods purchased, respectively. During the nine months ended December 31, 2022 and 2021, the Company had two suppliers that accounted for 30% of total finished goods purchased and two suppliers that accounted for 29% of total finished goods purchased, respectively. The Company had two suppliers that accounted for 49% of the accounts payable balance and two suppliers that accounted for 26% of the accounts payable balance as of December 31, 2022 and March 31, 2022, respectively.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This update amends and simplifies the accounting for income taxes by eliminating certain exceptions in existing guidance related to performing intraperiod tax allocation, calculating interim period taxes, and recognizing deferred taxes for investments. The update also provides new guidance to reduce complexity in certain areas. The Company adopted this guidance on April 1, 2022. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
3.MERGER
On June 1, 2021 (the “Closing Date”), Northern Star completed the acquisition of Barkbox, Inc., a Delaware corporation (“Legacy BARK” and the acquisition, the “Merger”), pursuant to that certain Agreement and Plan of Reorganization (the “Merger Agreement”), dated December 16, 2020, by and among Northern Star, NSAC Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of Northern Star (“Merger Sub”), and Legacy Bark.
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
Additionally, at the Closing:
•the conversion obligations with respect to Legacy BARK’s 5.50% convertible senior secured notes due 2025 (the “2025 Convertible Notes”) were assumed by the Company and the 2025 Convertible Notes became convertible at the election of the holders into shares of the Company's common stock. As of the Closing, the 2025 Convertible Notes were convertible at the election of the holder into an aggregate of 7,713,121 shares of the Company's common stock based on the then outstanding principal and accrued interest. The 2025 Convertible Notes are still outstanding as of December 31, 2022;
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

Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three and nine months ended December 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue
Direct to Consumer:
Toys and treats subscription	$114,673	$114,270	$342,076	$321,343
Other	5,402	3,854	13,942	8,973
Total Direct to Consumer	$120,075	$118,124	$356,018	$330,316
Commerce	14,259	22,688	53,280	48,264
Revenue	$134,334	$140,812	$409,298	$378,580
Contract Liability
The Company’s contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.
Deferred revenue was $32.9 million and $31.5 million as of December 31, 2022 and March 31, 2022, respectively.
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
5.DEBT
As of December 31, 2022 and March 31, 2022, long-term debt consisted of the following (in thousands):

	As of December 31,	As of March 31,
	2022	2022
2025 Convertible Notes	$83,525	$79,171
Less: deferred financing fees and debt discount	(2,488)	(2,981)
Total long-term debt	$81,037	$76,190

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
The 2025 Convertible Notes are governed by the Indenture. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1st of each year commencing December 1, 2021, compounded annually. The accrued interest of $4.4 million and $4.2 million was paid-in-kind through an increase of the outstanding principal on the 2025 Convertible Notes on December 1, 2022 and 2021, respectively.
If the 2025 Convertible Notes are not converted into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of December 31, 2022. Therefore, the Company did not record a derivative liability related to these features as of December 31, 2022. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of December 31, 2022 and March 31, 2022, the Company had $83.5 million and $79.2 million, respectively, of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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
The interest rate for borrowings under the Credit Facility, as amended, is equal to (i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time (the “Prime Rate”) and five and one quarter percent 5.25%, plus (ii) half of one percent (0.50%), per annum.
The Credit Facility has a borrowing base subject to an amount equal to eighty percent (80.00%) of the Company’s trailing three months of subscription revenue and an amount equal to (80.00%) of certain of the Company’s customer accounts receivable when a collateral audit is performed and sixty percent (60.00%) when no such collateral audit is performed. Western Alliance has first perfected security in substantially all of the Company’s assets, including its rights to its intellectual property.
As of December 31, 2022 and March 31, 2022, there were no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million is available to be borrowed by the Company if or when needed through the termination date of the agreement of May 31, 2023.
Under the terms of this Credit Facility, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western Alliance Agreement. As of December 31, 2022 and March 31, 2022, the Company was compliant with its financial covenants.

6.    STOCK-BASED COMPENSATION PLANS
Equity Incentive Plans
The Barkbox, Inc. 2011 Stock Incentive Plan (as amended from time to time, the “2011 Plan”) provides for the award of stock options and other equity interests in the Company to directors, officers, employees, advisors or consultants of the Company.
On June 1, 2021, in connection with the Merger, the 2021 Equity Incentive Plan (the “2021 Plan”) became effective and 16,929,505 authorized shares of common stock were reserved for issuance thereunder. In addition, pursuant to the terms of the Merger Agreement, on the Closing Date of the Merger, options to purchase shares of Legacy BARK’s common stock previously issued under the 2011 Plan were converted into options to purchase an aggregate of 29,390,344 shares of BARK common stock. As of December 31, 2022, 12,039,811 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no more shares available for grant under the 2011 Plan.
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
Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. In accordance with the guidance in ASC 718-50 - Compensation - Stock Compensation, the ability to purchase shares of the Company’s common stock for eighty-five percent (85%) of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period.
During the three and nine months ended December 31, 2022, employees who elected to participate in the ESPP purchased a total of 109,186 shares of common stock, resulting in cash proceeds to the Company of approximately $0.1 million. ESPP employee payroll contributions accrued as of December 31, 2022 were less than $0.1 million, and are included within accrued and other current liabilities in the condensed consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.
Stock Option Activity
During the nine months ended December 31, 2022 the Company granted to its employees equity awards to purchase an aggregate of 1,575,074 shares of common stock with a weighted average exercise price of $2.94 vesting over a four-year period.
Restricted Stock Unit (“RSU”) Activity
During the nine months ended December 31, 2022 the Company granted to its employees RSUs for the purchase of 7,428,120 shares of common stock.
Market-based Award
On April 15, 2022, pursuant to the 2021 Plan, the Company granted its CEO a market condition performance option award for the purchase of up to 600,000 shares of the Company’s common stock. The award had a grant date fair value of approximately $0.7 million using a Monte Carlo simulation model. Options under this market-based award will vest based on achievement of stock price targets of the Company's common stock. The right to purchase 200,000 shares of common stock under the options vests when the stock price meets or exceeds $8.00 per share for 30 consecutive days, the right to purchase 200,000 shares of common stock under the options vest when the stock price meets or exceeds $12.00 per share for 30 consecutive days, and the right to purchase 200,000 shares of common stock under the options vests when the stock price meets or exceeds $16.00 per share for 30 consecutive days. These market-based conditions must be met in order for this option award to vest, and it is therefore possible that no awards would ultimately vest. The Company will recognize compensation expense for this award regardless of whether such conditions are met. The fair value is expensed over the requisite service period.
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by function for the three and nine months ended December 31, 2022 and 2021, which includes expense related to options and RSUs (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
General and administrative	$3,354	$2,200	$10,937	$4,599
Advertising and marketing	327	2,009	939	6,437
Total stock-based compensation expense	$3,681	$4,209	$11,876	$11,036

7.    LEASES
The Company has operating leases for its offices and fulfillment centers. Fulfillment and customer service centers and corporate office leases expire at various dates through 2038, excluding renewal options.
On October 29, 2021, the Company entered into a lease agreement for a new office space in New York, New York to serve as the Company’s new headquarters. During the third quarter of fiscal 2023 the Company completed the move to the new headquarters. In accordance with ASC 842, Leases, the lease was classified as an operating lease. The new lease requires total lease payments of $39.8 million with a lease term of 16.5 years, excluding renewal options. Rent expense is recorded on a straight-line basis over the lease term.
Lease payments commence starting October 1, 2023, however, the Company took initial possession of the new headquarters on April 1, 2022 to begin constructing leasehold improvements, which resulted in an initial recording of a right-of-use asset of $17.0 million, other current asset of $7.6 million and corresponding operating lease liability of $24.6 million, and commencement of operating lease expense. The Company has the right to sublease all, or a portion, of this leased office space provided that certain terms and conditions are met.
The Company also leases certain equipment under operating and finance leases. The terms of equipment leases are generally five years and do not contain renewal options. These finance leases expire at various dates through 2026.
The Company’s finance leases as of December 31, 2022 and March 31, 2022 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.

The following schedule represents the components of the Company’s operating lease assets (in thousands):

		As of	As of
Leases	Classification	December 31, 2022	March 31, 2022

Assets
Operating	Operating lease right-of-use assets	$37,601	$29,552
Total operating lease assets		$37,601	$29,552
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,650	$5,060
Operating lease liabilities (non-current)	Operating lease liabilities	$46,996	$28,847
Total operating lease liabilities		$52,646	$33,907
During the three and nine months ended December 31, 2022, the Company vacated the prior headquarters in New York, New York and recorded impairments of $1.5 million and $1.7 million, respectively, to its right-of-use assets associated with the vacated location based on projected or actual sublease rental income and actual or estimated sublease commencement dates and the remeasurement of its operating lease liabilities associated with the modification of certain leases and the early termination of certain leases within the suite of leases pertaining to its prior headquarters.
The impairment analyses were performed at the asset group level and the impairment charges were estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. The Company determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.
For the nine months ended December 31, 2022 assets acquired in exchange for new operating lease liabilities pertained to the new headquarters and was $17.0 million. Lease expense primarily pertains to operating lease cost. Lease expense for operating leases was $2.2 million and $1.5 million for the three months ended December 31, 2022 and 2021, respectively. Lease expense for operating leases was $6.7 million and $3.7 million for the nine months ended December 31, 2022 and 2021, respectively. These lease expenses were included within general and administrative expenses in the condensed consolidated statements of operations. Sublease income for the three and nine months ended December 31, 2022 was immaterial and was recorded within other income (expense), net on the Company’s condensed consolidated statement of operations.
Cash flows used in operating activities related to operating leases was approximately $2.3 million for the nine months ended December 31, 2022.
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
9.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three months or nine months ended December 31, 2022 and 2021 due to the expected loss before income taxes to be incurred for the fiscal year ended March 31, 2023, and actual loss before income taxes incurred for the fiscal year ended March 31, 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
10.    OTHER INCOME (EXPENSE)—NET
Other income (expense)—net consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Other income (expense)—net:
Other income	$181	$54	$1,187	$236
Change in fair value of warrants	1,564	14,470	6,523	33,978
Gain (loss) on extinguishment of debt	—	574	—	(2,024)
Loss on warrant exercise	—		—	(303)
	$1,745	$15,098	$7,710	$31,887
11.    NET LOSS PER SHARE
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders—basic and diluted	$(21,270)	$(13,241)	$(47,317)	$(31,589)
Denominator:
Weighted average common shares outstanding—basic and diluted	177,672,036	172,554,101	176,546,378	150,313,932
Net income (loss) per share attributable to common stockholders
Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.08)	$(0.27)	$(0.21)
For the three and nine months ended December 31, 2022 , the Company’s potential dilutive securities, which include stock options, RSUs, warrants and convertible notes have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three and nine months ended December 31, 2022 .
For the three and nine months ended December 31, 2021, the Company’s potential dilutive securities, which include redeemable convertible preferred stock, stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three and nine months ended December 31, 2021.
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at December 31, 2022 and 2021 from the computation of diluted net loss per share attributable to common shareholders for the three and nine months ended December 31, 2022 and 2021 because including them would have had an anti-dilutive effect.

	As of
	December 31,
	2022	2021
Stock options to purchase common stock	16,068,852	23,902,292
Restricted stock units	8,615,450	1,979,396
Warrants to purchase common stock	13,036,333	13,036,333
2025 Convertible Notes as converted to common stock	8,390,774	7,952,919
The Company also had convertible notes outstanding for the three and nine months ended December 31, 2022, which could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three and nine months ended December 31, 2022, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 5, “Debt,” for additional details.

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

Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Direct to Consumer:
Revenue	$120,075	$118,124	$356,018	$330,316
Cost of revenue	45,878	47,876	138,961	131,195
Gross profit	74,197	70,248	217,057	199,121
Commerce:
Revenue	14,259	22,688	53,280	48,264
Cost of revenue	8,266	14,527	33,991	29,298
Gross profit	5,993	8,161	19,289	18,966
Consolidated:
Revenue	134,334	140,812	409,298	378,580
Cost of revenue	54,144	62,403	172,952	160,493
Gross profit	$80,190	$78,409	$236,346	$218,087

13.    SUBSEQUENT EVENTS
Delaware Section 205 Petition
As previously disclosed, on February 7, 2023, the Company filed a petition in the Delaware Court of Chancery (the “Court of Chancery”) pursuant to Section 205 of the Delaware General Corporation Law (“DGCL”), seeking validation of an amendment to its certificate of incorporation increasing the authorized common stock of the Company (as further described below) and the shares issued pursuant thereto.
At a special meeting of the stockholders of the Company held on May 28, 2021, a majority of the then-outstanding shares of the Company’s Class A common stock and Class B common stock, voting as a single class, voted to approve the Company’s Second Amended and Restated Certificate of Incorporation, which, among other things, increased the authorized shares of the Company’s common stock from 150,000,000 to 500,000,000 shares, eliminated its Class B common stock and renamed the Class A common stock as “common stock” (the “Charter Amendment”).
A recent decision of the Court of Chancery has created uncertainty regarding the validity of the Charter Amendment and whether a separate vote of the majority of the then-outstanding shares of the Company’s Class A common stock would have been required under Section 242(b)(2) of the DGCL. While the Company believes that a separate vote of the Class A common stock was not required to approve the Charter Amendment, in light of the Court of Chancery’s recent decision, the Company filed a petition in the Court of Chancery pursuant to Section 205 of the DGCL, which permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts and stock after considering a variety of factors. As previously disclosed, the Court of Chancery has issued an order scheduling a hearing on the merits of the petition on February 20, 2023.
Cost Reduction Initiative
On February 9, 2023, the Company announced a cost reduction initiative involving approximately 12%, or 126 employees, and curtailing the use of certain third-party vendors, consultants, and other contractors. The Company expects this initiative to improve its efficiency and further accelerate its path to sustainable profitability, as well as to better align its cost structure with the current macroeconomic environment and the Company’s strategic priorities.

The Company expects to record a charge of approximately $2.0 million in the fourth quarter of fiscal 2023 consisting of cash severance payments. These costs will be included in the Company’s GAAP results, but will be excluded from the Company’s non-GAAP results. The Company expects that this initiative will be substantially completed by the end of the fiscal fourth quarter 2023, and the related cash payments disbursed by the end of fiscal first quarter 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2022 contained in the Annual Report on Form 10-K filed with the SEC on May 31, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2022 and 2021, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
Overview
Founded in 2011, BARK is the world’s most dog-centric company, devoted to making dogs happy with the best products, services and content. Our dog-obsessed team applies its data-driven understanding of what makes each dog special by designing playstyle-specific toys, satisfying treats, great food for your dog’s breed, effective and easy to use dental care, and dog-first experiences that foster the health and happiness of dogs everywhere. We aim to build lifelong relationships with our customers and their pups in order to drive strong customer retention and lifetime value. BARK loyally serves dogs with themed toys and treats subscriptions, BarkBox and BARK Super Chewer; custom product collections through retail partners, including Target, PetSmart, and Walmart; high-quality, nutritious meals made for your breed with BARK Food; and products that meet dogs’ dental needs with BARK Bright. As a direct to consumer-first company, our growing data and machine-learning capabilities inform future product development and enable BARK to provide personalized experiences and product offerings for dog parents nationwide.
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

	Three Months Ended December 31,		Nine Months Ended December 31,

	2022	2021	2022	2021
Subscription Shipments (in thousands)	3,628	3,798	11,092	10,999
Active Subscriptions (in thousands)	2,213	2,254	2,213	2,254
New Subscriptions (in thousands)	264	371	741	922
CAC	$66.32	$64.42	$57.03	$55.80
LTV:CAC	4.7x	4.5x	4.8x	4.7x
Average Order Value	$33.10	$31.10	$32.10	$30.03
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
BARK Food—BARK Food revenue consists of sales of healthy meals, treats and accessories tailored to the dietary needs and individuality of specific breeds to help them lead happy and healthy lives. Customers are incentivized to subscribe to autoship, however, BARK Food can also be purchased one-time. Revenue is recognized at a point in time, as control is transferred to the customer upon delivery of goods.

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
Retail—Retail revenue principally consists of sales of individual toys and BARK Bright. Revenue is recognized net of estimates for sales returns, discounts, markdowns and allowances, after the goods are shipped, or when the retail customer picks up the goods directly from one of our distribution points and control of the goods is transferred to the customer.
Online Marketplaces—Online marketplaces revenue consists of sales of toys and BARK Home products sold through major marketplaces. Online marketplaces revenue is recognized upon delivery of goods to the end customer.
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
Interest Income (Expense), Net
Interest income (expense), net, primarily consists of interest incurred under our line of credit, term loan and convertible promissory notes agreements, and amortization of debt issuance costs, net of income earned on our money market funds.
Other Income (Expense), Net
Other income (expense), net, primarily consists of changes in the fair value of our warrant liabilities and loss on extinguishment of debt.

Results of Operations
We operate in two reportable segments to reflect the way our CODM reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our condensed consolidated financial statements for the three and nine months ended December 31, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021	% Change	2022	2021	% Change
	(in thousands)			(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Loss Data:
Revenue
Direct to Consumer	$120,075	$118,124	1.7%	$356,018	$330,316	7.8%
Commerce	14,259	22,688	(37.2)%	53,280	48,264	10.4%
Total revenue	134,334	140,812	(4.6)%	409,298	378,580	8.1%
Cost of revenue
Direct to Consumer	45,878	47,876	(4.2)%	138,961	131,195	5.9%
Commerce	8,266	14,527	(43.1)%	33,991	29,298	16.0%
Total cost of revenue	54,144	62,403	(13.2)%	172,952	160,493	7.8%
Gross profit	80,190	78,409	2.3%	236,346	218,087	8.4%
Operating expenses:
General and administrative	80,192	78,636	2.0%	233,937	216,369	8.1%
Advertising and marketing	21,747	26,828	(18.9)%	53,441	61,053	(12.5)%
Total operating expenses	101,939	105,464	(3.3)%	287,378	277,422	3.6%
Loss from operations	(21,749)	(27,055)	(19.6)%	(51,032)	(59,335)	N/M
Interest income (expense), net	(1,266)	(1,284)	(1.4)%	(3,995)	(4,141)	(3.5)%
Other income (expense), net	1,745	15,098	N/M	7,710	31,887	N/M
Net Loss before income taxes	(21,270)	(13,241)	60.6%	(47,317)	(31,589)	49.8%
Provision for income taxes	—	—	0.0%	—	—	0.0%
Net loss and comprehensive loss	$(21,270)	$(13,241)	60.6%	$(47,317)	$(31,589)	49.8%

N/M means not meaningful.

Comparison of the Three Months Ended December 31, 2022 and December 31, 2021
Revenue

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$120,075	$118,124	$1,951	1.7%
Commerce	14,259	22,688	(8,429)	(37.2)%
Total revenue	$134,334	$140,812	$(6,478)	(4.6)%
Percentage of Revenue
Direct to Consumer	89.4%	83.9%
Commerce	10.6%	16.1%
Direct to Consumer revenue increased by $2.0 million, or 1.7%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. This increase was primarily driven by a $2.00 or 6.4% increase in Average Order Value offset by a 4.5% or 0.2 million decrease in Subscription Shipments.
Commerce revenue decreased by $8.4 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. This decrease was primarily driven by an acceleration in timing of seasonal product orders into our second quarter which in prior years shipped in our third quarter.
Gross Profit

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$74,197	$70,248	$3,949	5.6%
Commerce	5,993	8,161	(2,168)	(26.6)%
Total gross profit	$80,190	$78,409	$1,781	2.3%
Percentage of revenue	59.7%	55.7%
Direct to Consumer gross profit increased by $3.9 million while Commerce gross profit decreased by $2.2 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase in Direct to Consumer gross profit is primarily attributable to lower costs from our suppliers. The decrease in Commerce gross profit is primarily attributable lower volume as discussed above.
Gross profit as a percentage of revenue increased 4.0% for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase is primarily attributable to the larger percent of revenue derived from our Direct to Consumer business in the most recent period. Direct to Consumer gross margin was 61.8%, 232 basis points higher than the same period last year, while commerce gross margin was 42.0%, 606 basis points higher than the same period last year. The increase in commerce gross margin is primarily attributable to lower promotional costs in the current quarter, as most of the seasonal promotional costs fell into our fiscal second quarter.

Operating Expenses
General and Administrative Expense

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
	( in thousands)
General and administrative	$80,192	$78,636	$1,556	2.0%
Percentage of revenue	59.7%	55.8%

General and administrative expense increased by $1.6 million, or 2.0%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. This increase during the period was primarily due to an impairment and increased depreciation charges in connection with vacating our prior headquarters, in addition to increased compensation expense due to an increase in headcount. These increases were offset by a reduction of detention and demurrage charges, and lower outbound shipping costs primarily as a result of a 4.5% decrease in Subscription Shipments.

Advertising and Marketing

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
	( in thousands)
Advertising and marketing	$21,747	$26,828	$(5,081)	(18.9)%
Percentage of revenue	16.2%	19.1%
Advertising and marketing expense decreased by $5.1 million, or 18.9%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease during the period is attributable to a lower media spend in connection with acquiring approximately 107 thousand fewer subscribers during the period.
Interest Income (Expense), Net

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
	( in thousands)
Interest income (expense), net	$(1,266)	$(1,284)	$18	(1.4)%
Percentage of revenue	(0.9)%	(0.9)%
Interest expense decreased by less than $0.1 million, or 1.4%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. This decrease was due to interest income of $0.1 million derived from our money market account established in the fiscal third quarter which offset the non-cash interest associated with the Company’s 2025 Convertible Notes.

Other Income (Expense), Net

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
	( in thousands)
Other income (expense), net	$1,745	$15,098	$(13,353)	N/M
Percentage of revenue	1.3%	10.7%
N/M means not meaningful.
Other income (expense), net decreased by $13.4 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. This decrease in other income (expense), net, was primarily due to a decrease of $12.9 million of other income related to the changes in fair value of our warrant liabilities, and a gain on extinguishment of debt of $0.6 million that occurred in the prior period.

Comparison of the Nine Months Ended December 31, 2022 and December 31, 2021
Revenue

	Nine Months Ended December 31,
	2022	2021	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$356,018	$330,316	$25,702	7.8%
Commerce	53,280	48,264	5,016	10.4%
Total revenue	$409,298	$378,580	$30,718	8.1%
Percentage of Revenue
Direct to Consumer	87.0%	87.3%
Commerce	13.0%	12.7%

Direct to Consumer revenue increased by $25.7 million, or 7.8%, for the nine months ended December 31, 2022 compared to the nine months ended December 30, 2021. This increase was primarily driven by a $2.07 or 6.9% increase in Average Order Value, in addition to the 0.8% or 0.1 million increase in Subscription Shipments during the period.
Commerce revenue increased by $5.0 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. This increase was primarily driven by the addition of new retail partners since December 31, 2021, as well as volume increases amongst existing retailer partners during the period.

Gross Profit

	Nine Months Ended December 31,
	2022	2021	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$217,057	$199,121	$17,936	9.0%
Commerce	19,289	18,966	323	1.7%
Total gross profit	$236,346	$218,087	$18,259	8.4%
Percentage of revenue	57.7%	57.6%
Direct to Consumer and Commerce gross profit increased by $17.9 million and $0.3 million, respectively, for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, driven by the $30.7 million increase in revenue during the period.
Gross profit as a percentage of revenue was broadly in line for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021.
General and Administrative Expense

	Nine Months Ended December 31,
	2022	2021	$ Change	% Change
	( in thousands)
General and administrative	$233,937	$216,369	$17,568	8.1%
Percentage of revenue	57.2%	57.2%
General and administrative expense increased by $17.6 million, or 8.1%, for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. This increase during the period was primarily due to increased compensation expense due to an increase in headcount, increased fulfillment and shipping costs, an impairment and increased depreciation charges in connection with vacating our prior headquarters, and increased donation expense incurred during the fiscal first quarter. These increases were offset by a decrease in professional and legal fees attributable to costs incurred in the prior year associated with the Merger.
Advertising and Marketing

	Nine Months Ended December 31,
	2022	2021	$ Change	% Change
	( in thousands)
Advertising and marketing	$53,441	$61,053	$(7,612)	-12.5%
Percentage of revenue	13.1%	16.1%
Advertising and marketing expense decreased by $7.6 million, or 12.5%, for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. The decrease during the period is attributable to a lower media spend in connection with acquiring approximately 181 thousand fewer subscribers during the period, offset by increased employment costs due to an increase in headcount.
Interest Income (Expense), Net

	Nine Months Ended December 31,
	2022	2021	$ Change	% Change
	( in thousands)
Interest income (expense), net	$(3,995)	$(4,141)	$146	-3.5%
Percentage of revenue	(1.0)%	(1.1)%
Interest expense decreased by $0.1 million, or 3.5%, for the nine months ended December 31, 2022 compared to the nine months December 31, 2021. This decrease was due primarily to the Company not incurring non-cash interest in the current period related to the convertible promissory notes which converted in connection with the closing of the Merger in the prior period. Interest expense was further offset by interest income of $0.1 million derived from our money market account established in the fiscal third quarter.
Other Income (Expense), Net

	Nine Months Ended December 31,
	2022	2021	$ Change	% Change
	( in thousands)
Other income (expense), net	$7,710	$31,887	$(24,177)	N/M
Percentage of revenue	1.9%	8.4%
N/M means not meaningful.
Other income (expense), net decreased by $24.2 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. The decrease in other income (expense), net, was primarily due to a decrease of $27.5 million of other income related to the changes in fair value of our warrant liabilities, offset by an increase in other income of $1.0 million. Additionally, the Company incurred $2.6 million of expense related to the loss on extinguishment of debt incurred from conversion of the convertible promissory notes issued in 2019 and 2020 in connection with the Merger during the prior period.
Non-GAAP Financial Measures
We report our financial results in accordance with U.S. GAAP. However, management believes that Adjusted Net Loss, Adjusted Net Loss Margin, Adjusted Net Loss Per Common Share, Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow, all non-GAAP financial measures (together the “Non-GAAP Measures”), provide investors with additional useful information in evaluating our performance.
We calculate Adjusted Net Loss as net income loss, adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax expense (income), (4) transaction costs associated with the Merger, (5) executive transition costs (6) non-cash duplicate rent expense incurred during the relocation of our corporate headquarters, (7) demurrage fees related to freight, (8) asset impairment charges incurred relating to the relocation of our corporate headquarters, and (9) other items (as defined below).
We calculate Adjusted Net Loss Margin by dividing Adjusted Net Loss for the period by Revenue for the period.
We calculate Adjusted Net Loss Per Common Share by dividing Adjusted Net Loss for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.

We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest income (expense), net, (2) depreciation and amortization, (3) stock-based compensation expense, (4) change in fair value of warrants and derivatives, (5) sales and use tax expense (income), (6) transaction costs associated with the Merger, (7) executive transition costs (8) non-cash duplicate rent expense incurred during the relocation of our corporate headquarters, (9) demurrage fees related to freight, (10) asset impairment charges relating to the relocation of our corporate headquarters and (11) other items (as defined below).
We calculate Adjusted EBITDA Margin by dividing Adjusted EBITDA for the period by revenue for the period.
We calculate Free Cash Flow as net cash provided by (used in) operating activities less capital expenditures.
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
The Non-GAAP Measures are presented for supplemental informational purposes only, have limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of the Non-GAAP Measures include that (1) the measures do not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect these capital expenditures, (3) Adjusted EBITDA and Adjusted EBITDA Margin do not consider the impact of stock-based compensation expense, which is an ongoing expense for our company, (4) Adjusted EBITDA and Adjusted EBITDA Margin do not reflect other non-operating expenses, including interest expense. In addition, our use of the Non-GAAP Measures may not be comparable to similarly titled measures of other companies because they may not calculate the Non-GAAP Measures in the same manner, limiting their usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider the Non-GAAP Measures alongside other financial measures, including our net income (loss) and other results stated in accordance with U.S. GAAP, and (5) Free cash flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.

The following table presents a reconciliation of Adjusted Net Loss to Net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net Loss

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net loss	$(21,270)	$(13,241)	$(47,317)	$(31,589)
Stock-based compensation expense	3,681	4,209	11,876	11,036
Change in fair value of warrants and derivatives	(1,564)	(14,470)	(6,523)	(33,978)
Sales and use tax expense (income) (1)	(63)	50	(294)	50
Transaction costs (2)	—	324	—	5,964
Executive transition costs (3)	470	108	520	414
Duplicate headquarters rent (4)	512	—	1,718	—
Demurrage fees (5)	—	1,303	—	2,038
Impairment of assets (6)	1,452	—	1,452	—
Other items (7)	—	973	—	4,279
Adjusted net income (loss)	$(16,782)	$(20,744)	$(38,568)	$(41,786)
Net income (loss) margin	(15.83)%	(9.40)%	(11.56)%	(8.34)%
Adjusted net loss margin	(12.49)%	(14.73)%	(9.42)%	(11.04)%

Adjusted net loss per common share - basic and diluted	$(0.09)	$(0.12)	$(0.22)	$(0.28)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	177,672,036	172,554,101	176,546,378	150,313,932

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA Margin for the periods presented:
Adjusted EBITDA

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(21,270)	$(13,241)	$(47,317)	$(31,589)
Interest income (expense), net	1,266	1,284	3,995	4,141
Depreciation and amortization expense	2,700	1,123	6,508	2,924
Stock-based compensation expense	3,681	4,209	11,876	11,036
Change in fair value of warrants and derivatives	(1,564)	(14,470)	(6,523)	(33,978)
Sales and use tax expense (income) (1)	(63)	50	(294)	50
Transaction costs (2)	—	324	—	5,964
Executive transition costs (3)	470	108	520	414
Duplicate headquarters rent (4)	512	—	1,718	—
Demurrage fees (5)	—	1,303	—	2,038
Impairment of assets (6)	1,452	—	1,452	—
Other items (7)	—	973	—	4,279
Adjusted EBITDA	$(12,816)	$(18,337)	$(28,065)	$(34,721)
Net loss margin	(15.83)%	(9.40)%	(11.56)%	(8.34)%
Adjusted EBITDA margin	(9.54)%	(13.02)%	(6.86)%	(9.17)%

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
(3)Executive transition costs includes recruiting, and consulting expenses incurred by the Company.
(4)Non-cash duplicate rent expense incurred during the relocation of our corporate headquarters, and rent expense net of sublease income incurred pertaining to our prior headquarters upon relocation.
(5)Demurrage fees are raised when the full container is not moved out of the port/terminal for unpacking within the allowed free days offered by the shipping line. The charge is levied by the shipping line to the importer.
(6)For the three and nine months ended December 31, 2022 the Company vacated the prior headquarters in New York, New York and recorded impairments of $1.5 million to our right-of-use assets associated with the vacated location based on projected or actual sublease rental income and actual or estimated sublease commencement dates and the remeasurement of our operating lease liabilities associated with the modification of certain leases and the early termination of certain leases within the suite of leases pertaining to our prior headquarters.
(7)For the three months ended December 31, 2021, other items is primarily comprised of costs related to unrealized business ventures of $1.5 million, and gain on extinguishment of debt of $0.6 million. For the nine months ended December 31, 2021, other items is comprised of loss on extinguishment of debt of $2.0 million, costs related to unrealized business ventures of $1.5 million, SOX implementation fees of $0.4 million,, loss on exercise of warrants of $0.3 million and restructuring related expenses of $0.1 million

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Free Cash Flow

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Free cash flow reconciliation:
Net cash provided by (used in) operating activities	$5,077	$(38,518)	$(14,486)	$(146,537)
Capital expenditures	(4,746)	(6,602)	(18,854)	(17,605)
Free cash flow	$331	$(45,120)	$(33,340)	$(164,142)

Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of December 31, 2022, we had cash and cash equivalents of approximately $164.2 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
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
The 2025 Convertible Notes are governed by the Indenture. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1st of each year commencing December 1, 2021, compounded annually. The accrued interest of $4.4 million and $4.2 million was paid-in-kind through an increase of the outstanding principal on the 2025 Convertible Notes on December 1, 2022 and 2021, respectively.
If the 2025 Convertible Notes are not converted into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of December 31, 2022. Therefore, the Company did not record a derivative liability related to these features as of December 31, 2022. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of December 31, 2022 and March 31, 2022, the Company had $83.5 million and $79.2 million, respectively, of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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
The interest rate for borrowings under the Credit Facility, as amended, is equal to (i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time (the “Prime Rate”) and five and one quarter percent 5.25%, plus (ii) half of one percent (0.50%), per annum.
The Credit Facility has a borrowing base subject to an amount equal to eighty percent (80.00%) of the Company’s trailing three months of subscription revenue and an amount equal to (80.00%) of certain of the Company’s customer accounts receivable when a collateral audit is performed and sixty percent (60.00%) when no such collateral audit is performed. Western Alliance has first perfected security in substantially all of the Company’s assets, including its rights to its intellectual property.
As of December 31, 2022 and March 31, 2022, there were no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million is available to be borrowed by the Company if or when needed through the termination date of the agreement of May 31, 2023.
Under the terms of this Credit Facility, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western Alliance Agreement. As of December 31, 2022 and March 31, 2022, the Company was compliant with its financial covenants.

Cash Flows
Comparison of the Nine Months Ended December 31, 2022 and 2021.
The following table summarizes our cash flows for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(14,486)	$(146,537)
Net cash used in investing activities	(18,854)	(17,605)
Net cash provided by (used in) financing activities	(1,850)	355,382
Effect of exchange rate changes on cash	(18)	1
Net increase (decrease) in cash and restricted cash	$(35,208)	$191,240
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
For the nine months ended December 31, 2022, net cash used in operating activities was $14.5 million. The $14.5 million of net cash used in operating activities consisted of net loss of $47.3 million adjusted for non-cash charges totaling $20.4 million and a net increase of $12.4 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $6.5 million for changes in fair value of warrants, $11.9 million for stock based compensation, and $6.5 million for depreciation and amortization. The increase in our net operating assets and liabilities was driven by a reduction of inventory of $10.3 million, accounts receivables of $4.4 million related to increased collections, and partial receipt of the new office’s tenant improvements allowance of $6.2 million. The increase in our net operating assets and liabilities was partially offset by the change in accounts payable and accrued expenses of 5.3 million, and other liabilities of 2.1 million.
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
Cash flows used in Investing Activities
For the nine months ended December 31, 2022 and 2021, net cash used in investing activities was $18.9 million and $17.6 million, respectively, primarily due to capital expenditures.

Cash flows provided by Financing Activities
For the nine months ended December 31, 2022, net cash used in financing activities was $1.9 million, primarily due to the payment of capital leases of $2.3 million, and tax payments related to the issuance of common stock of $0.6 million offset by proceeds from the exercise of stock options of $1.0 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $164.2 million as of December 31, 2022. As of December 31, 2022, the Company held $55.1 million in a money market account. The Company does not have any other investments. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of December 31, 2022 there are no outstanding borrowings under the Credit Facility. We monitor our cost of borrowing under our the Credit Facility, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Western Alliance Agreement for all periods presented would not have a material impact on our consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and Vice President of Accounting, Controller (Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses identified and described below.
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

We have incorporated additional controls as well as enhanced existing controls to adequately document preparation activities, validation of data inputs, and evidence the precision of review for certain accounting processes, including account reconciliations.
We are in the process of improving and updating our inventory management system, process and controls.
We have redesigned and enhanced existing controls related to the identification of and accounting for certain non-routine, unusual or complex transactions; including the acquisition of additional technical accounting research tools, increased frequency and depth of leadership communication requirements, the addition of qualified personnel in various positions of financial reporting responsibility and oversight, and enhanced review procedures.
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
While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. We will not be able to fully remediate these material weaknesses until management has determined through testing, that the controls have been operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
Except as disclosed above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We sell some of our products through a network of retailers and e-tailers (in addition to our direct sales channel). Our products are available through Amazon.com as well as in retail locations including Target, Petco, PetSmart, Walmart, and many others. We depend on these indirect sales channel partners to distribute and sell our products to dog parents, which subjects us to a number of challenges, including:
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
In the ordinary course of business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our subscribers, customers and employees, including subscriber and customer payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. We, or our vendors, may suffer a data compromise from hackers or other unauthorized parties who gain access to personal information or other data, including payment card data or confidential business information, which may not be discovered in a timely fashion. In addition, cyber-attacks such as ransomware attacks could lock us out of our information systems and disrupt our operations. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we, and our vendors, may be unable to anticipate these techniques or to implement adequate preventative measures. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. As our business partners have moved to remote work in response to the COVID-19 pandemic, they may be more vulnerable to cyber-attacks. In addition, our vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate personal information, confidential information, or other data, or may inadvertently release or compromise such data. Compromise of our data security by third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information, and delays in detecting or providing prompt notice of any such compromise or loss may disrupt our operations, damage our reputation, and subject us to litigation, government action, or other additional costs and liabilities that could materially adversely affect our business, financial condition, and operating results.
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
Third parties have from time to time claimed, and may claim in the future, that we have infringed their intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, injunctions against us or the payment of damages or royalties by us, require significant amounts of management time or divert significant operational resources or cause expensive changes to our business model. In addition, we may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments we are required to make and any injunctions against us could materially adversely affect our business, financial condition, and results of operations.
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
Risks Relating to Ownership of Our Common Stock
A recent decision of the Delaware Court of Chancery may create uncertainty regarding the validity of some of our authorized and issued shares of common stock.
On February 7, 2023, we filed a petition in the Delaware Court of Chancery pursuant to Section 205 ("Section 205") of the Delaware General Corporation Law, seeking validation of an amendment to our certificate of incorporation (the "Amendment"), undertaken at a special meeting of our stockholders held on May 28, 2021, which increased our authorized common stock by a majority vote of the then-outstanding shares of our Class A common stock and Class B common stock, voting as a single class. A recent decision of the Delaware Court of Chancery may create uncertainty regarding the validity of this Amendment. While we believe that a separate vote of Class A common stock was not required to approve the Amendment, and therefore that all of our currently outstanding shares of common stock are validly authorized and issued, if we are not successful in the Section 205 proceeding, this uncertainty could continue, which may have a material adverse effect on our business.

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

BARK, Inc.

February 09, 2023	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

February 09, 2023	/s/ Zahir Ibrahim
Zahir Ibrahim
Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

February 09, 2023	/s/ Kevin Eyerman
Kevin Eyerman
Vice President of Accounting, Controller
(Principal Accounting Officer)