Form 10-K
period 2023-03-31
Bark, Inc.
filed 2023-06-01
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023 OR ☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39691
BARK, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1872418
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)
120 Broadway, Floor 12
New York, NY, 10271
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $207.6 million.
As of May 29, 2023, there were 178,346,929 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the Company’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K, including, without limitation, statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” “could” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, market acceptance and the anticipated success of our business model, and our ability to expand the scope of our offerings. These statements are based on management's current expectations, but actual results may differ materially due to various factors.
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

ITEM 1. BUSINESS
Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us,” or “BARK” in this annual report on Form 10-K, we mean BARK, Inc. and its consolidated subsidiaries.
Overview
Our mission is to make all dogs happy
We believe that dogs and humans are better together and we aspire to be the world’s favorite dog brand. We are a team of dog-obsessed people committed to delivering personalization at scale by satisfying each dog’s distinct personality, preferences, and needs with the best products and services. Since our founding in 2011, we have happily served millions of dogs and their people.
We are a vertically integrated, omnichannel brand serving dogs across two key categories: toys & accessories and consumables. All of our products are designed, developed, and branded BARK. We leverage an ever-growing collection of first-party data, customer insights, and machine learning to deliver personalized products and experiences tailored to the needs of each and every dog we serve. Our products are sold direct-to-consumer (“DTC”) and through our network of retail partners, which currently spans over 40,000 doors across the U.S.
We began our journey with BarkBox – a monthly-themed subscription of toys and treats, tailored to the needs of each customer based on their dog’s size, play style, allergies, and more. By viewing each dog as an individual, and by creating magical experiences for our customers, we have been able to build lasting relationships with millions of dogs and their parents. Our customer service (“Happy Team”) proactively engages around 200,000 customers each month. We use the valuable data from these customer interactions to inform the design and development of future products, and we leverage it along with machine learning technology to recommend additional products to our customers through cross-selling and Add-to-Box (“ATB”).
More recently, we have entered exciting, and much larger categories in the consumables space, which include kibble, treats, toppers, supplements, and dental products. This expansion has significantly increased our total addressable market and the number of customers we can serve. We believe that our growing first-party dataset, strong brand, and loyal customer base afford us a meaningful advantage and opportunity to win market share in these newer categories.
Our Industry
Large, growing, and resilient market for pet products:
According to the American Pet Products Association (“APPA”), annual spend on pets in the U.S. was approximately $137 billion in 2022, an increase of over $13 billion, or nearly 11%, compared to 2021.
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
An accelerating shift to digital and e-commerce:
E-commerce sales continue to grow faster than the overall retail sales market and are increasingly taking significant share from brick-and-mortar retail. Sales of dog-related products have mirrored this trend as dog owners increasingly shift a greater share of their dog-related purchasing to online options and subscription-based offerings across all categories. According to the market research firm Packaged Facts, an estimated 36% of all pet product sales occurred online in 2022. By 2026, Packaged Facts estimates roughly 45% of all U.S. pet sales will occur online.
Our Segments and Products

We operate two business segments: direct to consumer and commerce. Our DTC business drives the majority of our revenues and represented 88.2% of total revenue in fiscal 2023.
Our commerce business, which reflects the sale of BARK products in retail stores and other e-tailers, significantly broadens our customer reach and raises awareness for the BARK brand. Today, BARK products are sold in over 40,000 retail doors, including Target, Walmart, Kroger, Petco, and PetSmart. This segment represented 11.8% of our total revenue in fiscal 2023. We see a significant opportunity to grow our presence in retail. Today, virtually all of our commerce revenue consists of selling our toys in retail. The Company is currently in the process of pitching its retail partners on new treat designs, which could meaningfully increase its revenue in this segment, long-term.
Our Key Products:

Toys & Accessories (“toys”)—The majority of our revenue in the toys category is derived from BarkBox and Super Chewer, which are subscription products that feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on a one month, six month, or twelve month basis. During the life of their subscription, we offer our customers incremental products via ATB, which allows us to cross-sell customers our full portfolio of products including kibble, treats, toppers, dental, and more. Over the years, we have become increasingly more effective at cross-selling to customers. For example, in fiscal 2023, cross-selling revenue was $41 million, up 35% compared to the prior year.
We also sell toys through our network of retail partners. Today, the commerce segment accounts for roughly 11.8% of total revenue. This distribution channel allows us to reach new customers and introduce them to the BARK brand.
Our toys category also includes revenue derived from the sale of other products such as beds, leashes, apparel, and other miscellaneous products.
This category generated approximately $307.0 million of revenue in fiscal 2023, up 4.3% compared to fiscal 2022. The allocation between Toys & Accessories and Consumables includes estimates and was determined utilizing data on stand-alone selling prices that the Company charges for similar offerings, and also reflects historical pricing practices.
Consumables—The majority of our consumables revenue today is derived from the treats and chews that are included in our BarkBox and Super Chewer boxes. Over the past two years, the Company has expanded into new and larger consumables markets such as kibble, toppers, supplements and dental products. To sell these products, the Company recently launched a new consumables website, food.BARK.co, which contains the majority of our consumables portfolio, all of which can be purchased on a recurring, auto-ship, or one-off basis.
Treats— Includes treats and chews included in our BarkBox and Super Chewer boxes, as well as the sale of treats on our consumables website. Many of our treats feature monthly themes, similar to our toys. Today, BARK is one of the largest treat brands in the U.S. by revenue, even without any current sales of treats in retail. The Company is currently in discussions with its retail partners to begin selling treats through its retail network.
Toppers—Includes meal-enhancing sprinkles, broths, and bites that are added to a dog’s food to enhance the flavor of their food. These toppers are often single ingredient proteins that can be easily added to a dog’s existing meal plan. Toppers are particularly beneficial for picky eaters.
Supplements—Includes a variety of dog supplements such as hip and joint support, and skin and coat support. These products are often targeted at specific breeds that are prone to certain ailments.
Kibble—We sell a variety of kibble, priced to compete with the mass premium category. While our kibble can be purchased on an individual basis, we entered this market with a breed-based approach that recommends meal plans consisting of a mix of kibble, toppers, and supplements based on the characteristics and personalities of various dog breeds. For example, because German Shepherds are prone to hip issues, we recommend hip and joint support supplements with the purchase of their kibble. If that dog is also a picky eater, we will recommend adding one of our toppers. This increases our Average Order Value and margin profile.
Dental—Also known as BARK Bright, this category includes a variety of chews and toothpastes aimed at improving your dog’s dental health. BARK Bright eliminates the arduous task of brushing a dog’s teeth while still effectively fighting germs and bad breath. Our BARK Bright dental kit provides an innovative regimen for dog dental care.
Overall, we see significant runway in our consumables category long-term, and anticipate the majority of our future growth may be driven by these product categories.
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
Deep Customer Relations Drive Retention and Lifetime Value:
Our strong customer relationships are at the heart of what we do. Our Happy Team proactively engages hundreds of thousands of customers each month. We get to know their dog’s preferences based on breed, size, age, play style, allergies, and more. This allows us to personalize our products and experiences for each customer, which we believe drives stronger retention and lifetime value.
Vertically Integrated:
All of our products are designed, developed, and branded BARK, which drives higher margins, compared to companies that primarily sell third-party products. We believe that our data and insights have enabled us to design and make superior products for dogs as well as to create new products that dogs and their dog parents love. By employing an in-house team of world-class designers to design our products and having them made exclusively for us, rather than selling third-party products, we have created a collection of high-quality, unique, and cleverly-themed products, with strong brand association and higher potential for profitability. By designing our own products, we have the opportunity to achieve higher price points, therefore expanding our gross margins.
Omnichannel:
While the majority of our revenues are driven by our DTC business, we derived $63 million, or 11.8% of our revenues from the sale of BARK products in retail stores and other e-tailers in fiscal 2023. The Company has executed agreements that will bring BARK products to over 40,000 retail doors, including Target, Walmart, Kroger, Petco, and PetSmart. We believe that these partnerships significantly broaden our customer reach and raise awareness for the BARK brand. We believe that this business also serves to introduce first-time customers to BARK who later could become loyal subscribers of our DTC business.
Growth Opportunities
We strive to be a dog parent’s partner from those first days with a puppy throughout their dog’s entire adult life. BARK seeks to be there every step of the way serving dogs with the best products and services. Our ambition is to grow BARK to be the world’s favorite dog brand. We are focused on several key areas that we believe will be significant drivers to our business, long-term.

Growth across our consumables products:
While we are one of the largest treat companies in the U.S. by revenue today, we have only just begun to tap into the broader consumables opportunity. With the introduction of innovative new products across kibble, toppers, supplements, and dental products, we have significantly increased our addressable market and the number of customers we can serve. In the near-term, one of our biggest opportunities is to begin selling treats across our approximately 40,000 retail doors. We are currently in the process of pitching retail partners on a new treat design, and we we believe we will ability to introduce treats in some of our retail network by the end of fiscal 2024 and continue expanding this in fiscal 2025. We are also seeing healthy growth in our newer categories like kibble and dental. These product lines are relatively small for BARK today, however, with millions of customers, strong brand awareness, and a healthy balance sheet, we see significant opportunity to grow these products, long-term.
Unified Customer Experience Expected to Enhance Cross-Selling and Awareness:
Historically, BARK operated five siloed businesses and customer experiences – BarkBox, SuperChewer, BarkBright, BarkFood, and BarkShop. Each of these businesses had distinct websites, dashboards, and logins. We are currently in the process of unifying our brand under the bark.co domain so all of our products are sold under one roof. This will improve the customer experience, raise awareness of our full suite of products, and enhance our cross-selling capabilities. We have made notable progress on this initiative by bringing our consumables under the food.bark.co domain, and we will continue to introduce additional products to the bark.co domain.

Our People and Culture
The Team
As dog people, BARK employees join the company because they are aligned with our mission to make all dogs happy. The work we are doing is inherently joyful, optimistic, and humorous because our primary customers, dogs, possess those same characteristics. To that end, our company culture is centered around service, creativity, and a high level of ambition to serve all dogs and their humans.
At the end of fiscal 2023, BARK employed approximately 900 full-time and part-time employees, with 511 employees based in the U.S. and 384 employees based in the Philippines. Our employee population includes approximately 488 BARK Happy Ambassadors and their leadership, 95 engineers, data scientists, and technology staff, 66 designers and creative team members, 101 operations and fulfillment center employees, and 149 marketing, general, and administrative employees. As of March 31, 2023, 67% of our employees, 31% of our management team, and 33% of our Board of Directors identified as female or nonbinary.
Employee Engagement
Team communication is frequent and direct, allowing for a high level of transparency and feedback. We engage with employees through periodic surveys to measure employee engagement, receive feedback, and respond to employee concerns effectively. We leverage these data points to continuously evolve our policies and practices to meet employee needs and align with BARK team values. Though most of the team has worked remotely since March 2020, we currently use our offices in New York, New York and Columbus, Ohio for regular team collaboration, all hands meetings, workshops and more.
Diversity, Equity, and Inclusion
At BARK, we recognize that people, like dogs, should be celebrated for their differences and the diverse life experiences they bring to work each day. We advocate for and celebrate a culture of inclusiveness for all people regardless of race, gender, sexual orientation, family status, religion, ethnicity, national origin, physical ability, veteran status, age, or love of cats as we work toward one common goal: to make every single dog as happy as they make us. We do this by focusing on four key areas:

•Diversity Sourcing & Recruitment: Promote an inclusive approach to hiring diverse talent through our recruiting processes and sourcing pools.
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
BARK is committed to paying employees fairly for their work. Our Total Rewards team determines and regularly reviews all compensation based on a leveling and benchmarking system guided by market insights from third-party experts and tools. On a regular basis, we review all grants of equity for parity across gender and race to ensure that we are taking a consistent approach to compensation for all team members based on market data, role, and level.
Manufacturing
BARK purchases substantially all of its merchandise directly from third-party manufacturers. Some of these suppliers operate their own manufacturing facilities and others subcontract the manufacturing to other parties. BARK’s manufacturers generally agree to terms that are substantially similar to its standard manufacturer terms, which govern its business relationships. BARK has long-standing relationships with a diverse base of vendors that BARK believes to be mutually satisfactory.
All of our exclusive products are required to be produced according to BARK’s specifications, and our manufacturers warrant that such products will perform in accordance with BARK’s specifications. Our manufacturing and supplier contracts are generally on multi-year terms and provide BARK with the additional right to terminate the agreement for uncured material breaches. We require that all of our manufacturers comply with applicable laws and BARK generally has the right to audit the suppliers’ facilities.
Distribution and Inventory Management
BARK currently utilizes global third-party logistics providers to warehouse and distribute finished products from their distribution facilities to support BARK’s domestic operations. These logistics providers manage various distribution activities including product receipt, warehousing, assembly, certain limited product inspection activities, and coordinating outbound shipping.
BARK manages its inventory levels by analyzing product sell-through, forecasting demand, analyzing product ratings, and placing orders with our manufacturers before BARK receives firm orders from customers to ensure sufficient availability.
Trademarks and Other Intellectual Property
We believe that our rights to our intellectual property, including trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from competitors. BARK owns a number of trademarks that have been registered, or for which registration applications are pending, in the United States as well as in certain foreign jurisdictions. These registered or pending trademarks, standardized and stylized, include, among others, “BARK,” “BARKBOX,” “BARK BRIGHT,” “BARKEATS,” “BARK SUPER CHEWER,” “SUPER CHEWER,” and “BARKPOST.” The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We expect to pursue additional trademark registrations to the extent we believe such registrations would be beneficial and cost-effective.

In addition to trademark protection, we own numerous domain names, including www.bark.co, www.barkbox.com, and www.barkshop.com. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology and other confidential information. We further control the use of our proprietary technology and intellectual property through provisions in both customer terms of use on our websites and in agreements with our vendors.
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
Public Filings
Copies of the our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge at https://investors.bark.co/financials/sec-filings/default.aspx as soon as reasonably practicable after being filed electronically with the United States Securities and

Exchange Commission (the “SEC”). Our reports are also available free of charge on the SEC’s website, www.sec.gov. Information on our website is not incorporated into this Form 10-K.

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
Our recent rapid growth may not be indicative of our future operating performance, which will depend on our ability to leverage our competitive strengths and execute on our strategy. Our competitive strengths include: our proprietary product and customer data; strong customer relationships; vertically integrated design, development and manufacturing of our products; and omnichannel approach including both direct to consumer and retail sales. Our strategy is to expand into new product categories, in particular the consumables category; create a unified customer experience; and focus on the path to profitability. Our ability to leverage our competitive strengths and execute on our strategy is subject to numerous challenges and uncertainties including, but not limited to, the following:
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
•impacts related to the COVID-19 pandemic; and
•changes in the macro-economic environment, such as inflation, increasing interest rates, instability in the banking system or financial markets, changes in the labor markets, and political, economic and social instability, such as war in the Ukraine, in particular as such changes impact consumer discretionary spending.
If we fail to meet the challenges or navigate the uncertainties described above, as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations will be materially adversely affected.
We may fail to acquire new customers in a cost-effective manner.
In order to expand our customer base, we must appeal to customers who have historically purchased their dog products from other retailers, such as traditional brick and mortar retailers or the websites of our competitors. While we believe that many of our new customers originate from word-of-mouth and other non-paid referrals from our current customers, we have made, and expect to continue to make, significant investments to acquire new customers. We must be able to appropriately, effectively and efficiently allocate our marketing spend for multiple products, including: accurately identifying, targeting and reaching our audience of current and potential customers with our marketing messages; selecting the right marketplace, media and specific media vehicle in which to advertise;

adapting quickly to changes in the algorithmic logic, privacy policies, and other procedures used by search engines, social media platforms and other third party platforms; identifying the most effective and efficient level of spending in each marketplace, media and specific media vehicle; determining the appropriate creative message and media mix for advertising, marketing and promotional expenditures; managing marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs; differentiating our products as compared to other products; creating greater brand awareness; driving traffic to our websites, and websites of our retail partners and adapting our marketing tactics as e-commerce, search, and social networking evolve. Also, search engines, social media platforms frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine or social media platform could, for competitive or other purposes, alter its search algorithms or results, causing our websites to place lower in search query results. In addition, social networking and e-commerce channels continue to rapidly evolve, including with regard to their policies and procedures, and we may be unable to cost-effectively develop or maintain a presence within these channels. If the costs of acquiring new customers exceeds our expectations, we may not be able to acquire the necessary number of customers who purchase products in volumes sufficient to grow our business and generate the scale necessary to achieve operational efficiency and/or our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to maintain a high level of customer engagement or protect our brand and reputation.
Our strong customer relationships and our brand and reputation are the basis for the high-level customer engagement that drives increases to our average order volume and our overall growth. A significant portion of our revenue is recurring revenue from subscription customers, especially those customers who are highly engaged and purchase our add-to-box offerings which include toys, treats, toppers, dental and other products. Maintaining and protecting our brand and reputation depends largely on our ability to provide our customers with an engaging and personalized customer experience, including valued services, high-quality merchandise, appropriate prices and highly-trained customer support representatives. Customer complaints or negative reviews or publicity about our products, services, merchandise, monthly themes, delivery times, or customer support, especially on social media platforms, could harm our brand and reputation and diminish customer use of our services and the trust that our customers place in us. Also, if our customers no longer find our products appealing or appropriately priced, they may make fewer purchases and may cancel their subscriptions or stop purchasing products. Even if our existing customers continue to find our offerings appealing, they may decide to reduce their subscription and purchase less merchandise over time as their interest in new dog products declines. Failure to maintain our high level of engagement and protect our brand and reputation with our customers would cause our revenue to decrease, which could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to accurately predict consumer trends, successfully introduce new products, improve existing products, or expand into new offerings.
Our growth depends, in part, on our ability to successfully introduce new products to our existing BarkBox and Super Chewer subscriptions and Toys & accessories and Consumables categories, and to improve and reposition our existing products to meet the requirements of our customers and the needs of their dogs. To be successful, we must accurately predict and respond to evolving consumer trends, demands and preferences, including predicting monthly themes for our BarkBox and Super Chewer subscriptions that will resonate with customers as timely and clever. The development and introduction of new products and expansion into new offerings also involves considerable costs. Any new product or offering may not generate sufficient customer interest to become a profitable product or to cover the costs of its development and promotion and could result in a decrease in customer retention, a reduction in purchases or negatively affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, or create new offerings that respond to changes in customer requirements and preferences, or if our new product introductions, repositioned products, or new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, or our revenue, margins and profitability may decline or not improve, which could materially adversely affect our business, financial condition and results of operations.
Our success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.

Our ability to maintain our competitive position is largely dependent on the contributions of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such positions is competitive, in particular, due to the ongoing labor market effects or distortions from the COVID-19 pandemic. Qualified individuals are in high demand and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could impede our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry could be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations could be materially adversely affected.
We face challenges due to our reliance on third party sales channels to sell and distribute our products.
We sell some of our products through a network of retailers and e-tailers (in addition to our direct sales channel). Our products are available through Amazon.com as well as in retail locations including Target, Petco, PetSmart, Costco, Walmart, Kroger and CVS, and many others. We depend on these indirect sales channel partners to distribute and sell our products to dog parents, which subjects us to a number of challenges, including:
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
•our sales channel partners, who also sell products offered by our competitors, and in the case of retailer house brands, may also be our competitors, which sales may compete with our own products;
•certain of our sales channel partners could decide to de-emphasize the product categories that we offer, change their algorithmic logic, policies or procedures making our products harder for customers to find, or remove them from e-commerce sites altogether; and
•building relationships with new channel partners or adapting to new distribution and marketing models in order to expand into new product categories and markets may require significant management attention and operational resources, and affect our accounting, including revenue recognition, gross margins, and the ability to make comparisons from period to period.
If we fail to effectively meet the challenges described above our business and future operating results will be materially adversely affected.
Risks Related to the Macro-Economic Environment and the COVID-19 Pandemic
We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.
Our business depends on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; bank failures; global pandemics, including the COVID-19 pandemic and the loosening of restrictions as the pandemic conditions improve; fluctuating fuel and other energy costs; fluctuating commodity prices; and the high rate of inflation and general uncertainty regarding the overall future political and economic environment. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease when those programs or circumstances end. In addition, economic conditions in certain regions may be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Any decline in consumer discretionary spending could negatively impact our revenue, which could have a material adverse effect on our business, financial condition and results of operations.
We may continue to be impacted by the COVID-19 global pandemic.
The extent to which the COVID-19 pandemic may continue to impact our business will depend on future developments related to any resurgence or geographic spread of the disease, any mutations or emergence of new diseases, and the duration and severity of potential outbreaks. In the past, the COVID-19 pandemic resulted in travel restrictions, required social distancing, business closures, governmental and business disruptions, and other actions taken by the United States government and the governments of other countries. The COVID-19 pandemic has disrupted the global supply chain and may continue to cause disruptions to our operations. Many of our personnel continue to work remotely, which could have a negative impact on the execution of our business plans and operations. Natural disasters, power outages, connectivity issues, or other events that impact our employees’ ability to work remotely, could disrupt business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues. While conditions appear to have improved, the COVID-19 pandemic has had, and continues to have, unprecedented and unexpected effects on the global economy, civil society, labor markets, and certain industries. As a result, it is difficult to predict the magnitude or scope of the adverse impacts that these effects may have directly, or indirectly, on our business, operating results and financial condition in the future.
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
We rely on a limited number of contract manufacturers, suppliers and logistics providers to manufacture and transport our products. We do not currently have alternative or replacement providers and we do not generally maintain long-term supply contracts with any of these providers. We face a number of risks relating to these providers, including:
•our suppliers, manufacturers or logistics partners could be impacted by a natural disaster, an epidemic such as the COVID-19 pandemic, or other interruptions at a particular location;
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
•our current product purchases are centralized among a few manufacturers and suppliers to realize substantial cost savings, which exposes us to credit and other risks, including insolvency, financial difficulties, supply chain delays or other factors which may result in our manufacturers or suppliers not being able to fulfill the terms of their agreements with us; and
•we have signed a number of contracts whose performance depends upon third party suppliers delivering products on schedule to meet our contractual commitments. Concentration in the number of our manufacturers and suppliers could lead to delays in the delivery of products or components, and possible resultant breaches of contracts that we have entered into with our customers; increases in the prices we must pay for products; problems with product quality; and other concerns.
Any of the above risks could delay delivery of our products to customers in a timely and cost effective manner, which could have a material adverse effect on our business, financial condition and results of operations.
We face challenges due to limited control over our suppliers, contract manufacturers, and logistics partners.
We have limited control over our suppliers, contract manufacturers, and logistics partners, which subjects us to the following risks, many of which have materialized during the COVID-19 pandemic, including: failure to satisfy demand for our products; reduced control over delivery timing, product reliability, the manufacturing process and components used in our products; limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions; variance in the manufacturing capability of our third-party manufacturers; price increases; failure of a significant supplier, manufacturer, or logistics partner to perform its obligations for technical, market, or other reasons; misappropriation of our intellectual property; changes in local economic conditions in the jurisdictions where our suppliers, manufacturers, and logistics partners are located; the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners. If we fail to meet the challenges described above, our business and future operating results will be materially adversely affected.
Shipping, which is subject to numerous risks, is a critical part of our business.
We currently rely on third-party national, regional and local logistics providers to deliver our products. We may not be able to negotiate acceptable pricing and other terms with these providers, or these providers may experience performance problems or other difficulties in processing our orders or delivering our products to customers. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, natural disasters, fire, flood, power loss, earthquakes, pandemics, acts of war or terrorism or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying our products. Further, due to the effects of the COVID-19 pandemic, there may continue to be disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience. Changes to the terms of our shipping arrangements and delays or failures in delivery of our products may have a material adverse effect on our margins and profitability, which could adversely affect our business, financial condition and results of operations.
We may be unable to manage the complexities created by our omnichannel operations.
Our omnichannel operations, such as offering our products through our websites, on third party websites and in traditional brick and mortar stores, create additional complexities in our ability to manage inventory levels, as well as certain operational issues, including timely shipping and refunds. Accordingly, our success depends to a large degree on continually evolving the processes and technology that enable us to plan and manage inventory levels and fulfill orders, address any related operational issues and further align channels to optimize our omnichannel operations. If we are unable to successfully manage these complexities, it may have a material adverse effect on our business, financial condition, operating results and prospects.
If we are unable to implement appropriate systems, procedures and controls, we may not be able to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner.
Our ability to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner requires an effective planning and management process and certain other automated management and accounting systems. We currently do not have a fully integrated enterprise resource planning system and certain other automated management and accounting systems. We periodically update our operations and financial systems, procedures and controls; however, our current procedures may not scale proportionately with our business growth or with becoming a public company. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. Failure to implement in a timely manner appropriate internal systems, procedures and controls could materially and adversely affect our business, financial condition and results of operations.
We may not be able to successfully optimize, operate and manage our fulfillment centers and shipping services.
If we do not optimize and operate our fulfillment centers and shipping services successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs and/or inventory shrinkage or impairment charges or harm to our business in other ways. In addition, if we do not have sufficient fulfillment or shipping capacity or experience a problem fulfilling or shipping orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers. We also anticipate the need to add additional fulfillment center and shipping capacity as our business continues to grow. We may not be able to locate suitable facilities or services on commercially acceptable terms in accordance with our expansion plans, or recruit qualified managerial and operational supply personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment and shipping operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, and results of operations could be materially adversely affected.
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
The dog products and services retail industry, in particular on the Internet, is highly competitive and we expect this competition to continue to increase. We compete with pet product retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers. We also compete with a number of specialty dog supply stores and independent dog stores, catalog retailers and other specialty e-tailers. As we expand our offerings, such as our BARK Food line, we will face additional competition. In the consumables category, there are numerous brands and products that compete for shelf space and sales, with competition based primarily upon brand recognition and loyalty, product packaging, quality and innovation, taste, nutrition, breadth of product line, price and convenience. Many of these current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do, allowing our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), allowing them to build larger customer bases or generate gross profit from their customer bases more effectively than we do. Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. If we fail to compete effectively, or are required to offer promotions and other incentives or adopt more aggressive pricing strategies, our operating margins could decrease, which could materially adversely affect our business, financial condition and results of operations.
Risks Related to Information Technology and Cybersecurity
We are subject to risks related to online payment methods.
We currently accept payments using a variety of methods, including credit card, debit card, PayPal, Venmo, Apple Pay, Shop Pay and gift cards. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements, fraud and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. In the future, as we offer new payment options to customers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and fraud, if our customers re-use their login and password information across multiple websites, exposing us to breaches on other sites. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from customers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition, and results of operations could be materially adversely affected.
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
Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, or has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which if widely adopted could result in making cookies and other methods of online tracking significantly less effective. This regulation of the use of cookies and other current online tracking and advertising practices or the loss of our ability to make effective use of services that employ such technologies could limit our ability to acquire new customers on cost-effective terms, which could materially adversely affect our business, financial condition, and results of operations.
We may be unable to maintain and scale our technology.
Our reputation and ability to acquire, retain and serve our customers depends on the reliable performance of our websites and mobile application and our cloud-based solutions. The operation of these systems, and the consolidation of our websites, is complex and could result in operational failures. Interruptions or delays in these systems, or in the consolidation of our websites, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of our websites and mobile application and prevent our customers from accessing our websites and mobile application. If sustained or repeated, these performance issues could reduce the attractiveness of our products and services. In addition, the costs and complexities involved in consolidating our websites or expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any web or mobile platform interruption or inadequacy that causes performance issues or interruptions in the availability of our websites or mobile application could reduce consumer satisfaction and result in a reduction in the number of customers using our products and services, which could have a material adverse effect on our business, financial condition and results of operations.
Our disaster recovery arrangements may be insufficient.
The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close the third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our websites and mobile application. Cloud computing, in particular, is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster, pandemic (such as the COVID-19 pandemic), blackout or other unforeseen event were to occur that disrupted our ability to obtain an Internet connection, we may experience a slowdown or delay in our operations. While we have some limited disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired, which could have a material adverse effect on our business, financial condition, and results of operations.
The security of our and our partners’ computer networks and databases containing personal information may be compromised.
In the ordinary course of business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our customers and employees, including customer payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. We, or our vendors, may suffer a data compromise from hackers or other unauthorized parties who gain access to personal information or other data, including payment card data or confidential business information, which may not be discovered in a timely fashion. In addition, cyber-attacks such as ransomware attacks could lock us out of our information systems and disrupt our operations. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we, and our vendors, may be unable to anticipate these techniques or to implement adequate preventative measures. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. As our business partners have moved to remote work in response to the COVID-19 pandemic, they may be more vulnerable to cyber-attacks. In addition, our vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate personal information, confidential information, or other data, or may inadvertently release or compromise such data. Compromise of our data security by third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information, and delays in detecting or providing prompt notice of any such compromise or loss may disrupt our operations, damage our reputation, and subject us to litigation, government action, or other additional costs and liabilities that could materially adversely affect our business, financial condition, and results of operations.
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
We rely on a variety of marketing techniques, including email and social media marketing and postal mailings, which are subject to various federal and state laws and regulations. A variety of federal and state laws and regulations also govern our collection, use, retention, sharing and security of consumer data, particularly in the context of the online advertising that we rely on to attract new customers. These laws and regulations are constantly evolving and subject to potentially differing interpretations, in particular from one jurisdiction to another, and may conflict with other laws and regulations. In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which requires companies that process information on California residents make new disclosures to customers about the collection of their data, use and sharing practices, and allow customers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Further, the California Privacy Rights Act (the “CPRA”) significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California Privacy Protection Agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses in the areas of data protection and security. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that could make compliance challenging. Our practices and procedures to comply with these laws and regulations may not always be effective, particularly as the legal landscape continues to evolve. In addition, some of our internal processes are manual, which could result in employee error and internal compliance failures. Any failure, or perceived failure, to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities,customers, suppliers or others, or may require us to change our operations and/or cease using certain data. Any such claims, proceedings or actions could further harm our reputation and brand, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of our non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any harm to our reputation or brand, being subject to regulatory action and incurring related fees, distraction of our management and loss of customers or suppliers could have a material adverse effect on our business, financial condition and results of operations.
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
We prepare our financial statements in accordance with U.S. GAAP, which requires our management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to determination of fair value of the Company’s allowance for uncollectible accounts receivable, excess and obsolete inventory reserve, stock-based compensation, fair value of right-of-use assets and the valuation of embedded derivatives. If our assumptions change or if actual circumstances differ from those in our assumptions, our operating results could fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
We have in the past and may in the future identify material weaknesses in our internal control over financial reporting.
In order to maintain effective internal control over financial reporting, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow for management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. In the past, we have identified material weaknesses in our internal control over financial reporting which we have remedied. If we, or our independent registered public accounting firm, identify deficiencies in our internal control over financial reporting in the future that are deemed to be material weaknesses, our investors could lose confidence in our reported financial information, we may be required to restate those financial statements, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources and otherwise could have a material adverse effect on our business, financial condition or results of operations.
Certain of our key performance indicators are subject to inherent challenges in measurement, and real or perceived inaccuracies.
We track certain key performance indicators, including metrics such as average order value and customer acquisition costs, with internal systems and tools. Estimates or similar metrics published by third parties may differ from our reported key performance indications, due to differences in sources, methodologies, or assumptions. For example, we rely on third-party marketing analytics systems to identify marketing spend by channel, which we then reconcile across a number of systems. In addition, we rely on third-party warehouse and fulfillment providers to communicate the receiving and shipping information that drives active customer count and related data. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our key performance indicators, including the metrics or estimates that we publicly disclose. While these metrics or estimates are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring our key performance indicators. Some of these challenges include manual reconciliation of information provided by different input systems, resulting in undetected errors. If our key performance indicators are not accurate representations of our business, or if investors do not perceive our key performance indicators to be accurate, or if we discover material inaccuracies with respect to these numbers, our reputation may be significantly harmed, which could have a material adverse effect on our business, financial condition and results of operations.
We have a history of losses and we may be unable to achieve or sustain profitability.
We expect our operating expenses to increase over the next several years as we increase our advertising, expand into new markets, expand our offerings, hire additional personnel, incur additional expenses related to being a public company and continue to develop features on our websites and mobile applications. In particular, we intend to continue to invest substantial resources to grow and diversify our product offerings and in marketing to acquire new customers. Our operating expenses may also be adversely impacted by increased costs and delays in launching in new markets and expanding fulfillment center capacity, in particular as a result of the COVID-19 pandemic and other macro-economic conditions. Our future growth and operating performance must eventually offset our operating losses or we may not be able to achieve or sustain profitability.
We may fail to manage or integrate acquisitions of, or investments in, new or complementary businesses, facilities, technologies or products, or through strategic alliances.
From time to time, we may consider opportunities to acquire or make investments in complementary businesses, facilities, technologies, offerings, or products, or enter into strategic alliances, in order to enhance our capabilities, expand our outsourcing and supplier network, complement our current products or expand the breadth of our offerings. Acquisitions, investments and other strategic alliances involve numerous risks, including: problems integrating the acquired business, facilities, technologies, customers, partners or products, issues maintaining uniform standards, procedures, controls and policies; unanticipated costs; diversion of management’s attention from our existing business; adverse effects on existing business relationships with suppliers, manufacturing partners, and retail partners; challenges with entering new markets in which we may have limited or no experience; potential loss of key employees of acquired businesses; and increased legal, accounting and compliance costs. Failure to integrate acquired businesses, facilities, technologies and products effectively could materially and adversely affect our business, financial condition, and results of operations.
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
The market price of our common stock may fluctuate significantly or decline in response to numerous factors, many of which are beyond our control, including: actual or anticipated fluctuations in our revenue and results of operations; financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; failure of securities analysts to maintain coverage of BARK, changes in financial estimates or ratings by any securities analysts who follow BARK or our failure to meet the estimates or the expectations of investors; announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments; changes in operating performance and stock market valuations of other retail or technology companies generally, or those in our industry in particular; price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; trading volume of our common stock; the inclusion, exclusion or removal of our common stock from any indices; changes in members of our Board of Directors or management; transactions in our common stock by directors, officers, affiliates and other major investors; lawsuits threatened or filed against us; changes in laws or regulations applicable to our business; changes in our capital structure, such as future issuances of debt or equity securities; short sales, hedging and other derivative transactions involving our capital stock; general economic conditions in the U.S. or global markets; other events or factors, such as the COVID-19 pandemic, the war in the Ukraine, increased inflation, bank failures, incidents of terrorism or responses to these events; and the other events or factors described in this “Risk Factors” section.
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
Our certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our common stock by impeding a change in control of BARK or changes in our management that our stockholders may deem advantageous. These provisions include: a classified board; removal of directors only for cause or a super majority vote; super majority vote required to amend of certain provisions of our certificate of incorporation and any provisions of our bylaws; issuance of “blank check” preferred stock authorized; stockholders may not call special stockholder meetings; stockholder action by written consent prohibited; indemnification of our director and officers; Board of Directors is expressly authorized to make, alter, or repeal our bylaws; and advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Our existing executive officers, directors and their respective affiliates, together as a group, beneficially own a significant amount of the outstanding shares of our common stock. This group, if it acts together, could have the ability to influence matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. As a result, this group could, for example, delay or prevent a change in control of BARK and the approval of certain transactions.
We may issue additional shares of common stock or other equity securities, which would dilute your ownership interests and could depress the market price of our common stock.
We currently have options, RSUs and warrants outstanding that are convertible into shares of our common stock. In addition, our 2025 Convertible Notes are convertible based on outstanding principal balance and accrued interest. We also have the ability to issue equity awards that are convertible into shares of our common stock under our 2021 Equity Incentive Plan and under our Employee Stock Purchase Plan, see Note 7 — Debt, and Note 8 — Stock-Based Compensation Plans, to our consolidated financial statements set forth in this annual report on Form 10-K. We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would dilute our existing shareholders and may cause the market price of our common stock to decline.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We currently maintain our executive offices at 120 Broadway, Floor 12, New York, NY. In addition, we lease and operate fulfillment centers in three locations, at which we receive products from vendors, ship products to customers, and receive and process returns from customers. We also lease and operate a customer service center in Columbus, Ohio. We believe these properties are suitable and adequate for our current business operations. The following table sets forth the location, use and size of certain of our properties as of March 31, 2023:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Office Space	Leased	26,300
New York, New York	Office Space	Leased	51,220
New York, New York	Photo Studio	Leased	1,850
Columbus, Ohio	Warehouse and distribution Center	Leased	97,934
Columbus, Ohio	Office Space	Leased	12,978
Columbus, Ohio	Office Space	Leased	34,238
Hebron, Kentucky	Warehouse and distribution Center	Leased	201,600
Las Vegas, Nevada	Warehouse and distribution Center	Leased	400,593
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock and warrants to purchase common stock are traded on the NYSE under the symbols “BARK” and “BARK WS,” respectively.
Holders
As of May 29, 2023 there were approximately 107 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, results of operation, contractual restrictions and other factors our Board of Directors may deem relevant. In addition our ability to pay dividends is limited by covenants in our existing outstanding indebtedness.
Recent Sales of Unregistered Securities
None.

Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 index and the S&P Retail Internet Select Industry index. The graph assumes an initial investment of $100 in our common stock at the market close on December 18, 2020, which was the first day on which our common stock commenced trading on its own through March 31, 2023 the last business day of our fiscal year. Data for the S&P 500 and the S&P Retail Internet Select Industry index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends. The stock price performance of the graph above is not necessarily indicative of future stock price performance.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its consolidated subsidiaries. The audited consolidated financial statements as of March 31, 2023 and 2022 and for the fiscal years ended March 31, 2023, 2022 and 2021, respectively, present the financial position and results of operations and cash flows of BARK, Inc. and its wholly-owned subsidiaries.
Overview
We believe that dogs and humans are better together and we aspire to be the world’s favorite dog brand. We are a team of dog-obsessed people committed to delivering personalization at scale by satisfying each dog’s distinct personality, preferences, and needs with the best products and services. Since our founding in 2011, we have happily served millions of dogs and their people.
We are a vertically integrated, omnichannel brand serving dogs across two key categories: toys & accessories and consumables. All of our products are designed, developed, and branded BARK. We leverage an ever-growing collection of first-party data, customer insights, and machine learning to deliver personalized products and experiences tailored to the needs of each and every dog we serve. Our products are sold direct-to-consumer (“DTC”) and through our network of retail partners, which currently spans over 40,000 doors across the U.S.
We began our journey with BarkBox – a monthly-themed subscription of toys and treats, tailored to the needs of each customer based on their dog’s size, play style, allergies, and more. By viewing each dog as an individual, and by creating magical experiences for our customers, we have been able to build lasting relationships with millions of dogs and their parents. Our customer service (“Happy Team”) proactively engages around 200,000 customers each month. We use the valuable data from these customer interactions to inform the design and development of future products, and we leverage it along with machine learning technology to recommend additional products to our customers through cross-selling and Add-to-Box (“ATB”).
More recently, we have entered exciting, and much larger categories in the consumables space, which include kibble, treats, toppers, supplements, and dental products. This expansion has significantly increased our total addressable market and the number of customers we can serve. We believe that our growing first-party dataset, strong brand, and loyal customer base afford us a meaningful advantage and opportunity to win market share in these newer categories.
Factors Affecting Our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”
Investments in growth
Our ability to increase the number of total orders and cross category purchasing is a key factor in our future growth and will be driven by our marketing and from the development of new products, primarily in the consumables space. As a result, we expect to continue to focus on long-term growth through investments in product offerings and the dog and dog parent experience. We are working to enhance our offerings and expand the breadth of the products and offerings especially in consumables. We expect to make additional investments in marketing to acquire new customers.

Expansion of new offerings
Another key factor in our future performance is our ability to increase our average order value (“AOV”), which involves introducing new products into our portfolio. We expect to continue to invest in the expansion of our product offerings, particularly in the consumables space, as we seek to attract new customers as well as growing sales with our existing customers. This expansion may require additional financial investments in headcount, marketing, customer acquisition expenses, operational capabilities and inventory. If we are unable to generate sufficient demand for these new offerings, we may not recover the financial investments and revenue may not increase as desired.
Certain global events, conditions and challenges
The extent to which the COVID-19 pandemic may continue to impact our business will depend on future developments related to any resurgence or geographic spread of the disease, any mutations or emergence of new diseases, and the duration and severity of potential outbreaks. In the past, the COVID-19 pandemic resulted in travel restrictions, required social distancing, business closures, governmental and business disruptions, and other actions taken by the United States government and the governments of other countries. While conditions appear to have improved, the COVID-19 pandemic has had, and continues to have, unprecedented and unexpected effects on the global economy, civil society, labor markets, and certain industries. As a result, it is difficult to predict the magnitude or scope of the impact that these effects may have directly, or indirectly, on our business, operating results and financial condition in the future.
In the past, we have experienced increases in inbound freight costs due to the challenges in the import market, as transpacific ships and trade lanes continue to be overburdened with volume and experience a significant shortage of equipment and capacity due to the COVID-19 pandemic and other macroeconomic challenges affecting the global supply chain. Increases in freight costs and supply chain disruptions may continue and could impact our business, in particular as a result of global conditions that are created or driven by market factors or international events, such as increased inflation and the war in the Ukraine.
Although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced limited constraints in availability and increasing costs required to obtain some materials and supplies due, in part, to the negative impact of the war in the Ukraine on the global economy. To date, our business has not been materially impacted by the conflict, however, as the conflict continues or worsens, it may impact our business, financial condition or results of operations.
Macroeconomic events and challenges
To date, various central banks around the world (including the Federal Reserve in the United States) have raised interest rates. While these rate increases have not had a significant adverse impact on our financial condition to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact us in the future. In addition, the global economy has experienced and is continuing to experience high levels of inflation. To date, we do not believe that inflation has had a material effect on our business, however, we continue to monitor these inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.
Recently, several regional banks abruptly failed, creating uncertainty in the financial markets and potentially affecting the growth of the US and global economies in the future. Although we did not experience any loss related to these failures, if any of the banking institutions in which we deposit funds ultimately fails, continued stress in the banking system and the financial markets could ultimately have a direct or indirect effect on our business.
We cannot predict the duration or magnitude of the risks and challenges discussed above. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” and those factors described under “Risk Factors” in this Annual Report on Form 10-K.

Key Performance Indicators
We are introducing the following key performance indicators ("KPIs") to more accurately align with the Company's current business operations and strategic focus. These KPIs include Total Orders and Average Order Value (Direct To Consumer revenue divided by total orders), encompassing all customer orders, including subscription, auto-ship, and one-off orders. This adjustment better aligns with the current and anticipated ordering cadence of our customers.
Historically, our KPIs were derived solely from subscription-based customers, however, as our business evolves from a pure-play subscription company to a brand selling a diverse catalog of products with flexible purchasing options. We use these metrics to assess our operating performance and believe that these metrics more accurately represent the more product-oriented nature of our business. These key financial and operating metrics should be read in conjunction with the following discussion of our results of operations and financial condition together with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	March 31,
	2023	2022
Total Orders (in thousands)	14,888	15,143
Average Order Value	$31.70	$29.59
Direct to Consumer Gross Profit (in thousands)	$285,328	$260,084
Direct to Consumer Gross Margin	60.5%	58.0%

Total Orders
We define Total Orders as the total number of orders shipped in a given period. These include all orders across all of our product categories, regardless of whether they are purchased on a subscription, auto-ship, or one-off basis.
Average Order Value
Average Order Value (“AOV”) is Direct to Consumer revenue for the period divided by Total Orders for the same period. Previously, AOV was calculated as Direct to Consumer revenue for the period divided by Total Subscriptions. However, as the volume of non-subcription based orders increases, the calculation of AOV using Total Orders will be more accurate.
We had previously used the following key financial and operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. Since becoming a public company in 2021, our business has undergone significant changes. We’ve evolved from a pure-play subscription company to a brand selling a diverse catalog of products with the flexibility for customers to purchase all of these products on virtually any cadence they choose. As a result, we no longer believe our historical subscription-based metrics are the most relevant drivers for our business.

	Fiscal Year Ended March 31

	2023	2022	2021
Subscription Shipments (in thousands)	14,638	14,906	11,619
Active Subscriptions (in thousands)	2,159	2,265	1,826
New Subscriptions (in thousands)	941	1,164	1,200
CAC	$58.20	$53.43	$47.55
LTV:CAC	4.7x	4.7x	6.3x
Average Order Value (Subscription Shipments)	$32.24	$30.06	$28.74
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
Average Order Value (Subscription Shipments)
Historically, we calculated Average Order Value (Subscription Shipments) as Direct to Consumer revenue for the period divided by Subscription Shipments for the same period.

Components of Our Results of Operations
We operate with two reportable segments: Direct to Consumer and Commerce, to reflect the way our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), reviews and assesses the performance of the business.
Revenue
The Company generates revenue through its Direct to Consumer and Commerce segments, each of which participate in the sale of the Company’s Toys & Accessories and Consumables product lines. See below for additional information.
Toys & Accessories (“toys”)—The majority of our revenue in the toys category is derived from BarkBox and Super Chewer, which are subscription products that feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on monthly, six month, or annual basis. Subscription revenue is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box. During the life of their subscription, we offer customers incremental products via ATB, which enables us to cross-sell customers into our full portfolio of products, including kibble, treats, toppers, dental and more. ATB revenue is recognized at a point in time as control is transferred to the customer upon delivery of goods to the subscriber. Over the years, we have become increasingly more effective at cross-selling customers. For example, in fiscal 2023, cross-selling revenue was $41 million, up 35% compared to the prior year.
We also sell toys through our Commerce segment which is a network of retail partners and online major market places. Today, the commerce segment accounts for 11.8% of total revenue. This distribution channel allows us to reach new customers and introduce them to the BARK brand. Commerce revenue derived from our retail partners is recognized net of estimates for sales returns, discounts, markdowns and allowances, after the goods are shipped, or when the retail customer picks up the goods directly from one of our distribution points and control of the goods is transferred to the customer. Online marketplaces revenue is recognized upon delivery of goods to the end customer.
Our toys category also includes revenue derived from the sale of other products such as beds, leashes, apparel, and other miscellaneous products.
The Toys & Accessories product category generated approximately $307.0 million of revenue in fiscal 2023, up 4.3% compared to fiscal 2022. The allocation between Toys & Accessories and Consumables includes estimates and was determined utilizing data on stand-alone selling prices that the Company charges for similar offerings, and also reflects historical pricing practices.
Consumables—The majority of our consumables revenue today is derived from the treats and chews that are included in our Barkbox and Super Chewer boxes. Over the past two years, the Company has expanded into new and larger consumables markets such as kibble, toppers, supplements and dental products. To sell these products, the Company recently launched a new consumables website, food.BARK.co, which contains the majority of its consumables portfolio, all of which can be purchased on a recurring, auto-ship, or one-off basis. Revenue related to food.BARK.co is recognized at a point in time, as control is transferred to the customer upon each delivery.
Treats— Includes treats and chews included in our BarkBox and Super Chewer boxes, as well as the sale of treats on our consumables website. Many of our treats feature monthly themes, similar to our toys. Today, BARK is one of the largest treat brands in the U.S. by revenue, even without any current sales of treats in retail. The Company is currently in discussions with its retail partners to begin selling treats through its retail network.
Toppers—Includes meal-enhancing sprinkles, broths and bites that are added to a dog’s food to enhance the flavor of their food. These toppers are often single ingredient proteins that can be easily added to a dog’s existing meal plan. Toppers are particularly beneficial for picky eaters.
Supplements—Includes a variety of dog supplements such as hip and joint support, and skin and coat support. These products are often targeted at specific breeds that are prone to certain ailments.

Kibble—We sell a variety of kibble, priced to compete with the mass premium category. While our kibble can be purchased on an individual basis, we entered this market with a breed-based approach that recommends meal plans consisting of a mix of kibble, toppers, and supplements based on the characteristics and personalities of various dog breeds. For example,because German Shepherds are prone to hip issues, we recommend hip and joint support supplements with the purchase of their kibble. If that dog is also a picky eater, we will recommend adding one of our toppers. This enhances our average order value and margin profile.
Dental—Also known as BARK Bright, this category includes a variety of chews and toothpastes aimed at improving your dog’s dental health. BARK Bright eliminates the arduous task of brushing a dog’s teeth while still effectively fighting germs and bad breath. Our BARK Bright dental kit provides an innovative regimen for dog dental care.
Overall, we see significant runway in our consumables category long-term, and anticipate the majority of our future growth may be driven by these product categories.
A table detailing our DTC segment by category can be found below.

	Fiscal Year Ended
	March 31,
	2023	2022	2021
Direct to Consumer
Toys & Accessories (1)	$307,045	$294,253	$221,304
Consumables (1)	164,949	153,821	112,666
Total Direct to Consumer	$471,994	$448,074	$333,970
(1) The allocation between Toys & Accessories and Consumables includes estimates and was determined utilizing data on stand-alone selling prices that the Company charges for similar offerings, and also reflects historical pricing practices.
Cost of Revenue
Cost of revenue primarily consists of the purchase price of inventory sold, inbound freight costs associated with inventory, shipping supply costs, and inventory shrinkage costs.
Operating Expenses
Operating expenses consist of general and administrative and advertising and marketing expenses.
General and Administrative
General and administrative expenses consists primarily of compensation and benefit expenses, including stock-based compensation, fulfillment and shipping costs, which represent costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to receiving, inspecting, picking, packaging and preparing customer orders for shipment, outbound freight costs associated with shipping orders to customers, and responding to inquiries from customers. General and administrative expenses also includes fees charged by third parties that provide payment processing services, office expense, including rent, insurance and professional service fees.

Advertising and Marketing
Advertising and marketing expense consists primarily of internet advertising, promotional items, agency fees, other marketing costs and compensation and benefits expenses, including stock-based compensation expense, for employees engaged in advertising and marketing.
Interest Income (Expense), Net
Interest income (expense), net, primarily consists of interest incurred under our line of credit, term loan and convertible promissory notes agreements, and amortization of debt issuance costs, net of income earned on our money market funds and interest-bearing checking accounts.
Other Income (Expense), Net
Other income (expense), net, primarily consists of changes in the fair value of our warrant liabilities and loss on extinguishment of debt.

Results of Operations
We operate in two reportable segments to reflect the way our CODM reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements for the fiscal years ended March 31, 2023, 2022, and 2021 included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended March 31,
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(in thousands)
Consolidated Statement of Operation Data:
Revenue
Direct to Consumer	$471,994	$448,074	$333,970	5.3%	34.2%
Commerce	63,321	59,332	44,634	6.7%	32.9%
Total revenue	535,315	507,406	378,604	5.5%	34.0%
Cost of revenue
Direct to Consumer	186,666	187,991	128,044	(0.7)%	46.8%
Commerce	40,534	37,309	24,620	8.6%	51.5%
Total cost of revenue	227,200	225,300	152,664	0.8%	47.6%
Gross profit	308,115	282,106	225,940	9.2%	24.9%
Operating expenses:
Advertising and marketing	68,807	74,417	67,029	(7.5)%	11.0%
General and administrative	303,139	301,870	179,510	0.4%	68.2%
Total operating expenses	371,946	376,287	246,539	(1.2)%	52.6%
Loss from operations	(63,831)	(94,181)	(20,599)	(32.2)%	357.2%
Interest expense	(4,372)	(5,464)	(10,923)	(20.0)%	-50.0%
Other income (expense), net	6,684	31,346	131	N/M	N/M
Net loss before income taxes	(61,519)	(68,299)	(31,391)	(9.9)%	117.6%
Provision for income taxes	—	—	—	0.0%	0.0%
Net loss	$(61,519)	$(68,299)	$(31,391)	(9.9)%	117.6%

N/M means not meaningful.

Comparison of the Fiscal Years Ended March 31, 2023 and March 31, 2022
Revenue

	Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	471,994	448,074	23,920	5.3%
Commerce	63,321	59,332	3,989	6.7%
Total revenue	$535,315	$507,406	$27,909	5.5%
Percentage of Revenue
Direct to Consumer	88.2%	88.3%
Commerce	11.8%	11.7%
Direct to Consumer revenue increased by $23.9 million, or 5.3%, for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. This increase was primarily driven by a $2.18 or 7.3% increase in Average Order Value, due to increased shipping fees and cross selling offset by a 1.8% or 0.3 million decrease in Subscription Shipments during the period.
Commerce revenue increased by $4.0 million, or 6.7%, for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. This increase was primarily driven by the addition of new retail partners since March 31, 2022, as well as volume increases amongst existing retail partners during the period.
Gross Profit

	Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$285,328	$260,083	$25,245	9.7%
Commerce	22,787	22,023	764	3.5%
Total gross profit	$308,115	$282,106	$26,009	9.2%
Percentage of revenue	57.6%	55.6%
Direct to Consumer and Commerce gross profit increased by $25.2 million and $0.8 million, respectively, for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022, driven by the $27.9 million increase in revenue during the period, lower costs from our suppliers and a decrease in inventory write-down charges.
Gross profit as a percentage of revenue increased to 57.6% for the fiscal year ended March 31, 2023 compared to 55.6% for the fiscal year ended March 31, 2022. The increase in Direct to Consumer gross profit is primarily attributable to higher subscription AOV, lower costs from our suppliers and a decrease in inventory write-down expenditures.

Operating Expenses
General and Administrative Expense

	Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
	( in thousands)
General and administrative	$303,139	$301,870	$1,269	0.4%
Percentage of revenue	56.6%	59.5%
General and administrative expense increased by $1.3 million, or 0.4%, for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. This increase during the period was primarily due to an increase of $2.1 million in right-of-use asset impairment and increased depreciation charges in connection with vacating our prior headquarters, and $1.8 million restructuring costs relating to the cost reduction initiative announced in February 2023. These increases were offset by a decrease in shipping and fulfillment costs which decreased $1.6 million from $158.6 million as of March 31, 2022 to $157.0 million as of March 31, 2023 due to improvements in our distribution network planning, and better shipping rates in addition to a decrease in professional and legal fees attributable to costs incurred in the prior year associated with the Merger.
Advertising and Marketing

	Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
	( in thousands)
Advertising and marketing	$68,807	$74,417	$(5,610)	(7.5)%
Percentage of revenue	12.9%	14.7%
Advertising and marketing expense decreased by $5.6 million, or 7.5%, for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. The decrease during the period is attributable to a lower media spend in connection with acquiring fewer subscribers during the period.
Interest Income (Expense), Net

	Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
	( in thousands)
Interest income (expense), net	$(4,372)	$(5,464)	$1,092	(20.0)%
Percentage of revenue	(0.8)%	(1.1)%
Interest income (expense), net decreased by $1.1 million, or 20.0%, for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. This decrease was primarily due to the interest income of $1.1 million derived from our money market account and interest-bearing checking accounts.

Other Income (expense), net

	Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
	( in thousands)
Other income (expense), net	6,684	31,346	$(24,662)	N/M
Percentage of revenue	1.2%	6.2%
N/M means not meaningful.
Other income (expense), net decreased by $24.7 million for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. The decrease in other income (expense), net was primarily due to the $27.8 million decrease of income related to the changes in fair value of our warrant liabilities, offset by an increase in other income of $1.1 million. Additionally, in fiscal 2022 the Company incurred $2.0 million of expense related to the loss on extinguishment of debt incurred from conversion of the convertible promissory notes issued in 2019 and 2020 in connection with the Merger during the prior period.

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
Gross profit as a percentage of revenue decreased to 55.6% for the fiscal year ended March 31, 2022 compared to 59.7% for the fiscal year ended March 31, 2021. The decrease is primarily due to charges to make certain adjustments to inventory for shrinkage and slow moving items, an inventory write-down made related to a strategic narrowing of focus on products intended to sell, as well as an increase in costs for inbound freight.

Operating Expenses
General and Administrative Expense

	Fiscal Year Ended March 31,
	2022	2021	$ Change	% Change
	( in thousands)
General and administrative	$301,870	$179,510	$122,360	68.2%
Percentage of revenue	59.5%	47.4%
General and administrative expense increased by $122.4 million, or 68.2%, for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. This increase during the period was primarily due to increased fulfillment and shipping costs of $60.9 million attributable to the 28.3% increase in Subscription Shipments and increased third-party shipping rates; increased compensation expense of $32.5 million attributable to an increase in employee headcount, including stock-based compensation expense of $10.8 million; increased audit, professional, and legal fees of $13.4 million primarily related to growth of operations and requirements as a new publicly traded company; and an increase in other general and administrative expenses of $6.1 million.
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
N/M means not meaningful.
Other income increased by $31.2 million for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021. This increase in other income was primarily due to the $33.2 million of income related to the changes in fair value of our warrant liabilities during the period.
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
We calculate Adjusted Net Loss as net loss, adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax expense (income), (4) restructuring charges related to reduction in force payments, (5) executive transition costs, (6) duplicate rent expense incurred as a result of relocating our corporate headquarters, (7) asset impairment charges, (8) transaction costs associated with the Merger, (9) demurrage fees related to freight, and (10) other items (as defined below).
We calculate Adjusted Net Loss Margin by dividing Adjusted Net Loss for the period by Revenue for the period.
We calculate Adjusted Net Loss Per Common Share by dividing Adjusted Net Loss for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.

We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest expense (2) depreciation and amortization expense, (3) stock-based compensation expense, (4) change in fair value of warrants and derivatives, (5) sales and use tax expense (income), (6) restructuring charges related to reduction in force payment, (7) executive transition costs (8) duplicate rent expense incurred during the relocation of our corporate headquarters, (9) impairment of assets (10) transaction costs (11) demurrage fees related to freight and (11) other items (as defined below).
We calculate Adjusted EBITDA Margin by dividing Adjusted EBITDA for the period by revenue for the period.
We calculate Free Cash Flow as net cash provided by (used in) operating activities less capital expenditures.
The Non-GAAP Measures are financial measures that are not required by, or presented in accordance with U.S. GAAP. We believe that the Non-GAAP Measures, when taken together with our financial results presented in accordance with U.S. GAAP, provide meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of the Non-GAAP Measures are helpful to our investors as they are measures used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.
The Non-GAAP Measures are presented for supplemental informational purposes only, have limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of the Non-GAAP Measures include that (1) the measures do not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect these capital expenditures, (3) Adjusted EBITDA and Adjusted EBITDA Margin do not consider the impact of stock-based compensation expense, which is an ongoing expense for our company, (4) Adjusted EBITDA, (5) Free cash flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitments. and Adjusted EBITDA Margin do not reflect other non-operating expenses, including interest expense. In addition, our use of the Non-GAAP Measures may not be comparable to similarly titled measures of other companies because they may not calculate the Non-GAAP Measures in the same manner, limiting their usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider the Non-GAAP Measures alongside other financial measures, including our net income (loss) and other results stated in accordance with U.S. GAAP.

The following table presents a reconciliation of Adjusted net loss to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted net loss margin and Adjusted net loss per common share for the periods presented:
Adjusted Net Loss

	Fiscal Year Ended March 31,
	2023	2022	2021

Net loss	$(61,519)	$(68,299)	$(31,391)
Stock-based compensation expense	14,811	17,861	6,522
Change in fair value of warrants and derivatives	(5,350)	(33,196)	931
Sales and use tax expense (income) (1)	(365)	648	1,211
Restructuring	1,763	86	—
Executive transition costs	1,680	1,930	—
Duplicate headquarters rent	1,747	—	—
Impairment of assets	2,065	—	—
Transaction costs (2)	—	6,053	1,545
Demurrage fees (3)	—	2,610	—
Other items (4)	104	4,638
Adjusted net loss	$(45,064)	$(67,669)	$(21,182)
Net loss margin	(11.49)%	(13.46)%	(8.29)%
Adjusted net loss margin	(8.42)%	(13.34)%	(5.59)%

Adjusted net loss per common share - basic and diluted	$(0.26)	$(0.43)	$(0.45)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	176,717,509	156,201,601	46,297,847

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Fiscal Year Ended March 31
	2023	2022	2021
	(in thousands)
Net loss	$(61,519)	$(68,299)	$(31,391)
Interest expense	4,372	5,464	10,923
Depreciation and amortization expense	9,427	4,403	2,405
Stock-based compensation expense	14,811	17,861	6,522
Change in fair value of warrants and derivatives	(5,350)	(33,196)	931
Sales and use tax expense (income) (1)	(365)	648	1,211
Restructuring	1,763	86	—
Executive transition costs	1,680	1,930	—
Duplicate headquarters rent	1,747	—	—
Impairment of assets	2,065	—	—
Transaction costs (2)	—	6,053	1,545
Demurrage fees (3)	—	2,610	—
Other Items (4)	104	4,638	—
Adjusted EBITDA	$(31,265)	$(57,802)	$(7,854)
Net loss margin	(11.49)%	(13.46)%	(8.29)%
Adjusted EBITDA margin	(5.84)%	(11.39)%	(2.07)%
(1) Sales and use tax expense relates to recording a liability for sales and use tax we did not collect from our customers. Historically, we had collected state or local sales, use, or other similar taxes in certain jurisdictions in which we only had physical presence. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc. that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have positioned themselves to require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state and accordingly, we recorded a liability in those periods in which we created economic nexus based on each state’s requirements. Accordingly, we now collect, remit, and report sales tax in all states that impose a sales tax. Subsequently, as certain of these liabilities are waived by tax authorities or the applicable statute of limitations expires, the related accrued liability is reversed.
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

(4)For fiscal year ended March 31, 2023, one-time items is comprised of tax penalties of $0.1 million. For fiscal year ended March 31, 2022, one-time items is comprised of loss on extinguishment of debt of $2.0 million, costs related to unrealized business ventures of $1.8 million, SOX implementation fees of $0.7 million, and loss on exercise of warrants of $0.1 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with U.S. GAAP, for each of the periods indicated:
Free Cash Flow

	Fiscal Year Ended March 31
	2023	2022	2021
Free cash flow reconciliation:
Net cash provided by (used in) operating activities	$4,694	$(172,338)	$(19,618)
Capital expenditures	(21,320)	(21,172)	(4,825)
Free cash flow	$(16,626)	$(193,510)	$(24,443)

Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of approximately $177.9 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we are in compliance with as of March 31, 2023 and expect to be in compliance with during the next 12 months.
We have restricted cash of $5.2 million as of March 31, 2023 to secure a letter of credit for four of our leases, which is expected to be maintained as a security deposit for the duration of the lease.
Our material cash requirements include our lease arrangements for corporate offices, warehouses and certain equipment. As of March 31, 2023, we had fixed lease payment obligations of $53.2 million, with $5.6 million payable within 12 months.
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
On November 27, 2020, the Company used approximately $27.6 million of the net proceeds from the sale of the 2025 Convertible Notes to repay the previously outstanding term loans with Western Alliance Bank and Pinnacle Ventures, LLC (“Pinnacle”), which included $2.0 million of early repayment fees related to the Pinnacle loan.
The 2025 Convertible Notes are governed by the Indenture. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1 of each year commencing December 1, 2021, compounded annually. The accrued interest of $4.4 million and $4.2 million was paid-in-kind through an increase of the outstanding principal on the 2025 Convertible Notes on December 1, 2022 and 2021, respectively.
If the 2025 Convertible Notes are not converted into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of March 31, 2023. Therefore, the Company did not record a derivative liability related to these features as of March 31, 2023. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of March 31, 2023 and March 31, 2022, the Company had $83.5 million and $79.2 million, respectively, of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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
On May 23, 2023, the Company and Western Alliance entered into the fifteenth loan and security modification agreement, which extended the Credit Facility maturity date to August 29, 2023.
As of March 31, 2023, there were no borrowings under the Credit Facility.

The interest rate for borrowings under the Credit Facility, as amended, is equal to (i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time (the “Prime Rate”) and five and one quarter percent (5.25%), plus (ii) half of one percent (0.50%), per annum.
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
As of March 31, 2023 and March 31, 2022, there were no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million is available to be borrowed by the Company if or when needed through the termination date of the agreement of August 29, 2023. The Company is currently exploring options for a credit facility upon this expiration.
Under the terms of this Credit Facility, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western Alliance Agreement. As of March 31, 2023 and March 31, 2022, the Company was compliant with its financial covenants.
Cash Flows
Comparison of the Fiscal Years Ended March 31, 2023, 2022 and 2021.
The following table summarizes our cash flows for the fiscal years ended March 31, 2023, 2022 and 2021:

	Fiscal Year Ended March 31
	2023	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$4,694	$(172,338)	$(19,618)
Net cash used in investing activities	(21,145)	(21,172)	(4,825)
Net cash provided by (used in) financing activities	(2,099)	355,458	54,498
Effect of exchange rate changes on cash	(62)	—	—
Net increase (decrease) in cash and restricted cash	$(18,612)	$161,948	$30,055
Cash flows provided by (used in) Operating Activities
Net cash flows in operating activities represent the cash receipts and disbursements related to our activities other than investing and financing activities.
Net cash flows used in operating activities is derived by adjusting our net loss for:
•non-cash operating items such as depreciation and amortization, stock-based compensation and other non-cash income or expenses; and
•changes in operating assets and liabilities reflect timing differences between the receipt and payment of cash associated with transactions.
For the fiscal year ended March 31, 2023, net cash provided by operating activities was $4.7 million. The $4.7 million of net cash provided by operating activities consisted of net loss of $61.5 million adjusted for non-cash charges totaling $26.3 million and a net increase of $39.9 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $14.8 million for stock based compensation, $9.4 million for depreciation and amortization, and $4.9 million of right-of-use asset amortization . The increase in our net operating assets and liabilities was driven by a change in inventory of $33.5 million and proceeds from tenant improvement allowances of $7.4 million.

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
Cash flows used in Investing Activities
For the fiscal year ended March 31, 2023, net cash used in investing activities was $21.1 million, primarily due to capital expenditures for software implementations, new head office leasehold improvements, and warehouse machinery, leasehold improvements and equipment. Additionally, we received $7.4 million in cash for a tenants improvement allowance for our new head office, which is included in net cash from operating activities.
For the fiscal year ended March 31, 2022, and 2021, net cash used in investing activities was $21.2 million and $4.8 million, respectively, primarily due to capital expenditures for warehouse machinery, leasehold improvements, equipment, and the capitalization of labor and license costs associated with software development for internal use.
Cash flows provided by (used in) Financing Activities
For the fiscal year ended March 31, 2023, net cash used in financing activities was $2.1 million, primarily due to payments for finance lease obligations.
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
Critical Accounting Policies and Estimates
This discussion and analysis of financial condition and results of operation is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimate and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on revenue generated and reported expenses incurred during the reporting periods, Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies are described in greater details in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Revenue Recognition
Our primary sources of revenue are from sales of toys and accessories and consumables through our Direct to Consumer and Commerce segments. We recognize revenue upon delivery of products and services to our customer, as applicable. The recognition of revenue is determined through application of the following five-step model:
•Identification of the contract(s) with customers, as applicable;
•Identification of the performance obligation(s) in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligation(s) in the contract; and
•Recognition of revenue when or as the performance obligation(s) is satisfied.
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
Our contract liability represents cash collections from our customers prior to delivery of subscription products, which is recorded as deferred revenue on the consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.
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
We review current business trends and forecasts, and inventory aging to determine adjustments which we estimate will be needed to liquidate existing excess inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market, as applicable. We believe that all inventory write-downs required at March 31, 2023, have been recorded. Our historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of the current war in the Ukraine and its broader macroeconomic implications or the COVID-19 pandemic and the supply chain and logistics disruptions globally, it is possible that the required level of inventory reserves may need to be adjusted.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 — Summary of Significant Accounting Policies in our audited consolidated financial statements contained in this Annual Report on Form 10-K.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2023, we had cash and cash equivalents of approximately $177.9 million consisting of bank deposits and money market accounts. Due to the short-term duration of our cash equivalents, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of March 31, 2023 there are no outstanding borrowings under the Credit Facility. We monitor our cost of borrowing under our facility, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Western Alliance Agreement for all periods presented would not have a material impact on our consolidated financial statements.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations. Please refer to the Part I, Item 1A: “Risk Factors” in this Annual Report on Form 10-K for further information.
Foreign Exchange Risk
We operate our business primarily within the United States and currently execute the majority of our transactions in U.S. dollars. As a result, we have only limited foreign translation or exchange risk, which we do not expect to have a material impact on our consolidated financial statements. We have not utilized hedging strategies with respect to such limited foreign translation or exchange risk.

ITEM 8. FINANCIAL STATEMENTS
BARK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of BARK, Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BARK, Inc. and subsidiaries (the "Company") as of March 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory – Excess and Obsolete Inventory Reserve — Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company establishes an inventory reserve, which includes a reserve for estimated excess and obsolete inventory on hand that is expected to be written-off or otherwise disposed of at a future date. The Company’s estimate of the appropriate amount of the excess and obsolete inventory reserve utilizes certain inputs and involves judgments regarding the recoverability of that inventory. Such inputs include data associated with historical trends, historical inventory write-off activity, forecasts of future sales, and on-hand inventory aging distribution. The calculation and analysis using these inputs and the application of this analysis to on-hand inventory to determine the recorded reserve involves estimation. The excess and obsolete inventory reserve totaled $4.0 million as of March 31, 2023. Net inventory totaled $124.3 million as of March 31, 2023.
Given the significant judgments made by management to estimate this reserve, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the excess and obsolete inventory reserve included the following procedures:
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
•Inquired of planning and operations personnel to determine whether it supported or contradicted the conclusions reached by management in the excess and obsolete inventory reserve analysis.
•We considered whether contradictory evidence existed based on the reading of relevant internal communications, including those to the board of directors, and Company press releases as to changes within the business.
•Assessed whether there were any known or knowable factors which occurred subsequent to year-end that impact management’s inventory usage.

/s/ Deloitte & Touche LLP New York, New York June 1, 2023 We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of BARK, Inc., and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BARK, Inc., and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2023 of the Company and our report dated June 1, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP New York, New York June 1, 2023

BARK, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)

	March 31,	March 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,911	$199,397
Accounts receivable—net	6,554	9,752
Prepaid expenses and other current assets	3,552	5,878
Inventory	124,336	153,115
Total current assets	312,353	368,142
PROPERTY AND EQUIPMENT—NET	39,851	28,128
INTANGIBLE ASSETS—NET	4,090	3,837
OPERATING LEASE RIGHT-OF-USE ASSETS	36,892	29,552
OTHER NONCURRENT ASSETS	7,234	4,402
TOTAL ASSETS	$400,420	$434,061
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$34,370	$36,834
Operating lease liabilities, current	5,484	5,060
Accrued and other current liabilities	31,975	35,168
Deferred revenue	27,772	31,549
Total current liabilities	99,601	108,611
LONG-TERM DEBT	81,221	76,190
OPERATING LEASE LIABILITIES	47,240	28,847
OTHER LONG-TERM LIABILITIES	1,821	3,352
Total liabilities	229,883	217,000
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 177,647,754 shares issued and outstanding as of March 31, 2023 and 500,000,000 shares authorized; 175,290,143 shares issued and outstanding as of March 31, 2022.	1	1
Additional paid-in capital	480,370	465,313
Accumulated deficit	(309,834)	(248,253)
Total stockholders’ equity	170,537	217,061
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$400,420	$434,061
See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2023	2022	2021
REVENUE	$535,315	$507,406	$378,604
COST OF REVENUE	227,200	225,300	152,664
Gross profit	308,115	282,106	225,940
OPERATING EXPENSES:
Advertising and marketing	68,807	74,417	67,029
General and administrative	303,139	301,870	179,510
Total operating expenses	371,946	376,287	246,539
LOSS FROM OPERATIONS	(63,831)	(94,181)	(20,599)
INTEREST EXPENSE	(4,372)	(5,464)	(10,923)
OTHER INCOME—NET	6,684	31,346	131
NET LOSS BEFORE INCOME TAXES	(61,519)	(68,299)	(31,391)
PROVISION FOR INCOME TAXES	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(61,519)	$(68,299)	$(31,391)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.35)	$(0.44)	$(0.68)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	176,717,509	156,201,601	46,297,847

See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - March 31, 2020	7,752,515	$59,987	45,431,784	$—	$13,176	$(148,563)	$(135,387)
Net loss	—	—		—	—	(31,391)	(31,391)
Issuance for stock options exercised	—	—	2,337,538	—	1,215	—	1,215
Restricted Share Vesting	—	—	306,084	—	1,098	—	1,098
Stock-based compensation expense	—	—		—	5,424	—	5,424
Modification of a Warrant	—	—		—	80	—	80
Repurchase of Common Stock	—	—	(3,629)	—	(9)	—	(9)
Balance - March 31, 2021	7,752,515	$59,987	48,071,777	$—	$20,984	$(179,954)	$(158,970)
Net loss	—	—	—	—	—	(68,299)	(68,299)
Issuance for stock options exercised	—	—	7,322,814	—	3,300	—	3,300
Issuance for warrants exercised	—	—	1,931,621	—	1,019	—	1,019
Restricted shares vesting	—	—	7,307	—	—	—	—
Restricted shares held for taxes	—	—	(20,546)	—	(222)	—	(222)
Cumulative translation adjustment	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,861	—	17,861
Conversion of Preferred Stock	(7,752,515)	(59,987)	7,752,515	—	59,987	—	59,987
Conversion of Convertible Notes	—	—	1,135,713	—	12,128	—	12,128
PIPE Issuance	—	—	20,000,000	—	200,000	—	200,000
Net equity infusion from the Merger	—	—	89,088,942	1	150,256	—	150,257
Balance - March 31, 2022	—	$—	175,290,143	$1	$465,313	$(248,253)	$217,061
Net loss	—	—	—	—	—	(61,519)	(61,519)
Issuance for stock options exercised	—	—	1,643,626	—	1,018	—	1,018
Issuance for common stock vested	—	—	1,369,854	—	145	—	145
Issuance of common stock in connection with the employee stock purchase plan	—	—	109,186	—	—	—	—
Common stock withheld for tax upon release	—	—	(765,055)	—	(917)	—	(917)
Stock-based compensation	—	—	—	—	14,811	—	14,811
Cumulative translation adjustment	—	—	—	—		(62)	(62)
Balance - March 31, 2023	—	$—	177,647,754	$1	$480,370	$(309,834)	$170,537
See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended
	March 31,	March 31,	March 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,519)	$(68,299)	$(31,391)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	9,427	4,403	2,405
Impairment of assets	2,065	—	—
Amortization of deferred financing fees and debt discount	676	829	3,508
Bad debt expense	178	307	52
Stock-based compensation expense	14,811	17,861	6,522
Loss on extinguishment of debt	—	2,024	—
(Decrease) increase in inventory reserves	(4,768)	7,223	—
Loss on exercise of equity classified warrants	—	101	—
Change in fair value of warrant liabilities and derivatives	(5,350)	(33,196)	931
Paid in kind interest on convertible notes	4,354	4,171	—
Amortization of right-of use-assets	4,902	3,836	—
Changes in operating assets and liabilities:
Accounts receivable	3,019	(1,115)	(5,049)
Inventory	33,549	(82,884)	(37,758)
Prepaid expenses and other current assets	2,554	(1,055)	(2,173)
Other assets	(133)	(314)	(402)
Accounts payable and accrued expenses	457	(13,503)	16,543
Deferred revenue	(3,778)	4,372	13,894
Operating lease liabilities	(3,281)	(4,541)	—
Proceeds from tenant improvement allowances	7,351	—	—
Other liabilities	180	(12,558)	13,300
Net cash provided by (used in) operating activities	4,694	(172,338)	(19,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,320)	(21,172)	(4,825)
Proceeds from sale of investments	175	—	—
Net cash used in investing activities	(21,145)	(21,172)	(4,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of finance fees	—	(642)	(734)
Payments of transaction costs	—	(25,244)	(1,297)
Payment of deferred underwriting fees	—	(8,902)	—
Payment of restricted stock units held for taxes	(917)	(222)	—
Payment of finance lease obligations	(2,345)	(588)	(334)
Proceeds from equity infusion from the Merger, net of redemptions	—	227,092	—
Proceeds from PIPE issuance	—	200,000	—
Proceeds from the exercise of stock options	1,018	3,300	1,215
Proceeds from issuance of common stock under ESPP	145	—	—
Proceeds from the exercise of warrants	—	121	—
Proceeds from convertible notes	—	—	75,750
Proceeds from debt	—	—	5,157
Payments to repurchase common stock	—	—	(9)
Payments of long-term debt	—	(39,457)	(25,250)
Net cash (used in) provided by financing activities	(2,099)	355,458	54,498

Effect of exchange rate changes on cash	(62)	—	—

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(18,612)	161,948	30,055
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	201,679	39,731	9,676
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$183,067	$201,679	$39,731

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	177,911	199,397	38,278
Restricted cash—Prepaid expenses and other current assets	5,156	2,282	1,453
Total cash, cash equivalents and restricted cash	$183,067	$201,679	$39,731

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$131	$339	$1,764
Cash paid for interest	$283	$852	$5,170
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Establishment of operating lease	$25,628	$—	$—
Lease modification and termination	$3,532	$—	$—
Conversion of preferred stock to common stock	$—	$59,987	$—
Issuance of common stock related to convertible notes	$—	$13,367	$—
Capital contribution related to extinguishment of debt	$—	$536	$—
Issuance of common stock related to cashless exercise of liability classified warrants	$—	$595	$—
Non-cash capital lease obligations	$—	$—	$2,867
Issuance of derivatives with debt	$—	$—	$1,153
Non-cash deferred issuance costs	$—	$—	$3,000
Modification of warrant	$—	$—	$80
Issuance of convertible promissory notes	$—	$—	$800
Non-cash deferred transaction costs	$—	$—	$2,439
See notes to the consolidated financial statements.

BARK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
BARK, Inc. (the “Company”), a Delaware corporation formerly known as The Original BARK Company and, prior to the Merger, as defined below, Northern Star Acquisition Corp. ("Northern Star"), is an omnichannel brand serving dogs with the best products and services across toys & accessories and consumables categories. The Company is located and headquartered in New York, New York.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as determined by the Financial Accounting Standards Board (“FASB”).
Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP and regulations of the U.S. Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period covered by the financial statements and accompanying notes. The most significant estimates relate to determination of fair value of the Company’s allowance for uncollectible accounts receivable, excess and obsolete inventory reserve, stock-based compensation, fair value of right-of-use assets and the valuation of embedded derivatives. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and records adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.
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
Liquidity and Capital Resources— Since inception, the Company has funded its operations primarily with cash flows from operations and issuances of preferred stock and convertible notes. The Company recognized net loss of $61.5 million, $68.3 million, and $31.4 million for the years ended March 31, 2023, 2022 and 2021, respectively. The Company expects that the its cash resources will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements through the date which is twelve months from the date of filing this annual report.
As of March 31, 2023, the Company had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
Segments—The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The Company operates and manages the business as two reporting segments: Direct to Consumer and Commerce. See Note 14 for further details.
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At March 31, 2023 and 2022, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$155	$—	$—	$155
	$155	$—	$—	$155

Liabilities
Public warrant liability(2)	$2,035	$—	$—	$2,035
Private warrant liability(2)	—	1,094	—	1,094
	$2,035	$1,094	$—	$3,129

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Public warrant liability(2)	$5,516	$—	$—	$5,516
Private warrant liability(2)	—	2,963	—	2,963
	$5,516	$2,963	$—	$8,479
______________
(1)As of March 31, 2023, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market account is included in cash and cash equivalents.
(2)Included in accrued and other current liabilities.
The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit issued during the Company’s initial public offering on November 10, 2020 (the “IPO”), and warrants sold in a private placement to Northern Star’s sponsor (the “Private Warrants”).
The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the warrants have been recorded as current liabilities on the balance sheet at fair value upon issuance, with subsequent changes in their respective fair values recognized in other income, net on the consolidated statements of operations and comprehensive income (loss) at each reporting date. See further disclosure on the change in fair value of Public and Private Warrant liabilities within Note 12, “Other Income - Net.”
Cash and Cash Equivalents—Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months or less. As of March 31, 2023 and 2022, cash consists primarily of checking and operating accounts.
Restricted Cash—The Company has restricted cash with a bank related to lease security deposits. As of March 31, 2023, 2022 and 2021, the Company has classified $5.2 million and $2.3 million and $1.5 million, respectively within prepaid expenses and other current assets, as restricted cash.
Accounts Receivable—Net—Accounts receivable are stated at net realizable value. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers. As of March 31, 2023 and 2022, the Company had an allowance for doubtful accounts of approximately $0.2 million and $0.3 million, respectively.
Concentration of Credit Risk and Major Customers and Suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash and cash equivalents with one domestic financial institution of high credit quality.
The Company’s accounts receivable are derived from sales contracts with large retail customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the fiscal years ended March 31, 2023, 2022 and 2021 the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 58% and two customers that accounted for 59% of gross accounts receivable as of March 31, 2023 and 2022, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 11.8% and 11.7% of total revenue for the fiscal years ended March 31, 2023 and 2022, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During each of the fiscal years ended March 31, 2023 and 2022, the Company had two suppliers that accounted for 31% of total finished goods purchased and two suppliers that accounted for 30% of total finished goods purchased, respectively. The Company had two suppliers that accounted for 41% of the accounts payable balance and two suppliers that accounted for 26% of the accounts payable balance as of March 31, 2023 and 2022, respectively.
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
Long-Lived Assets and Intangible Assets—Net—The Company capitalizes qualifying internally-developed software development costs incurred during the application development stage, as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. Costs related to maintenance of internal-use software are expensed in the period incurred. Capitalized costs are amortized over the project’s estimated useful life of three years. Software development costs consist primarily of salary and benefits for the Company’s development staff and third-party contractors’ fees. Capitalized software development costs are included in intangible assets on the consolidated balance sheets and amortized to depreciation expense included in general and administrative expenses on the consolidated statement of operations and comprehensive loss for the fiscal years ended March 31, 2023, 2022, and 2021. The Company assesses long-lived assets for impairment in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. The Company estimates fair value based on the best information available, making necessary estimates, judgments and projections. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During fiscal year 2023 the Company recorded an impairment charge of $2.1million in connection with vacating its prior headquarters in New York, New York. Refer to Note 9 “Leases” for further information.
Leases—The Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets also include any lease payments made. Operating lease ROU assets are presented separately in current and non-current assets and finance lease ROU assets are included in property and equipment, net on the Company’s consolidated balance sheets. As the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate the Company would incur on its future lease payments over a similar term based on the information available at commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of March 31, 2023 and 2022, the Company did not include any options to extend leases in its lease terms as it was not reasonably certain to exercise them. The Company’s lease agreements do not contain residual value guarantees or covenants.
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
The Company generates revenue through its Direct to Consumer and Commerce segments, each of which participate in the sale of the Company’s Toys & Accessories and Consumables product categories. See below for additional information.
Toys & Accessories (“toys”)—The majority of our revenue in the toys category is derived from Barkbox and Super Chewer, which are subscription products that feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on one, six, or twelve month basis. Subscription revenue is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box. Revenue from our subscription products is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products, which includes an estimate of future returns and chargebacks based on historical rates. The transaction price is inclusive of fixed discounts which represent a reduction to revenue for each performance obligation. The Company records a refund reserve based on our historical refund patterns. The impact of our refund reserve on our operating results may fluctuate based on changes in client refund activity over time.The refund liability related to toy direct to consumer revenue is recorded within accrued and other current liabilities on the consolidated balance sheets and was not material as of March 31, 2023 and 2022. During the life of their subscription, we offer customers incremental products via Add to Box “ATB”, which enables BARK to cross-sell customers into less discretionary products across our full portfolio of products including kibble, treats, toppers, dental, and more. ATB revenue is recognized at a point in time as control is transferred to the customer upon delivery of goods to the subscriber.
The Company also sells toys through our network of retail partners and online through major market places. Today, the commerce segment accounts for roughly 12% of total revenue. This distribution channel allows us to reach new customers and introduce them to the BARK brand. Commerce revenue derived from our retail partners is recognized net of estimates for sales returns, discounts, markdowns and allowances, after the goods are shipped, or when the retail customer picks up the goods directly from one of our distribution points and control of the goods is transferred to the customer. Online marketplaces revenue is recognized upon delivery of goods to the end customer. Similar to subscriptions, the customer payment discounts, sales returns and chargebacks are considered to be contingent and represents a component of variable consideration. The estimated consideration reflects potential sales returns and chargebacks as a reduction in the transaction price. The Company has determined that the expected value method will provide the best predictor for a refund liability associated with sales returns and chargebacks. The estimate is recorded in total for sales transactions recorded in each period and, in effect, represents a reduction in the transaction price at the time of sale.The refund liability related to commerce revenue is recorded within accrued and other current liabilities on the consolidated balance sheets and was not material as of March 31, 2023 and 2022.
Our toys category also includes revenue derived from the sale of other products such as beds, leashes, apparel, and other miscellaneous products.
Consumables—The majority of our consumables revenue today is derived from the treats and chews that are included in our Barkbox and Super Chewer boxes. Over the past two years, the Company has expanded into new and larger consumables markets such as kibble, toppers, supplements and dental products. To sell these products, the Company recently launched a new consumables website, food.BARK.co, which contains the majority of its consumables portfolio, all of which can be purchased on a recurring, auto-ship basis, or one-off. Revenue related to food.BARK.co is recognized at a point in time, as control is transferred to the customer upon each delivery.
Online Marketplaces—Online marketplaces revenue consists of sales of toys & accessories sold through major online marketplaces. Online marketplaces revenue is recognized at a point in time, as control is transferred, upon delivery of goods to the end customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products.
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
The Company earned revenue from the sale of subscriptions, and the sale of goods through the Company’s online platforms. Deferred revenue represented payment for subscription boxes that the Company was contractually obligated to deliver in future periods. Subscription revenue was recognized as each monthly box was delivered to the customer. Revenue was recognized net of cash discounts given to the customer and net of estimated sales returns and chargebacks. Revenue relating to the sale of goods was recognized upon delivery of goods to the customer, as the risk of loss on these sales transfers to the customer upon delivery.
Sales Tax—As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted to the appropriate governmental tax authority on behalf of the customer. Sales tax collected from customers is not considered revenue and is included in accrued and other current liabilities until remitted. Total sales tax accrued was $7.8 million and $9.2 million, as of March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, $2.7 million and $3.1 million of the sales tax accrued had been collected but not remitted, respectively.
On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc. that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have positioned themselves to require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state and accordingly, the Company recorded a liability in those periods in which it created economic nexus based on each state’s requirements. Total sales tax (income)/ expense recorded related to economic nexus was $(0.4) million, $0.6 million and $1.2 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively.

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
The Company reviews current business trends and forecasts, and inventory aging to determine adjustments which it estimates will be needed to liquidate existing excess inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market, as applicable. The Company believes that all inventory write-downs required at March 31, 2023, have been recorded. The Company’s historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of the war in the Ukraine and its broader macroeconomic implications or the COVID-19 pandemic and the supply chain and logistics disruptions globally, it is possible that the required level of inventory reserves would need to be adjusted.
As of March 31, 2023 and 2022, the Company has recorded reserves to reflect inventories at their estimated net realizable value. The reserve balance as of March 31, 2023 and 2022 was $4.0 million and $8.8 million, respectively.
Cost of Revenues—Cost of revenues includes the purchase price of inventory sold, inbound freight costs associated with inventory, shipping supply costs, and inventory shrinkage costs.
General and Administrative—General and administrative expenses include compensation and benefits costs, including stock-based compensation expense, facility costs, insurance, professional service fees, donations of goods in kind and other general overhead costs including depreciation and amortization and account management support teams, as well as commissions. General and administrative expense also includes processing fees charged by third parties that provide payment processing services for credit cards. For the fiscal years ended March 31, 2023, 2022 and 2021 the Company recorded payment processing fees of $11.3 million, $10.8 million and $8.4 million, respectively, within general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Shipping and Fulfillment Cost—Shipping and fulfillment costs represent those costs incurred in operating and staffing fulfillment, including costs attributable to receiving, inspecting, picking, packaging and preparing customer orders for shipment, outbound freight costs associated with shipping orders to customers, and responding to inquiries from customers.Shipping generally occurs prior to the transfer of control to the customer and is therefore accounted for as a fulfillment expense. In circumstances where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for shipping and handling activities as a fulfillment cost rather than an additional promised service. Shipping and handling fees billed to the customers are recorded as revenue. During the years ended March 31, 2023, 2022, and 2021, the Company expensed $157.0 million, $158.6 million and $96.4 million, respectively, for shipping and fulfillment costs within general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Advertising Costs—Costs associated with the Company’s advertising is expensed as incurred and are included in advertising and marketing expense in the consolidated statements of operations and comprehensive loss. During the years ended March 31, 2023, 2022, and 2021, the Company expensed $55.7 million, $63.7 million and $60.1 million, respectively, for advertising costs, which is comprised primarily of print and internet advertising, and agency fees.
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
For stock-based awards issued to non-employees, including consultants, the Company records expense related to stock options based on the fair value of the options calculated using the Black-Scholes option-pricing model over the service performance period. The fair value of options granted to non-employees is remeasured over the vesting period and recognized as an expense over the period the services are rendered.
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
Related Party Transactions—Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. As of March 31, 2023, and March 31, 2022 there were no material related party arrangements.
Recent Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This update amends and simplifies the accounting for income taxes by eliminating certain exceptions in existing guidance related to performing intraperiod tax allocation, calculating interim period taxes, and recognizing deferred taxes for investments. The update also provides new guidance to reduce complexity in certain areas. The Company adopted this guidance on April 1, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by removing major separation models required under current guidance. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those annual reporting periods, with early adoption permitted. The Company adopted this guidance on April 1, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
Additionally, at the Closing:
•the conversion obligations with respect to Legacy BARK’s 5.50% convertible senior secured notes due 2025 (the “2025 Convertible Notes”) were assumed by the Company and the 2025 Convertible Notes became convertible at the election of the holders into shares of the Company's common stock. As of the Closing, the 2025 Convertible Notes were convertible at the election of the holder into an aggregate of 7,713,121 shares of the Company's common stock based on the then outstanding principal and accrued interest. The 2025 Convertible Notes are still outstanding as of March 31, 2023;
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

4.REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company’s standard payment terms vary but do not result in a significant delay between the timing of invoice and payment. The Company occasionally negotiates other payment terms during the contracting process for its Commerce business. The Company has elected the practical expedient to not adjust the total consideration within a contract to reflect a financing component when the duration of the financing is one year or less.

Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the fiscal years ended March 31, 2023, 2022, and 2021 were as follows (in thousands):

	Fiscal Year Ended
	March 31,
	2023	2022	2021
Revenue
Direct to Consumer:
Toys & Accessories (1)	$307,045	$294,253	$221,304
Consumables (1)	164,949	153,821	112,666
Total Direct to Consumer	$471,994	$448,074	$333,970
Commerce	63,321	59,332	44,634
Revenue	$535,315	$507,406	$378,604
(1) The allocation between Toys & Accessories and Consumables includes estimates and was determined utilizing data on stand-alone selling prices that the Company charges for similar offerings, and also reflects historical pricing practices.
Contract Liability
The Company’s contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.
Deferred revenue was $27.8 million and $31.5 million as of March 31, 2023 and 2022, respectively. During the fiscal year ended March 31, 2023, the Company recognized $31.5 million of revenue included in deferred revenue as of March 31, 2022.
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
5.     PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment consisted of the following as of March 31, 2023 and 2022:

	March 31,
	2023	2022
Computer equipment, software, and domain names	$6,799	$4,822
Warehouse machinery and equipment	14,488	13,309
Furniture and fixtures	2,417	1,195
Leasehold improvements	21,668	12,039
Construction in process	7,842	3,596
Total property and equipment	53,214	34,961
Less: accumulated depreciation	(13,363)	(6,833)
Property and equipment—net	$39,851	$28,128

Intangible assets consisted of the following as of March 31, 2023 and 2022:

	March 31,
	2023	2022
Internally developed software	$8,991	$6,268
Less: accumulated amortization	$(4,901)	$(2,431)
Intangible assets—net	$4,090	$3,837
Total depreciation expense for property and equipment during the fiscal years ended March 31, 2023 and 2022 was $6.9 million and $2.9 million, respectively. Total amortization expense for internally developed software during the fiscal years ended March 31, 2023 and 2022 was $2.5 million and $1.5 million, respectively. Amortization expense related to finance leases amounted to $0.3 million and $0.6 million for fiscal years ended March 31, 2023 and 2022. Depreciation and amortization expense is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
As of March 31, 2023 and 2022, equipment that was leased under finance leases and included in property and equipment, net in the consolidated balance sheets was $0.4 million and $2.5 million, respectively.
6.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following as of March 31, 2023 and 2022:

	March 31,
	2023	2022
Warrant liability	$3,129	$8,479
Sales tax payable	7,778	9,163
Accrued compensation costs	5,510	3,421
Refund liability	—	1,275
Accrued licensing fees	215	190
Accrued deferred financing fees	—	3,000
Accrued professional and legal fees	1,593	1,246
Accrued marketing costs	5,601	464
Other accrued expenses	8,149	7,930
Accrued and other current liabilities	$31,975	$35,168

7.    DEBT
As of March 31, 2023 and 2022, long-term debt consisted of the following:

	March 31,
	2023	2022
2025 Convertible Notes	$83,525	$79,171
Less: deferred financing fees and debt discount	(2,304)	(2,981)
Total long-term debt	$81,221	$76,190

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
On November 27, 2020, the Company used approximately $27.6 million of the net proceeds from the sale of the 2025 Convertible Notes to repay the previously outstanding term loans with Western Alliance Bank and Pinnacle Ventures, LLC (“Pinnacle”), which included $2.0 million of early repayment fees related to the Pinnacle loan.
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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of March 31, 2023. Therefore, the Company did not record a derivative liability related to these features as of March 31, 2023. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of March 31, 2023 and 2022, the Company had $83.5 million and$79.2 million, respectively, of outstanding borrowings under under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement respectively.
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
On May 23, 2023, the Company and Western Alliance entered into the fifteenth loan and security modification agreement, which extended the Credit Facility maturity date to August 29, 2023.
The interest rate for borrowings under the Credit Facility, as amended, is equal to (i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time (the “Prime Rate”) and five and one quarter percent (5.25%), plus (ii) half of one percent (0.50%), per annum.
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
As of March 31, 2023and March 31, 2022, there were no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million remains available to be borrowed by the Company if or when needed through the termination date of the agreement of August 29, 2023. The Company is currently exploring options for a credit facility upon this expiration.
Under the terms of this Credit Facility, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western

Alliance Agreement. As of March 31, 2023 and March 31, 2022, the Company was compliant with its financial covenants.

8.    STOCK-BASED COMPENSATION PLANS
Equity Incentive Plans
The Barkbox, Inc. 2011 Stock Incentive Plan (as amended from time to time, the “2011 Plan”) provides for the award of stock options and other equity interests in the Company to directors, officers, employees, advisors or consultants of the Company.
On June 1, 2021, in connection with the Merger, the 2021 Equity Incentive Plan (the “2021 Plan”) became effective and 16,929,505 authorized shares of common stock were reserved for issuance thereunder. In addition, pursuant to the terms of the Merger Agreement, on the Closing Date of the Merger, options to purchase shares of Legacy BARK’s common stock previously issued under the 2011 Plan were converted into options to purchase an aggregate of 29,390,344 shares of BARK common stock. As of March 31, 2023, 11,961,593 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no remaining shares available for grant under the 2011 Plan.
For each fiscal year beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan may be increased by a number, determined and approved by the Board on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. The Board did not approve an increase for fiscal year 2023.
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
Employee Stock Purchase Plan
In June 2021, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective. The 2021 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 3,385,901 shares of common stock have been reserved for future issuance under the 2021 ESPP. On the first day of each fiscal year commencing on April 1, 2022 and ending on (and including) March 31, 2041, the aggregate number of shares of common stock that may be issued under the ESPP shall increase by a number, determined by the Board on or before May 1st of such fiscal year, not to exceed the lesser of (i) one percent (1%) of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year or (ii) 1,500,000 shares of common stock. If the Board does not determine to increase the aggregate number of shares of common stock in the ESPP by May 1 of the applicable fiscal year, then the increase shall be zero for that year.
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

The weighted-average fair value assumptions used to determine the fair value of ESPP rights were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year Ended March 31,
2023
Expected term (years)	0.5
Expected volatility	76.9 - 97.5%
Risk-free interest rate	2.8 - 4.8%
Expected dividend yield	—%
Expected stock price volatility was estimated using the historical volatility for the Company based on daily price observations over a period equivalent to the expected term. The risk-free interest rate was determined using an interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected term. The expected term was determined using the time period between the beginning of the offering period and the end of the offering period. The Company determined the dividend yield by dividing the expected annual dividend on the Company's stock by the share price on the date of grant.
For the fiscal year ended March 31, 2023, employees who elected to participate in the ESPP purchased a total of 109,186 shares of common stock at an average price of $1.32, resulting in cash proceeds to the Company of approximately $0.1 million. ESPP employee payroll contributions accrued as of March 31, 2023 were $0.1 million, and are included within accrued and other current liabilities in the consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.
Stock Option Activity
The following is a summary of stock option activity for the fiscal year ended March 31, 2023:

	Number Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2022	19,331,636	2.83	7.17	$38.3
Granted	2,925,074	2.75
Exercised	(1,643,626)	0.81
Cancelled or forfeited	(1,762,602)	6.05
Expired	(2,226,895)	2.03
Outstanding as of March 31, 2023	16,623,587	$2.79	4.56	$2.7
Vested and expected to vest as of March 31, 2023	15,912,867	$2.67	4.42	$2.6
Exercisable as of March 31, 2023	12,420,702	$2.27	3.69	$2.6
The weighted-average grant-date fair value of options granted during the years ended March 31, 2023, 2022 and 2021 was $2.75, $4.10 and $3.65 respectively.
The aggregate intrinsic value of options exercised during the year ended March 31, 2023, 2022 and 2021 was $1.6 million, $44.7 million and $23.6 million respectively.

As of March 31, 2023, there was $7.0 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average remaining vesting period of 2.40 years.
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. During the years ended March 31, 2023, 2022, and 2021 the assumptions used in the Black-Scholes option pricing model were as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Expected term (years)	4.38	5.24	5.26
Expected volatility	70.43%	62.96%	76.48%
Risk-free interest rate	3.30%	1.16%	0.19%
Expected dividend yield	—%	—%	—%
Restricted Stock Unit (“RSU”) Activity
The following table summarizes the activity related to the Company’s RSUs for Fiscal Year 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of March 31, 2022	4,139,160	$5.34
Granted	8,550,120	$2.79
Released	(1,369,854)	$5.61
Forfeited	(3,167,649)	$3.86
Unvested and outstanding as of March 31, 2023	8,151,777	$3.24
The following table summarizes the weighted average grant-date fair value of RSUs and total fair value of vested RSUs for the periods presented:

	Fiscal Year Ended March 31,
	2023	2022	2021
Weighted average grant-date fair value of RSUs	$2.79	$5.34	$—
Total fair value of released RSUs (in millions)	$2.4	$0.1	$—
As of March 31, 2023, total unrecognized compensation expense related to RSUs was $15.1 million and is expected to be recognized over a weighted average period of three years.The fair value for RSUs is established based on the market price of the Company’s common stock on the date of grant.
Market-based Award
On April 15, 2022, pursuant to the 2021 Plan, the Company granted its Chief Executive Officer a market condition performance option award for the purchase of up to 600,000 shares of the Company’s common stock. The award had a grant date fair value of approximately $0.7 million using a Monte Carlo simulation model. Options under this market-based award will vest based on achievement of stock price targets of the Company's common stock. The right to purchase 200,000 shares of common stock under the options vests when the stock price meets or exceeds $8.00 per share for 30 consecutive days, the right to purchase 200,000 shares of common stock under the options vest when the stock price meets or exceeds $12.00 per share for 30 consecutive days, and the right to purchase 200,000 shares of common stock under the options vests when the stock price meets or exceeds $16.00 per share for 30 consecutive days. These market-based conditions must be met in order for this option award to vest, and it is therefore possible that no awards would ultimately vest. The Company will recognize compensation expense for this award regardless of whether such conditions are met. The fair value is expensed over the requisite service period.
The fair value of each market-based award is estimated on the date of grant using the Monte Carlo model that uses the assumptions noted in the following table:

Fiscal Year Ended March 31,
2023
Expected volatility	70.10%
Risk-free interest rate	2.70%
Expected dividend yield	—%
Stock-Based Compensation
The following table summarizes the total stock-based compensation expense by function for the fiscal years ended March 31, 2023, 2022, and 2021 which includes expense related to options and restricted stock units (in thousands):

	Fiscal Year ended
	March 31,
	2023	2022	2021
General and administrative	$13,578	$17,063	$6,298
Advertising and marketing	1,233	797	224
Total stock-based compensation expense	$14,811	$17,861	$6,522

9.    LEASES
The Company has operating leases for its offices and fulfillment centers. Rental expense for operating leases net of sublease income was $8.3 million and $5.2 million for the years ended March 31, 2023 and 2022, respectively. Upon adoption of ASC Topic 842, Leases (ASC 842) the Company recognized operating lease right-of-use assets of $29.6 million and operating lease liabilities of $33.9 million.
On October 29, 2021, the Company entered into a lease agreement for a new office space in New York, New York to serve as the Company’s new headquarters. During the third quarter of fiscal 2023 the Company completed the move to the new headquarters. In accordance with ASC 842, the lease was classified as an operating lease. The new lease requires total lease payments of $39.8 million with a lease term of 16.5 years, excluding renewal options. Rent expense is recorded on a straight-line basis over the lease term.
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
The Company leases certain equipment under operating and finance leases. The terms of equipment leases are generally five years and do not contain renewal options. These finance leases expire at various dates through 2026.
The Company’s finance leases as of March 31, 2023 and March 31, 2022 were not material and were included in property and equipment, net, on the Company’s consolidated balance sheets.

During the fiscal year ended March 31, 2023, the Company vacated its prior corporate headquarters in New York, New York. The Company recorded right-of-use asset impairments of $2.1 million to its right-of-use assets associated with the vacated location. The impairment was calculated utilizing projected or actual sublease rental income and actual or estimated sublease commencement dates and the remeasurement of its operating lease liabilities associated with the modification of certain leases.
The impairment analyses were performed at the asset group level and the impairment charges were estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. The Company determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the respective impairment dates. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.
The following schedule represents the components of the Company’s operating and finance lease assets as of March 31, 2023 (in thousands):

		March 31,
Leases	Consolidated Balance Sheets Location	2023	2022

Assets
Operating	Operating lease right-of-use assets	$36,892	$29,552
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,484	$5,060
Operating lease liabilities (non-current)	Operating lease liabilities	$47,240	$28,847
The following schedule represents the components of operating lease expense for the fiscal year ended March 31, 2023 (in thousands):

		Fiscal Year Ended
	Consolidated Statements of Operations and Comprehensive Loss Location	March 31, 2023	March 31, 2022
Operating lease costs	General and administrative	$9,039	$5,554
Sublease income	Other income	(708)	(357)
Total lease costs		$8,331	$5,197
As of March 31, 2023, the Company’s maturity of operating lease liabilities in the years through March 31, 2028, and thereafter are as follows (in thousands):

Operating Leases
2024	$8,336
2025	8,476
2026	8,625
2027	7,446
2028	6,474
Thereafter	38,642
Total lease payments	77,999
Less: imputed interest	(25,275)
Present value of lease liabilities	$52,724
Other operating leases information:

	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$7,022	$4,541
Right-of-use assets obtained in exchange for new lease liabilities	$25,628	$33,387
Weighted-average remaining term (years)	10.4	6.2
Weighted average discount rate	6.9%	4.6%
10.    COMMITMENT AND CONTINGENCIES
Litigation
On September 1, 2022, plaintiff Amber Farmer filed a complaint against BarkBox, Inc., in the U.S. District Court for the Central District of California. Farmer v. BarkBox, Inc., No. 2:22-cv-06242 (C.D. Cal.). The plaintiff alleges that BarkBox violates California’s Automatic Renewal Law, Unfair Competition Law, and Consumers Legal Remedies Act by failing to adequately disclose the automatic renewal of BarkBox’s subscription plans. The plaintiff seeks to represent a class containing all consumers who purchased a subscription from BarkBox in California. The Company filed a Motion to Dismiss and Motion to Compel Arbitration on November 4, 2022. While the Company intends to vigorously defend against this litigation, this case is at a very early stage and there can be no assurance that the Company will be successful in the Company’s defense. For this same reason, the Company cannot currently estimate the loss or the range of possible losses the Company may experience in connection with this litigation.
In addition, the Company is from time to time subject to, and are presently involved in, litigation and other legal proceedings in the ordinary course of business. While it is not possible to determine the outcome of any legal proceedings brought against the Company, the Company believes that, except for the matter described above, there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on the Company’s business, financial condition or operating results. The Company’s view and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.

11.    INCOME TAXES
A reconciliation of the Company’s effective tax rate to the United States federal income tax rate is as follows:

	March 31,
	2023	2022	2021
Federal statutory rate	21.00%	21.00%	21.00%
Permanent differences	(0.23)	(1.51)	(2.29)
State taxes, net of federal benefits	3.54	8.85	3.12
Change in valuation allowance	(23.68)	(42.85)	(18.26)
Interest expense	(1.51)	(1.33)	—
Warrant mark-to-market	1.83	10.11	—
Stock compensation	(3.84)	5.64	(1.02)
Other deferred adjustments	2.89	0.09	(2.55)
Total	—%	—%	—%
The components of the Company’s deferred taxes are as follows (in thousands):

	As of March 31,
	2023	2022
Net operating loss carryforwards	$59,170	$45,807
Charitable contributions	1,054	723
Interest expense	3,577	3,599
Lease Liabilities	7,441	9,259
UNICAP	5,076	6,340
Stock compensation	4,387	4,280
Accruals and other	3,507	4,497
Depreciation	107	—
Total deferred tax assets	84,319	74,505
Valuation allowance	(80,405)	(65,892)
Net deferred tax assets	3,914	8,613

Depreciation	—	(472)
Lease Right-of-Use Asset	(3,914)	(8,141)
Total deferred tax liabilities	(3,914)	(8,613)
Net deferred tax assets	$—	$—

As of March 31, 2023, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $243.7 million, of which $60.5 million begin to expire in 2031 and $183.2 million can be carried forward indefinitely. The Company also had state NOLs of approximately $153.7 million which begin to expire in 2031. The Company’s foreign NOLs as of March 31, 2023 were not material.
As of March 31, 2022, the Company had federal NOLs of approximately $190.1 million, of which $60.5 million begin to expire in 2031 and $129.7 million can be carried forward indefinitely. The Company also had state NOLs of approximately $110.0 million which begin to expire in 2031.
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
The Company has recorded a valuation allowance against its deferred tax assets in each of the years ended March 31, 2023 and 2022, because the Company’s management believes that it is more likely than not that these assets will not be realized. As a result of generating additional net operating losses, the valuation allowance increased by approximately $14.5 million, from $65.9 million as of March 31, 2022 to $80.4 million as of March 31, 2023.
The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended March 31, 2023, 2022 and 2021 . The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company is subject to U.S. federal income tax and state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for the tax years since 2018; currently, no federal or state income tax returns are under examination by the respective taxing authorities. To the extent the Company has tax attributes carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS and the state tax authorities to the extent utilized in a future period.
12.    OTHER INCOME (EXPENSE)—NET
Other income—net consisted of the following:

	Fiscal Year Ended March 31
	2023	2022	2021
Other income	$1,334	$275	$267
Change in fair value of warrants	5,350	33,196	(6)
Change in fair value of derivative liability	—	—	(925)
Loss on extinguishment of debt	—	(2,024)	—
Loss on warrant exercise	—	(101)	—
Settlement claim	—	—	795
Other income (expense)-net	$6,684	$31,346	$131

13.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Fiscal Year Ended March 31
	2023	2022	2021
Numerator:
Net loss	$(61,519)	$(68,299)	$(31,391)
Net loss attributable to common stockholders—basic and diluted	$(61,519)	$(68,299)	$(31,391)
Denominator:
Weighted average common shares outstanding—basic and diluted	176,717,509	156,201,601	46,297,847

Net loss per share attributable to common stockholders - basic and diluted	$(0.35)	$(0.44)	$(0.68)
For the fiscal years ended March 31, 2023, 2022 and 2021, the Company’s potential dilutive securities, which include stock options, RSUs, warrants and convertible notes have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for each of the fiscal years ended March 31, 2023, 2022 and 2021.
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at March 31, 2023, 2022 and 2021 from the computation of diluted net loss per share attributable to common shareholders for the fiscal years ended March 31, 2023, 2022 and 2021 because including them would have had an anti-dilutive effect.

	As of
	March 31,
	2023	2022	2021
Redeemable convertible preferred stock as converted to common stock	—	—	29,139,810
Stock options to purchase common stock	16,019,476	19,331,636	29,454,960
Restricted stock units	8,188,054	4,134,053	—
Warrants to purchase common stock	13,036,333	13,036,333	2,044,719
Warrants to purchase preferred stock	—	—	4,572
2025 convertible notes as converted to common stock	8,505,620	8,062,230	—
The Company also had convertible notes outstanding for the fiscal year ended March 31, 2023, which could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Since the necessary conditions for the conversion of these instruments had not been satisfied during the fiscal year ended March 31, 2023, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 7, “Debt,” for additional details.
14.    SEGMENTS
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has two reportable segments: Direct to Consumer and Commerce. The Direct to Consumer segment derives revenue from the sale of toys & accessories and consumables through BarkBox, Super Chewer, and the companies consumables website, food.bark.co. The Commerce segment today derives revenue primarily from the sale of individual toys through major retailers and online marketplaces. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. There are no internal revenue transactions between the Company’s segments.
The CODM reviews revenue and gross profit for both of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segments.
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Fiscal Year Ended March 31
	2023	2022	2021
Direct to Consumer:
Revenue	$471,994	$448,074	$333,970
Cost of revenue	186,666	187,991	128,044
Gross profit	285,328	260,083	205,926
Commerce:
Revenue	63,321	59,332	44,634
Cost of revenue	40,534	37,309	24,620
Gross profit	22,787	22,023	20,014
Consolidated:
Revenue	535,315	507,406	378,604
Cost of revenue	227,200	225,300	152,664
Gross profit	$308,115	$282,106	$225,940

15.    401(k)
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Subject to certain Internal Revenue Service (“IRS”) limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company’s Board. Effective April 1, 2022, the Company began making matching contributions to the 401(k) plan. The expense related to the matching contributions was $0.5 million for the fiscal year ended March 31, 2023. The Company did not make any matching contributions to the 401(k) plan for the fiscal years ended March 31, 2022 and 2021.
16.    COST REDUCTION INITIATIVE
On February 9, 2023, the Company announced a cost reduction initiative involving approximately 12%, or 126 employees, and curtailing the use of certain third-party vendors, consultants, and other contractors. Employee severance and benefits costs of $1.8 million that were incurred in the fourth quarter of fiscal year 2023 related to the reduction in force.
As of March 31, 2023 the remaining accrual for cash payments related to employee severance and benefits costs is $0.5 million.
ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2023.
Changes in internal controls
During the fourth quarter of fiscal year end 2023, the Company successfully completed the testing necessary to conclude that the material weaknesses previously described in Part II, Item 9A of the Company’s Form 10-K for the year ended March 31, 2022 have been remediated. There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of March 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.
Code of Ethics, Governance Guidelines and Committee Charters
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and directors. The Code of Business Conduct and Ethics is posted on our website at https://investors.bark.co/governance/governance-documents/. We will post any amendments to or waivers from the Code of Business Conduct and Ethics at that location.

We have also adopted Corporate Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. Each of these documents is available on our website at https://investors.bark.co/governance/governance-documents/.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.
38

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT AND FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023.

39

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Incorporated by Reference
No.	Description of Exhibit	Filed or Furnished Herewith	Form	File No.	Date Filed
2.1	Agreement and Plan of Reorganization, dated as of December 16, 2020, by and among Northern Star Acquisition Corp., NSAC Merger Sub Corp. and Barkbox, Inc.		8-K	001-39691	12/17/2020
3.1	Third Amended and Restated Certificate of Incorporation of BARK, Inc.		8-K	001-39691	11/23/2021
3.2	Amended and Restated Bylaws of BARK, Inc.		8-K		11/23/2021
4.1	Description of registered securities		10-K	001-39691	6/7/2021
4.2	Specimen Share Certificate		S-1	333-249138	10/14//2020
4.3	Specimen Warrant Certificate		S-1	333-249138	10/14//2020
4.4	Warrant Agreement, dated as of November 10, 2020, between Continental Stock Transfer & Trust Company and the Registrant		S-1	333-249138	10/14//2020
4.5	Indenture, dated as of November 27, 2020, between BarkBox, Inc. and U.S. Bank National Association, as Trustee and Collateral Agent		S-4	333-252603	2/1/2021
4.6	Supplemental Indenture #1, dated as of April 30, 2021, between Legacy BARK, BarkPark, LLC and Barkretail, LLC		S-1	333-257306	6/23/2021
4.7	Supplemental Indenture #2, dated as of June 2, 2021, between Bark, Bark International, LLC and The Original Bark		S-1	333-257306	6/23/2021
4.8	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated July 21, 2015		S-4	333-252603	2/1/2021
4.9	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated April 1, 2016		S-4	333-252603	2/1/2021
4.10	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated December 3, 2018		S-4	333-252603	2/1/2021
4.11	Form of Warrant to purchase shares of BarkBox, Inc. preferred stock dated October 12, 2017		S-4	333-252603	2/1/2021
4.12	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated December 7, 2018		S-4	333-252603	2/1/2021
4.13	Omnibus Amendment to Warrants to purchase shares of BarkBox, Inc. stock dated July 31, 2020		S-4	333-252603	2/1/2021
4.14	Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the investors listed on Schedule A thereto, dated May 16, 2016		S-4	333-252603	2/1/2021
4.15	First Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other signatories thereto, dated December 20, 2016		S-4	333-252603	2/1/2021
4.16	Second Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated November 27, 2020		S-4	333-252603	2/1/2021
40

4.17	Third Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated December 16, 2020		S-4	333-252603	2/1/2021
10.1	Investment Management Trust Agreement, dated as of November 10, 2019, between Continental Stock Transfer & Trust Company and the Registrant		8-K	001-39691	11/13/2020
10.2#	2011 Stock Incentive Plan		S-4	333-252603	2/1/2021
10.3#	2021 Equity Incentive Plan		S-8	333-258596	8/6/2021
10.4#	2021 Employee Stock Purchase Agreement		S-8	333-258596	8/6/2021
10.5#	Form of Indemnity Agreement		S-4	333-252603	2/1/2021
10.6	Form of Convertible Secured Note due 2025 (included in Exhibit 4.5)		S-4	333-252603	2/1/2021
10.7	Lease Agreement by and between Barkbox, Inc. and 221 Canal Street LLC, dated September 16, 2013		S-4	333-252603	2/1/2021
10.8	Lease, dated October 29, 2021, between 120 Broadway Holdings, LLC and Barkbox, Inc.		8-K	001-39691	11/4/2021
10.9#	Release Agreement between the Company and John Toth dated November 20, 2021.		8-K	00-39691	11/23/2021
10.10#	Employment Agreement between the Company and Howard Yeaton dated November 7, 2021		8-K	001-39691	11/10/2021
10.11#	Advisor Agreement between the Company and John Toth dated November 20, 2021.		8-K	001-39691	11/23/2021
10.12#	Release Agreement between the Company and Manish Joneja dated January 10, 2022		8-K	001-39691	1/11/2022
10.13#	Advisory Agreement between the Company and Manish Joneja dated January 10, 2022 (attached as Exhibit A to the Release Agreement)		8-K	001-39691	1/11/1022
10.14#	Form of Severance and Change In Control Agreement		10-K	001-39691	May 31, 2022
21.1	List of subsidiaries		10-K	001-39691	6/7/2021
23.1	Consent of Deloitte & Touche LLP	X
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
41

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Indicates management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BARK, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
42

ITEM 16. FORM 10-K SUMMARY
None.
43

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARK, Inc.

June 1, 2023	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

June 1, 2023	/s/ Zahir Ibrahim
Zahir Ibrahim
Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

June 1, 2023	/s/ Brian Dostie
Brian Dostie
Controller
(Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Allison Koehler, as his or her true and lawful attorneys-in-fact, proxy, and agent, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxy, and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

44

Signature		Title	Date

		Chief Executive Officer	June 1, 2023
By:	/s/ Matt Meeker	(Principal Executive Officer)
Matt Meeker

		Chief Financial Officer	June 1, 2023
By:	/s/ Zahir Ibrahim	(Principal Financial Officer)
Zahir Ibrahim

		Controller	June 1, 2023
By:	/s/ Brian Dostie	(Principal Accounting Officer)
Brian Dostie

By:	/s/ Joanna Coles	Director	June 1, 2023
Joanna Coles

By:		Director
Paulette Dodson

By:	/s/ David Kamenetzky	Director	June 1, 2023
David Kamenetzky

By:	/s/ Jim McGinty	Director	June 1, 2023
Jim McGinty

By:	/s/ Elizabeth McLaughlin	Director	June 1, 2023
Elizabeth McLaughlin

By:		Director
Michele Meyer

By:	/s/ Henrik Werdelin	Director	June 1, 2023
Henrik Werdelin
45