Form 10-Q
period 2023-06-30
Bark, Inc.
filed 2023-08-08
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, there were 178,880,231 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	March 31,
	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$163,923	$177,911
Accounts receivable—net	5,128	6,554
Prepaid expenses and other current assets	5,153	3,552
Inventory	112,465	124,336
Total current assets	286,669	312,353
PROPERTY AND EQUIPMENT—NET	38,366	39,851
INTANGIBLE ASSETS—NET	5,582	4,090
OPERATING LEASE RIGHT-OF-USE ASSETS	35,820	36,892
OTHER NONCURRENT ASSETS	7,416	7,234
TOTAL ASSETS	$373,853	$400,420
LIABILITIES, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,548	$34,370
Operating lease liabilities, current	5,136	5,484
Accrued and other current liabilities	29,564	31,975
Deferred revenue	26,345	27,772
Total current liabilities	80,593	99,601
LONG-TERM DEBT	81,406	81,221
OPERATING LEASE LIABILITIES	46,672	47,240
OTHER LONG-TERM LIABILITIES	3,244	1,821
Total liabilities	211,915	229,883
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 178,760,600 shares issued and outstanding as of June 30, 2023 and 500,000,000 shares authorized; 177,647,754 shares issued and outstanding as of March 31, 2023.	1	1
Additional paid-in capital	483,432	480,370
Accumulated deficit	(321,495)	(309,834)
Total stockholders’ equity	161,938	170,537
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$373,853	$400,420
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2023	2022
REVENUE	$120,591	$131,150
COST OF REVENUE	47,555	55,336
Gross profit	73,036	75,814
OPERATING EXPENSES:
General and administrative	69,421	79,589
Advertising and marketing	17,619	16,363
Total operating expenses	87,040	95,952
LOSS FROM OPERATIONS	(14,004)	(20,138)
INTEREST INCOME (EXPENSE)—NET	758	(1,389)
OTHER INCOME—NET	1,583	6,119
NET LOSS BEFORE INCOME TAXES	(11,663)	(15,408)
PROVISION FOR INCOME TAXES	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(11,663)	$(15,408)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.07)	$(0.09)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	177,681,579	175,491,912

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2023	177,647,754	$1	$480,370	$(309,834)	$170,537
Net loss	—	—	—	(11,663)	(11,663)
Issuance for stock options exercised	85,956	—	81	—	81
Issuance for common stock vested	1,160,744	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	246,733	—	286	—	286
Common stock withheld for tax upon release	(380,587)	—	(530)	—	(530)
Stock-based compensation	—	—	3,225	—	3,225
Cumulative translation adjustment	—	—	—	2	2
Balance - June 30, 2023	178,760,600	$1	$483,432	$(321,495)	$161,938

Three months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2022	175,290,143	$1	$465,313	$(248,253)	$217,061
Net loss	—	—	—	(15,408)	(15,408)
Issuance for stock options exercised	702,176	—	154	—	154
Issuance for common stock vested	106,399	—	—	—	—
Stock-based compensation	—	—	4,343	—	4,343
Cumulative translation adjustment	—	—	—	5	5
Balance - June 30, 2022	176,098,718	$1	$469,810	$(263,656)	$206,155

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,663)	$(15,408)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	2,868	1,871
Amortization of right-of-use assets	1,073	1,391
Amortization of deferred financing fees and debt discount	185	161
Bad debt expense	—	242
Stock-based compensation expense	3,225	4,343
Provision for inventory obsolescence reserve	600	319
Change in fair value of warrant liabilities and derivatives	(1,304)	(5,997)
Changes in operating assets and liabilities:
Accounts receivable	1,427	1,383
Inventory	11,269	(5,220)
Prepaid expenses and other current assets	(1,602)	(69)
Other noncurrent assets	(125)	(11)
Accounts payable and accrued expenses	(14,824)	(2,497)
Deferred revenue	(1,427)	2,932
Operating lease liabilities	(917)	(746)
Other liabilities	474	(119)
Net cash used in operating activities	(10,741)	(17,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,972)	(4,735)
Net cash used in investing activities	(2,972)	(4,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease obligations	(58)	(153)
Proceeds from the exercise of stock options	81	154
Proceeds from issuance of common stock under ESPP	286	—
Tax payments related to the issuance of common stock	(530)	—
Net cash provided by financing activities	(221)	1

Effect of exchange rate changes on cash	2	5

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,932)	(22,154)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	183,068	201,679
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$169,136	$179,525

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	163,923	177,242
Restricted cash - Other noncurrent assets	5,213	2,283
Total cash, cash equivalents and restricted cash	$169,136	$179,525

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$97	$1,717
Cash paid for interest	$45	$73
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Establishment of operating lease	$—	$24,576
See notes to condensed consolidated financial statements

BARK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
BARK, Inc., is an omnichannel brand serving dogs across two product lines of toys and accessories, and consumables. The Company is located and headquartered in New York, New York.
BARK, Inc. was incorporated in Delaware on July 8, 2020 as Northern Star Acquisition Corp. (“Northern Star”) as a special purpose acquisition company with the purpose of effecting a merger with one or more operating businesses. On June 1, 2021, Northern Star completed the acquisition of Barkbox, Inc., a Delaware corporation (“Legacy BARK” and the acquisition, the “Merger”), pursuant to that certain Agreement and Plan of Reorganization (the “Merger Agreement”), dated December 16, 2020, by and among Northern Star, NSAC Merger Sub Corp. and wholly-owned subsidiary of Northern Star (“Merger Sub”), and Legacy Bark. Following the Merger, the Company’s legal name became “The Original BARK Company,” and in November 2021 changed its name to BARK, Inc. The Merger between Northern Star and Legacy BARK was accounted for as a reverse recapitalization.
Throughout the notes to the condensed consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us” or “our” and similar terms refer to Legacy BARK and its subsidiaries prior to the consummation of the Merger, and BARK and its subsidiaries after the consummation of the Merger.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of BARK, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended March 31, 2023 and 2022 contained in the Annual Report on Form 10-K filed with the SEC on June 1, 2023.
The consolidated balance sheet as of March 31, 2023, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, required on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2024, or any other period.
There have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of March 31, 2023 and 2022.
Although the Company has incurred recurring losses in each fiscal year since inception, the Company expects its cash and cash equivalents will be sufficient to fund operations for at least the next twelve months.
Use of Estimates—The Company makes estimates and assumptions about future events that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates, judgments and assumptions.

The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. The most significant estimates relate to determination of fair value of the Company’s allowance for uncollectible accounts receivable, excess and obsolete inventory reserve, stock-based compensation, stand-alone selling price of Direct to Consumer offerings and fair value of right-of-use assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and records adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.
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
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At June 30, 2023 and March 31, 2023, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$100,746	$—	$—	$100,746
	$100,746	$—	$—	$100,746

Liabilities
Public warrant liability(2)	$1,187	$—	$—	$1,187
Private warrant liability(2)	—	638	—	638
	$1,187	$638	$—	$1,825

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$155	$—	$—	$155
	$155	$—	$—	$155
Liabilities
Public warrant liability(2)	$2,035	$—	$—	$2,035
Private warrant liability(2)	—	1,094	—	1,094
	$2,035	$1,094	$—	$3,129
______________
(1)As of June 30, 2023 and March 31, 2023, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market account is included in cash and cash equivalents.
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
The Company evaluated its warrants under Accounting Standards Codification (“ASC”) ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the warrants have been recorded as current liabilities on the balance sheet at fair value upon issuance, with subsequent changes in their respective fair values recognized in other income, net on the condensed consolidated statements of operations and comprehensive loss at each reporting date. See further disclosure on the change in fair value of Public and Private Warrant liabilities within Note 9, “Other Income (Expense) - Net.”
Restricted Cash—The Company has restricted cash to secure a letter of credit for four of its leases, restricted cash is expected to be maintained as a security deposit for the duration of each respective lease. As of both June 30, 2023 and March 31, 2023, the Company has classified $5.2 million within other noncurrent assets, as restricted cash.

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
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three months ended June 30, 2023 and 2022, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 51% and 58% of gross accounts receivable as of June 30, 2023 and March 31, 2023, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 7.2% and 9.7% of total revenue for the three months ended June 30, 2023, and 2022, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended June 30, 2023 and 2022, the Company had three suppliers that accounted for 43% of total finished goods purchased and two suppliers that accounted for 29% of total finished goods purchased, respectively. The Company had two suppliers that accounted for 49% and 41% of the accounts payable balance as of June 30, 2023 and March 31, 2023, respectively.
Recent Accounting Pronouncements
The Company did not identify any significant recently issued accounting pronouncements that may potentially impact our financial position and results of operations.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
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

Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended
	June 30,
	2023	2022
Revenue
Direct to Consumer:
Toys & Accessories(1)	$72,129	$77,520
Consumables(1)	39,758	40,877
Total Direct to Consumer	$111,887	$118,397
Commerce	8,704	12,753
Revenue	$120,591	$131,150
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
Deferred revenue was $26.3 million and $27.8 million as of June 30, 2023 and March 31, 2023, respectively.
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
4.    DEBT
As of June 30, 2023 and March 31, 2023, long-term debt consisted of the following (in thousands):

	As of June 30,	As of March 31,
	2023	2023
2025 Convertible Notes	$83,525	$83,525
Less: deferred financing fees and debt discount	(2,119)	(2,304)
Total long-term debt	$81,406	$81,221

2025 Convertible Notes
On November 27, 2020, the Company issued $75.0 million aggregate principal amount of 2025 Convertible Notes (the “2025 Convertible Notes”) to Magnetar Capital, LLC (“Magnetar”) under an indenture, dated as of November 27, 2020, between Legacy BARK and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Company received net proceeds of approximately $74.7 million from the sale of the 2025 Convertible Notes, after deducting fees and expenses of approximately $0.3 million. The Company recorded the expenses associated with the issuance of the 2025 Convertible Notes as a discount to the note and will amortize the expenses over the term of the note. The 2025 Convertible Notes will mature on December 1, 2025, unless earlier converted, redeemed or repurchased.
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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of June 30, 2023. Therefore, the Company did not record a derivative liability related to these features as of June 30, 2023. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of June 30, 2023 and March 31, 2023, the Company had $83.5 million of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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
As of June 30, 2023 and March 31, 2023, there were no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million is available to be borrowed by the Company if or when needed through the termination date of the agreement of August 29, 2023. The Company is evaluating alternative options or further renewal prior to this termination.
Under the terms of this Credit Facility, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western Alliance Agreement. As of June 30, 2023 and March 31, 2023, the Company was compliant with its financial covenants.

5.    STOCK-BASED COMPENSATION PLANS
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
Beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan shall increase by a number, determined by the Company’s Board of Directors (the “Board”) on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2023, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 8,876,143 shares. As of June 30, 2023, 26,258,662 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no more shares available for grant under the 2011 Plan.

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
In April 2023, the Board approved the authorization of an additional 1,500,000 shares of common stock that may be issued under the 2021 ESPP. A total of 4,885,901 shares of common stock have been reserved for future issuance under the 2021 ESPP.
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
During the three months ended June 30, 2023, employees who elected to participate in the ESPP purchased a total of 246,733 shares of common stock at an average price of $1.16, resulting in cash proceeds to the Company of approximately $0.3 million. ESPP employee payroll contributions accrued as of June 30, 2023 were less than $0.1 million, and are included within accrued and other current liabilities in the condensed consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.
Stock Option Activity
During the three months ended June 30, 2023 the Company granted to its employees equity awards to purchase an aggregate of 25,000 shares of common stock with a weighted average exercise price of $1.08 vesting over a four-year period.

Restricted Stock Unit (“RSU”) Activity
During the three months ended June 30, 2023 the Company granted to its employees RSUs for the purchase of 652,056 shares of common stock.
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
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by function for the three months ended June 30, 2023 and 2022, which includes expense related to options and RSUs (in thousands):

	Three Months Ended
	June 30,
	2023	2022
General and administrative	$2,910	$4,038
Advertising and marketing	315	305
Total stock-based compensation expense	$3,225	$4,343

6.    LEASES
The Company has operating leases for its offices and fulfillment centers. Fulfillment and customer service centers and corporate office leases expire at various dates through 2038, excluding renewal options.
The Company also leases certain equipment under operating and finance leases. The terms of equipment leases are generally five years and do not contain renewal options. These finance leases expire at various dates through 2028.
The Company’s finance leases as of June 30, 2023 and March 31, 2023 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets (in thousands):

		As of	As of
Leases	Classification	June 30, 2023	March 31, 2023

Assets
Operating	Operating lease right-of-use assets	$35,820	$36,892
Total operating lease assets		$35,820	$36,892
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,136	$5,484
Operating lease liabilities (non-current)	Operating lease liabilities	$46,672	$47,240
Total operating lease liabilities		$51,808	$52,724
For the three months ended June 30, 2023 no assets were acquired in exchange for new operating lease liabilities. For the three months ended June 30, 2022 assets acquired in exchange for new operating lease liabilities was $17.0 million. Lease expense primarily pertains to operating lease cost. Lease expense for operating leases was $2.0 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively. These lease expenses were included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Sublease income for the three months ended June 30, 2023 and 2022 was immaterial and was recorded within other income, net on the Company’s condensed consolidated statements of operations and comprehensive loss.
Cash flows used in operating activities related to operating leases was approximately $0.9 million for the three months ended June 30, 2023.
7.    COMMITMENTS AND CONTINGENCIES
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
8.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three months ended June 30, 2023 and 2022 due to the expected loss before income taxes to be incurred for the fiscal year ending March 31, 2024, and actual loss before income taxes incurred for the fiscal year ended March 31, 2023, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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
9.    OTHER INCOME—NET
Other income—net consisted of the following:

	Three Months Ended June 30,
	2023	2022
Other income—net:
Other income	$279	$123
Change in fair value of warrants	1,304	5,996
	$1,583	$6,119

10.    NET LOSS PER SHARE
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,
	2023	2022
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(11,663)	$(15,408)
Denominator:
Weighted average common shares outstanding—basic and diluted	177,681,579	175,491,912
Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(0.09)
For the three months ended June 30, 2023 and 2022 , the Company excluded the following potential dilutive securities, which include stock options, RSUs, warrants and convertible notes from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months ended June 30, 2023 and 2022.

	As of
	June 30,
	2023	2022
Stock options to purchase common stock	12,145,719	117,112,678
Restricted stock units	6,991,779	7,992,518
Warrants to purchase common stock	13,036,333	13,036,333
2025 Convertible Notes as converted to common stock	8,620,467	8,171,058
The Company’s convertible notes outstanding for the three months ended June 30, 2023, could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three months ended June 30, 2023, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 4, “Debt,” for additional details.

11.    SEGMENTS
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has two reportable segments: Direct to Consumer and Commerce. The Direct to Consumer segment derives revenue from the sale of toys & accessories and consumables through BarkBox, Super Chewer, and the companies consumables website, shop.bark.co. The Commerce segment today derives revenue primarily from the sale of individual toys through major retailers and online marketplaces. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. There are no internal revenue transactions between the Company’s segments.
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
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Direct to Consumer:
Revenue	$111,887	$118,397
Cost of revenue	42,304	47,148
Gross profit	69,583	71,249
Commerce:
Revenue	8,704	12,753
Cost of revenue	5,251	8,188
Gross profit	3,453	4,565
Consolidated:
Revenue	120,591	131,150
Cost of revenue	47,555	55,336
Gross profit	$73,036	$75,814

12.    SUBSEQUENT EVENTS
Cost Reduction Initiative
On July 13, 2023, the Company announced a cost reduction initiative that is intended to further accelerate the Company’s strategic priorities of reaching sustainable profitability and free cash flow generation, improving its organizational and capital efficiency, and streamlining its cost structure.
In accordance with the initiative, there was a net reduction of 66 positions or approximately 8% of the Company's total workforce. The Company estimates that it will incur charges of approximately $1.4 million in the second quarter of fiscal year 2024, primarily related to cash expenditures for severance payments and payroll taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2023 contained in the Annual Report on Form 10-K filed with the SEC on June 1, 2023. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three months ended June 30, 2023 and 2022, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
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

	Three Months Ended June 30,

	2023	2022
Total Orders (in thousands)	3,560	3,867
Average Order Value	$31.43	$30.61
Direct to Consumer Gross Profit (in thousands)	$69,583	$71,249
Direct to Consumer Gross Margin	62.2%	60.2%
Total Orders
We define Total Orders as the total number of Direct to Consumer orders shipped in a given period. These include all orders across all of our product categories, regardless of whether they are purchased on a subscription, auto-ship, or one-off basis.
Average Order Value
Average Order Value (“AOV”) is Direct to Consumer revenue for the period divided by Total Orders for the same period.
Components of Our Results of Operations
We operate with two reportable segments: Direct to Consumer and Commerce, to reflect the way our Chief Executive Officer, who is our CODM, reviews and assesses the performance of the business.
Revenue
The Company generates revenue through its Direct to Consumer and Commerce segments, each of which participate in the sale of the Company’s Toys & Accessories and Consumables product lines. See below for additional information.
Toys & Accessories (“toys”)—The majority of our revenue in the toys category is derived from BarkBox and Super Chewer, which are subscription products that feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on monthly, six month, or annual basis. Subscription revenue is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box. During the life of their subscription, we offer customers incremental products via Add to Box (“ATB”), which enables us to cross-sell customers into our full portfolio of products, including kibble, treats, toppers, dental and more. ATB revenue is recognized at a point in time as control is transferred to the customer upon delivery of goods to the subscriber.
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
Consumables—The majority of our consumables revenue today is derived from the treats and chews that are included in our BarkBox and Super Chewer boxes. Over the past two years, the Company has expanded into new and larger consumables markets such as kibble, toppers, supplements and dental products. To sell these products, the

Company recently launched a new consumables website, shop.bark.co, which contains the majority of its consumables portfolio, all of which can be purchased on a recurring, auto-ship, or one-off basis. Revenue related to shop.bark.co is recognized at a point in time, as control is transferred to the customer upon each delivery.
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
Interest Income (Expense), Net
Interest income (expense), net, primarily consists of interest incurred under our line of credit, term loan and convertible promissory notes agreements, and amortization of debt issuance costs, net of income earned on our money market funds and interest-bearing deposit accounts.
Other Income, Net
Other income, net, primarily consists of changes in the fair value of our warrant liabilities.

Results of Operations
We operate in two reportable segments to reflect the way our CODM reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our condensed consolidated financial statements for the three months ended June 30, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2023	2022	% Change
	(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Loss Data:
Revenue
Direct to Consumer	$111,887	$118,397	(5.5)%
Commerce	8,704	12,753	(31.7)%
Total revenue	120,591	131,150	(8.1)%
Cost of revenue
Direct to Consumer	42,304	47,148	(10.3)%
Commerce	5,251	8,188	(35.9)%
Total cost of revenue	47,555	55,336	(14.1)%
Gross profit	73,036	75,814	(3.7)%
Operating expenses:
General and administrative	69,421	79,589	(12.8)%
Advertising and marketing	17,619	16,363	7.7%
Total operating expenses	87,040	95,952	(9.3)%
Loss from operations	(14,004)	(20,138)	(30.5)%
Interest income (expense), net	758	(1,389)	(154.6)%
Other income, net	1,583	6,119	N/M
Net Loss before income taxes	(11,663)	(15,408)	(24.3)%
Provision for income taxes	—	—	0.0%
Net loss and comprehensive loss	$(11,663)	$(15,408)	(24.3)%

N/M means not meaningful.

Comparison of the Three Months Ended June 30, 2023 and June 30, 2022
Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$111,887	$118,397	$(6,510)	(5.5)%
Commerce	8,704	12,753	(4,049)	(31.7)%
Total revenue	$120,591	$131,150	$(10,559)	(8.1)%
Percentage of Revenue
Direct to Consumer	92.8%	90.3%
Commerce	7.2%	9.7%

Direct to Consumer revenue decreased by $6.5 million, or 5.5%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily driven by a 7.9%, or 0.3 million decrease in Total Orders, partially offset by a $0.82 or 2.7% increase in AOV.
Commerce revenue decreased by $4.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily driven by a decrease in sales volume related to inventory reduction initiatives by our retail partners.
Gross Profit

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$69,583	$71,249	$(1,666)	(2.3)%
Commerce	3,453	4,565	(1,112)	(24.4)%
Total gross profit	$73,036	$75,814	$(2,778)	(3.7)%
Percentage of revenue	60.6%	57.8%
Direct to Consumer gross profit decreased by $1.7 million while Commerce gross profit decreased by $1.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue offset by lower costs from our suppliers. The decrease in Commerce gross profit is primarily attributable to lower volume as discussed above.
Gross profit as a percentage of revenue increased 2.8% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily attributable to the larger percent of revenue derived from our Direct to Consumer business in the most recent period. Direct to Consumer gross margin was 62.2%, 201 basis points higher than the same period last year. The increase in Direct to Consumer gross margin is attributable to $0.82 or 2.7% increase in AOV and product cost improvements. Commerce gross margin was 39.7%, 388 basis points higher than the same period last year. The increase in commerce gross margin is primarily attributable to lower promotional costs and product cost improvements.
Operating Expenses
General and Administrative Expense

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	( in thousands)
Other general and administrative	$33,178	$38,488	$(5,310)	(13.8)%
Shipping and fulfillment	36,243	41,101	(4,858)	(11.8)%
Total General and administrative	69,421	79,589	$(10,168)	(12.8)%
Percentage of revenue	57.6%	60.7%

Total general and administrative expense decreased by $10.2 million, or 12.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease during the period was primarily due to a decrease in shipping and fulfillment expense of $4.9 million due to lower volumes, improvements in our distribution network planning and better shipping rates, a $2.9 million decrease compensation expense due to a decrease in headcount, and decreased professional and legal expenses compared to the prior period.

Advertising and Marketing

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	( in thousands)
Advertising and marketing	$17,619	$16,363	$1,256	7.7%
Percentage of revenue	14.6%	12.5%
Advertising and marketing expense increased by $1.3 million, or 7.7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily attributable to increased marketing spend.
Interest Income (Expense), Net

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	( in thousands)
Interest income (expense), net	$758	$(1,389)	$2,147	(154.6)%
Percentage of revenue	0.6%	(1.1)%
Interest income was $0.8 million for the three months ended June 30, 2023 compared to interest expense of $1.4 million for three months ended June 30, 2022. The increase in interest income was due to $2.1 million of interest income derived from our cash balance (which sit in bank and money market accounts) offset by the non-cash interest expense associated with the Company’s 2025 Convertible Notes.

Other Income, Net

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	( in thousands)
Other income, net	$1,583	$6,119	$(4,536)	N/M
Percentage of revenue	1.3%	4.7%
N/M means not meaningful.
Other income, net decreased by $4.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease in other income, net, was primarily due to a decrease of $4.7 million of other income related to the changes in fair value of our warrant liabilities, offset by increased sublease income compared to the prior period.
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
We calculate Adjusted Net Loss as net income loss, adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax expense (income), (4) duplicate head quarters rent expense, and (5) other items (as defined below).
We calculate Adjusted Net Loss Margin by dividing Adjusted Net Loss for the period by Revenue for the period.
We calculate Adjusted Net Loss Per Common Share by dividing Adjusted Net Loss for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.
We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest income (expense), net, (2) depreciation and amortization, (3) stock-based compensation expense, (4) change in fair value of warrants and derivatives, (5) sales and use tax income, (6) duplicate head quarters rent expense, and (7) other items (as defined below).
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
The following table presents a reconciliation of Adjusted Net Loss to Net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net Loss

	Three Months Ended June 30,
	2023	2022
	(in thousands, except per share data)
Net loss	$(11,663)	$(15,408)
Stock-based compensation expense	3,225	4,343
Change in fair value of warrants and derivatives	(1,304)	(5,996)
Sales and use tax income (1)	(69)	(83)
Duplicate headquarters rent	24	603
Other items (2)	248	106
Adjusted net income (loss)	$(9,539)	$(16,435)
Net income (loss) margin	(9.67)%	(11.75)%
Adjusted net loss margin	(7.91)%	(12.53)%

Adjusted net loss per common share - basic and diluted	$(0.05)	$(0.09)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	177,681,579	175,491,912

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA Margin for the periods presented:
Adjusted EBITDA

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Net loss	$(11,663)	$(15,408)
Interest (income) expense, net	(758)	1,389
Depreciation and amortization expense	2,868	2,016
Stock-based compensation expense	3,225	4,343
Change in fair value of warrants and derivatives	(1,304)	(5,996)
Sales and use tax income (1)	(69)	(83)
Duplicate headquarters rent	24	603
Other items (2)	248	106
Adjusted EBITDA	$(7,429)	$(13,030)
Net loss margin	(9.67)%	(11.75)%
Adjusted EBITDA margin	(6.16)%	(9.94)%

(1)Sales and use tax expense relates to recording a liability for sales and use tax we did not collect from our customers. Historically, we had collected state or local sales, use, or other similar taxes in certain jurisdictions in which we only had physical presence. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have positioned themselves to require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state and accordingly, we recorded a liability in those periods in which we created economic nexus based on each state’s requirements. Accordingly, we now collect, remit, and report sales tax in all states that impose a sales tax. Subsequently, as certain of these liabilities are waived by tax authorities or the applicable statute of limitations expires, the related accrued liability is reversed.
(2)    For the three months ended June 30, 2023, other items is primarily comprised of restructuring costs of $0.1 million related to reduction in force payments and expense related to non-recurring retention payments to management of $0.1 million. For the three months ended June 30,2022, other items is comprised of executive transition costs including recruiting costs of $0.1 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Free Cash Flow

	Three Months Ended June 30,
	2023	2022
Free cash flow reconciliation:
Net cash used in operating activities	$(10,741)	$(17,425)
Capital expenditures	(2,972)	(4,735)
Free cash flow	$(13,713)	$(22,160)

Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of June 30, 2023, we had cash and cash equivalents of approximately $163.9 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
2025 Convertible Notes
On November 27, 2020, the Company issued $75.0 million aggregate principal amount of 2025 Convertible Notes (the “2025 Convertible Notes”) to Magnetar Capital, LLC (“Magnetar”) under an indenture, dated as of November 27, 2020, between Legacy BARK and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Company received net proceeds of approximately $74.7 million from the sale of the 2025 Convertible Notes, after deducting fees and expenses of approximately $0.3 million. The Company recorded the expenses associated with the issuance of the 2025 Convertible Notes as a discount to the note and will amortize the expenses over the term of the note. The 2025 Convertible Notes will mature on December 1, 2025, unless earlier converted, redeemed or repurchased.
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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of June 30, 2023. Therefore, the Company did not record a derivative liability related to these features as of June 30, 2023. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of June 30, 2023 and March 31, 2023, the Company had $83.5 million of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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
As of June 30, 2023 and March 31, 2023, there were no outstanding borrowings under the Credit Facility. The full amount of the Credit Facility of $35.0 million is available to be borrowed by the Company if or when needed through the termination date of the agreement of August 29, 2023. The Company is evaluating alternative options or further renewal prior to this termination.
Under the terms of this Credit Facility, the Company is required to comply with certain financial and non-financial covenants, including covenants to maintain certain liquidity amounts, as defined in the amended Western Alliance Agreement. As of June 30, 2023 and March 31, 2023, the Company was compliant with its financial covenants.

Cash Flows
Comparison of the Three Months Ended June 30, 2023 and 2022.
The following table summarizes our cash flows for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(10,741)	$(17,425)
Net cash used in investing activities	(2,972)	(4,735)
Net cash provided by (used in) financing activities	(221)	1
Effect of exchange rate changes on cash	2	5
Net increase (decrease) in cash and restricted cash	$(13,932)	$(22,154)
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
For the three months ended June 30, 2023, net cash used in operating activities was $10.7 million. The $10.7 million of net cash used in operating activities consisted of net loss of $11.7 million adjusted for non-cash charges totaling $6.6 million and a net increase of $5.7 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $1.3 million for changes in fair value of warrants, $3.2 million for stock based compensation, and $2.9 million for depreciation and amortization. The decrease in our net operating assets and liabilities was primarily driven by a reduction accounts payable of $14.8 million related to the timing of payments offset by a reduction of inventory of $11.3 million.
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
Cash flows used in Investing Activities
For the three months ended June 30, 2023 and 2022, net cash used in investing activities was $3.0 million and $4.7 million, respectively, primarily due to capital expenditures.

Cash flows provided by Financing Activities
For the three months ended June 30, 2023, net cash used in financing activities was $0.2 million, primarily due to tax payments related to the issuance of common stock, offset by proceeds from the issuance of common stock under the ESPP plan.
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
Except as described in Note 2, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto for the year ended March 31, 2023 contained in the Annual Report on Form 10-K filed with the SEC on June 1, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $163.9 million as of June 30, 2023. As of June 30, 2023, the Company held $100.7 million in money market accounts. The Company does not have any other investments. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of June 30, 2023 there are no outstanding borrowings under the Credit Facility. We monitor our cost of borrowing under our the Credit Facility, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Western Alliance Agreement for all periods presented would not have a material impact on our consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We rely on a variety of marketing techniques, including email and social media marketing and postal mailings, which are subject to various federal and state laws and regulations. A variety of federal and state laws and regulations also govern our collection, use, retention, sharing and security of consumer data, particularly in the context of the online advertising that we rely on to attract new customers. These laws and regulations are constantly evolving and subject to potentially differing interpretations, in particular from one jurisdiction to another, and may conflict with other laws and regulations. In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which requires companies that process information on California residents make new disclosures to customers about the collection of their data, use and sharing practices, and allow customers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Further, the California Privacy Rights Act (the “CPRA”) significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California Privacy Protection Agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses in the areas of data protection and security. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that could make compliance challenging. Our practices and procedures to comply with these laws and regulations may not always be effective, particularly as the legal landscape continues to evolve. In addition, some of our internal processes are manual, which could result in employee error and internal compliance failures. Any failure, or perceived failure, to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities,customers, suppliers or others, or may require us to change our operations and/or cease using certain data. Any such claims, proceedings or actions could further harm our reputation and brand, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of our non-

compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any harm to our reputation or brand, being subject to regulatory action and incurring related fees, distraction of our management and loss of customers or suppliers could have a material adverse effect on our business, financial condition and results of operations.
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
We prepare our financial statements in accordance with U.S. GAAP, which requires our management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to determination of fair value of the Company’s allowance for uncollectible accounts receivable, excess and obsolete inventory reserve, stock-based compensation, stand-alone selling price of Direct to Consumer offerings and fair value of right-of-use assets. If our assumptions change or if actual circumstances differ from those in our assumptions, our operating results could fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
We currently have options, RSUs and warrants outstanding that are convertible into shares of our common stock. In addition, our 2025 Convertible Notes are convertible based on outstanding principal balance and accrued interest. We also have the ability to issue equity awards that are convertible into shares of our common stock under our 2021 Equity Incentive Plan and under our Employee Stock Purchase Plan, see Note 4 — Debt, and Note 5 — Stock-Based Compensation Plans, to our consolidated financial statements set forth in this quarterly report on Form 10-Q. We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would dilute our existing shareholders and may cause the market price of our common stock to decline.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the period covered by this report, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

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

BARK, Inc.

August 08, 2023	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

August 08, 2023	/s/ Zahir Ibrahim
Zahir Ibrahim
Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

August 08, 2023	/s/ Brian Dostie
Brian Dostie
Vice President of Accounting, Controller
(Principal Accounting Officer)