Form 10-Q
period 2023-09-30
Bark, Inc.
filed 2023-11-08
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39691
BARK, INC.
(Exact name of registrant as specified in its charter)

Delaware		85-1872418
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

120 Broadway, Floor 12
New York, NY 10271
(Address of Principal Executive Offices)(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, there were 179,280,860 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	March 31,
	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160,541	$177,911
Accounts receivable—net	12,390	6,554
Prepaid expenses and other current assets	4,296	3,552
Inventory	109,391	124,336
Total current assets	286,618	312,353
PROPERTY AND EQUIPMENT—NET	28,719	39,851
INTANGIBLE ASSETS—NET	11,606	4,090
OPERATING LEASE RIGHT-OF-USE ASSETS	34,772	36,892
OTHER NONCURRENT ASSETS	7,271	7,234
TOTAL ASSETS	$368,986	$400,420
LIABILITIES, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,089	$34,370
Operating lease liabilities, current	4,831	5,484
Accrued and other current liabilities	30,702	31,975
Deferred revenue	24,340	27,772
Total current liabilities	85,962	99,601
LONG-TERM DEBT	81,594	81,221
OPERATING LEASE LIABILITIES	46,094	47,240
OTHER LONG-TERM LIABILITIES	4,389	1,821
Total liabilities	218,039	229,883
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 179,190,106 and 177,647,754 shares issued	1	1
Treasury stock, at cost, 2,767,684 and 0 shares, respectively	(4,120)	—
Additional paid-in capital	486,845	480,370
Accumulated deficit	(331,779)	(309,834)
Total stockholders’ equity	150,947	170,537
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$368,986	$400,420
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
REVENUE	$123,036	$143,814	$243,626	$274,964
COST OF REVENUE	47,394	63,473	94,948	118,809
Gross profit	75,642	80,341	148,678	156,155
OPERATING EXPENSES:
General and administrative	68,931	74,156	138,352	153,745
Advertising and marketing	17,810	15,331	35,429	31,694
Total operating expenses	86,741	89,487	173,781	185,439
LOSS FROM OPERATIONS	(11,099)	(9,146)	(25,103)	(29,284)
INTEREST INCOME	1,996	—	4,133	—
INTEREST EXPENSE	(1,366)	(1,340)	(2,745)	(2,728)
OTHER INCOME (EXPENSE)—NET	132	(153)	1,715	5,965
NET LOSS BEFORE INCOME TAXES	(10,337)	(10,639)	(22,000)	(26,047)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(10,337)	$(10,639)	$(22,000)	$(26,047)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.15)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	176,975,883	176,463,723	177,150,161	175,980,473

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2023	178,760,600	$1	—	$—	$483,432	$(321,495)	$161,938
Net loss	—	—	—	—	—	(10,337)	(10,337)
Issuance for stock options exercised	12,932	—	—	—	13	—	13
Issuance for common stock vested	604,289	—	—	—	—	—	—
Common stock withheld for tax upon release	(187,715)	—	—	—	(289)	—	(289)
Repurchase of common stock	—	—	(2,767,684)	(4,120)	—	—	(4,120)
Stock-based compensation	—	—		—	3,689	—	3,689
Cumulative translation adjustment	—	—	—	—	—	53	53
Balance - September 30, 2023	179,190,106	$1	(2,767,684)	$(4,120)	$486,845	$(331,779)	$150,947

Six months ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2023	177,647,754	$1	—	$—	$480,370	$(309,834)	$170,537
Net loss	—	—	—	—	—	(22,000)	(22,000)
Issuance for stock options exercised	98,888	—	—	—	94	—	94
Common stock issued upon vesting of restricted stock units	1,765,033	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	246,733	—	—	—	286	—	286
RSU withheld for taxes	(568,302)	—	—	—	(819)	—	(819)
Repurchase of common stock	—	—	(2,767,684)	(4,120)	—	—	(4,120)
Stock-based compensation	—	—	—	—	6,914	—	6,914
Cumulative translation adjustment	—	—	—	—	—	55	55
Balance - September 30, 2023	179,190,106	$1	(2,767,684)	$(4,120)	$486,845	$(331,779)	$150,947

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - June 30, 2022	176,098,718	$1	$469,810	$(263,656)	$206,155
Net loss	—	—	—	(10,639)	(10,639)
Issuance for stock options exercised	763,200	—	742	—	742
Issuance for restricted stock units vested	240,073	—	—	—	—
Stock-based compensation	—	—	3,852	—	3,852
Cumulative translation adjustment	—	—	—	(3)	(3)
Balance - September 30, 2022	177,101,991	$1	$474,404	$(274,298)	$200,107

Six months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2022	175,290,143	$1	$465,313	$(248,253)	$217,061
Net loss	—	—	—	(26,047)	(26,047)
Issuance for stock options exercised	1,465,376	—	896	—	896
Issuance for restricted stock units vested	346,472	—	—	—	—
Stock-based compensation	—	—	8,195	—	8,195
Cumulative translation adjustment	—	—	—	2	2
Balance - September 30, 2022	177,101,991	$1	$474,404	$(274,298)	$200,107

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,000)	$(26,047)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	5,941	4,017
Impairment of assets	2,970	—
Amortization of right-of-use assets	2,120	2,485
Loss (Gain) on disposal of assets	72	(20)
Amortization of deferred financing fees and debt discount	374	326
Bad debt expense	34	554
Stock-based compensation expense	6,914	8,195
Provision for inventory obsolescence reserve	879	95
Change in fair value of warrant liabilities and derivatives	(1,434)	(4,959)
Changes in operating assets and liabilities:
Accounts receivable	(5,869)	(8,148)
Inventory	14,065	(7,615)
Prepaid expenses and other current assets	(988)	(484)
Other noncurrent assets	(125)	(16)
Accounts payable and accrued expenses	(6,426)	14,368
Deferred revenue	(3,431)	(2,667)
Proceeds from tenant improvement allowances	—	1,628
Operating lease liabilities	(1,800)	(1,510)
Other liabilities	788	235
Net cash used in operating activities	(7,916)	(19,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,933)	(14,108)
Net cash used in investing activities	(4,933)	(14,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease obligations	(106)	(310)
Proceeds from the exercise of stock options	94	896
Proceeds from issuance of common stock under ESPP	286	—
Tax payments related to the issuance of common stock	(819)	—
Payments to repurchase common stock	(4,120)	—
Net cash (used in) provided by financing activities	(4,665)	586

Effect of exchange rate changes on cash	55	2

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(17,459)	(33,083)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	183,068	201,679
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$165,609	$168,596

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	160,541	166,310
Restricted cash - Other noncurrent assets	5,068	2,286
Total cash, cash equivalents and restricted cash	$165,609	$168,596

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$11	$2,311
Cash paid for interest	$75	$154
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Establishment of operating lease	$—	$24,576
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2024, or any other period.
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
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At September 30, 2023 and March 31, 2023, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$91,986	$—	$—	$91,986
	$91,986	$—	$—	$91,986

Liabilities
Public warrant liability(2)	$1,102	$—	$—	$1,102
Private warrant liability(2)	—	593	—	593
	$1,102	$593	$—	$1,695

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$155	$—	$—	$155
	$155	$—	$—	$155
Liabilities
Public warrant liability(2)	$2,035	$—	$—	$2,035
Private warrant liability(2)	—	1,094	—	1,094
	$2,035	$1,094	$—	$3,129
______________
(1)As of September 30, 2023 and March 31, 2023, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market account is included in cash and cash equivalents.
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
Restricted Cash—The Company has restricted cash to secure a letter of credit for four of its leases, restricted cash is expected to be maintained as a security deposit for the duration of each respective lease. As of September 30, 2023 and March 31, 2023, the Company has classified $5.1 million and $5.2 million, respectively, within other noncurrent assets, as restricted cash.

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
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three and six months ended September 30, 2023 and 2022, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 45% and 58% of gross accounts receivable as of September 30, 2023 and March 31, 2023, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 11.3% and 14.2% of total revenue for the six months ended September 30, 2023, and 2022, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended September 30, 2023 and 2022, the Company had two suppliers that accounted for 40% of total finished goods purchased and two suppliers that accounted for 32% of total finished goods purchased, respectively. During the six months ended September 30, 2023 and 2022, the Company had two suppliers that accounted for 36% of total finished goods purchased and two suppliers that accounted for 31% of total finished goods purchased, respectively. The Company had two suppliers that accounted for 37% and 41% of the accounts payable balance as of September 30, 2023 and March 31, 2023, respectively.
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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three and six months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Direct to Consumer:
Toys & Accessories(1)	$67,149	$76,493	$139,251	$154,013
Consumables(1)	37,163	41,054	76,947	81,931
Total Direct to Consumer	$104,312	$117,547	$216,198	$235,944
Commerce	18,724	26,267	27,428	39,020
Revenue	$123,036	$143,814	$243,626	$274,964

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
Deferred revenue was $24.3 million and $27.8 million as of September 30, 2023 and March 31, 2023, respectively.
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
4.    DEBT
As of September 30, 2023 and March 31, 2023, long-term debt consisted of the following (in thousands):

	As of September 30,	As of March 31,
	2023	2023
2025 Convertible Notes	$83,525	$83,525
Less: deferred financing fees and debt discount	(1,931)	(2,304)
Total long-term debt	$81,594	$81,221

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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of September 30, 2023. Therefore, the Company did not record a derivative liability related to these features as of September 30, 2023. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of September 30, 2023 and March 31, 2023, the Company had $83.5 million of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.

Western Alliance Bank—Line of Credit and Term Loan
In October 2017, the Company entered into a loan and security agreement (as subsequently amended, the “Western Alliance Agreement”) and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provided for a secured revolving line of credit (the “Credit Facility”) in an aggregate principal amount of up to $35.0 million with a maturity date of October 12, 2020, which was extended several times among other amendments. On October 10, 2023, the Company and Western Alliance entered into the seventeenth loan and security modification agreement, which extended the Credit Facility maturity date to October 31, 2023. On that date, the Credit Facility expired with no outstanding borrowings. The Company is evaluating alternative options or further renewal of the Credit Facility.
The interest rate for borrowings under the Credit Facility, as amended, was equal to (i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time (the “Prime Rate”) and five and one quarter percent (5.25%), plus (ii) half of one percent (0.50%), per annum.
The Credit Facility had a borrowing base subject to an amount equal to eighty percent (80.00%) of the Company’s trailing three months of subscription revenue and an amount equal to (80.00%) of certain of the Company’s customer accounts receivable when a collateral audit is performed and sixty percent (60.00%) when no such collateral audit is performed. Western Alliance had first perfected security in substantially all of the Company’s assets, including its rights to its intellectual property.
As of September 30, 2023 and March 31, 2023, there were no outstanding borrowings under the Credit Facility.

5.    STOCKHOLDERS’ EQUITY
On August 17, 2023, the Company announced that its Board of Directors has authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $7.5 million of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The Company’s stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash.
During the three and six months ended September 30, 2023, the Company purchased 2,767,684 shares of its common stock under the program in open market transactions for $4.1 million at an average price of $1.49. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. As of September 30, 2023, $3.4 million of the authorization remained available for future share repurchases.
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
Beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan shall increase by a number, determined by the Company’s Board of Directors (the “Board”) on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2023, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 8,876,143 shares. As of September 30, 2023, 17,805,142 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no more shares available for grant under the 2011 Plan. Periodically, the Company issues new hire, promotion and other awards under the 2021 Stock Plan and awards may be forfeited resulting in the underlying shares returning to the 2021 Stock Plan.
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

During the three and six months ended September 30, 2023, employees who elected to participate in the ESPP purchased a total of 246,733 shares of common stock at an average price of $1.16, resulting in cash proceeds to the Company of approximately $0.3 million. ESPP employee payroll contributions accrued as of September 30, 2023 were approximately $0.2 million, and are included within accrued and other current liabilities in the condensed consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.
Stock Option Activity
During the six months ended September 30, 2023 the Company granted to its employees equity awards to purchase an aggregate of 1,082,500 shares of common stock with a weighted average exercise price of $1.18 vesting over a four-year period.
Restricted Stock Unit (“RSU”) Activity
During the six months ended September 30, 2023 the Company granted to its employees RSUs for the purchase of 9,579,320 shares of common stock.
In July 2023, the Company approved the Fiscal Year 2024 Management Incentive Program (“2024 Incentive Program”). Under this program, each participant’s award is denominated in shares of common stock and is subject to attainment of BARK’s performance goals as established by the Compensation Committee of the Board for fiscal year 2024. We recorded a stock compensation expense of $0.5 million during the three and six months ended September 30, 2023.
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
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by function for the three and six months ended September 30, 2023 and 2022, which includes expense related to options and RSUs (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative	$3,356	$3,545	$6,266	$7,583
Advertising and marketing	333	307	648	612
Total stock-based compensation expense	$3,689	$3,852	$6,914	$8,195

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
The Company’s finance leases as of September 30, 2023 and March 31, 2023 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets (in thousands):

		As of	As of
Leases	Classification	September 30, 2023	March 31, 2023

Assets
Operating	Operating lease right-of-use assets	$34,772	$36,892
Total operating lease assets		$34,772	$36,892
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$4,831	$5,484
Operating lease liabilities (non-current)	Operating lease liabilities	$46,094	$47,240
Total operating lease liabilities		$50,925	$52,724
For the six months ended September 30, 2023 no assets were acquired in exchange for new operating lease liabilities. For the six months ended September 30, 2022 assets acquired in exchange for new operating lease liabilities was $17.0 million. Lease expense primarily pertains to operating lease cost. Lease expense for operating leases was $1.9 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively. Lease expense for operating leases was $3.9 million and $4.5 million for the six months ended September 30, 2023 and 2022, respectively. These lease expenses were included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Sublease income for the three and six months ended September 30, 2023 and 2022 was immaterial and was recorded within other income (expense), net on the Company’s condensed consolidated statements of operations and comprehensive loss.
Cash flows used in operating activities related to operating leases was approximately $2.1 million for the six months ended September 30, 2023.
8.    COMMITMENTS AND CONTINGENCIES
Litigation
On September 1, 2022, plaintiff Amber Farmer filed a complaint against BarkBox, Inc., in the U.S. District Court for the Central District of California. Farmer v. BarkBox, Inc., No. 2:22-cv-06242 (C.D. Cal.). The plaintiff alleges that BarkBox violates California’s Automatic Renewal Law, Unfair Competition Law, and Consumers Legal Remedies Act by failing to adequately disclose the automatic renewal of BarkBox’s subscription plans. The plaintiff seeks to represent a class containing all consumers who purchased a subscription from BarkBox in California. We filed a Motion to Dismiss and Motion to Compel Arbitration on November 4, 2022, which the court denied on October 6, 2023. On October 9, 2023, we filed a notice of appeal, which appeal remains pending. This case is at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.
On August 23, 2023, a putative shareholder class action styled Vernon v. BARK, Inc., Case No. 2023-0866, was filed in the Delaware Court of Chancery against the Company and certain of its current and former directors.

The complaint asserts a claim for declaratory relief seeking to have the renunciation of the corporate opportunity doctrine in the Company’s certification of incorporation declared invalid. Defendants’ response to the complaint is currently due November 20, 2023. This case is at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.
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
9.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three and six months ended September 30, 2023 and 2022 due to the expected loss before income taxes to be incurred for the fiscal year ending March 31, 2024, and actual loss before income taxes incurred for the fiscal year ended March 31, 2023, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
10.    OTHER INCOME, (EXPENSE)—NET
Other income (expense)—net consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Other income (expense)—net:
Other income	$2	$885	$281	$1,006
Change in fair value of warrants	130	(1,038)	1,434	4,959
	$132	$(153)	$1,715	$5,965
11.    NET LOSS PER SHARE
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(10,337)	$(10,639)	$(22,000)	$(26,047)
Denominator:
Weighted average common shares outstanding—basic and diluted	176,975,883	176,463,723	177,150,161	175,980,473
Net loss per share attributable to common stockholders - basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.15)
For the three and six months ended September 30, 2023 and 2022, the Company excluded the following potential dilutive securities, which include stock options, RSUs, warrants and convertible notes from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three and six months ended September 30, 2023 and 2022.

	As of
	September 30,
	2023	2022
Stock options to purchase common stock	12,750,978	16,030,898
Restricted stock units	14,425,044	8,278,983
Warrants to purchase common stock	13,036,333	13,036,333
2025 Convertible Notes as converted to common stock	8,735,314	8,279,918
The Company’s convertible notes outstanding for the three and six months ended September 30, 2023 could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three and six months ended September 30, 2023, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 4, “Debt,” for additional details.
12.    SEGMENTS
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has two reportable segments: Direct to Consumer and Commerce. The Direct to Consumer segment derives revenue from the sale of toys & accessories and consumables through BarkBox, Super Chewer, and the companies consumables website, bark.co. The Commerce segment today derives revenue primarily from the sale of individual toys through major retailers and online marketplaces. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. There are no internal revenue transactions between the Company’s segments.
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
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Direct to Consumer:
Revenue	$104,312	$117,547	$216,198	$235,944
Cost of revenue	36,633	45,936	78,936	93,084
Gross profit	67,679	71,611	137,262	142,860
Commerce:
Revenue	18,724	26,267	27,428	39,020
Cost of revenue	10,761	17,537	16,012	25,725
Gross profit	7,963	8,730	11,416	13,295
Consolidated:
Revenue	123,036	143,814	243,626	274,964
Cost of revenue	47,394	63,473	94,948	118,809
Gross profit	$75,642	$80,341	$148,678	$156,155

13.    SUBSEQUENT EVENTS
Debt Extinguishment
On November 2, 2023, the Company repurchased $45.0 million of the $83.5 million of outstanding aggregate principal amount of 5.50% Convertible Secured Notes due 2025 (the “2025 Convertible Notes”) from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated notes purchase agreement (the “Agreement”) among the Company and the Holders. See Note 4, “Debt,” for additional details.
Pursuant to the Agreement, on November 2, 2023, the Company repurchased $45.0 million in aggregate principal amount of the 2025 Convertible Notes plus accrued and unpaid interest thereon to, but excluding, the repurchase date, from the Holders for a total cash purchase price of $44.4 million. If a Change of Control (as defined in the Indenture) of the Company occurs at any time after the date of the Agreement and prior to the December 1, 2025 maturity date of the Notes, the Holders are also entitled to receive an additional cash “true-up” payment from the Company, totaling, in the aggregate for all Holders, either (i) $11.3 million in the case that the Company elects to redeem all of the Notes outstanding at the time of such Change of Control or (ii) $4.5 million in the case that the Holders elect to require the Company to repurchase all of the 2025 Convertible Notes outstanding at the time of such Change of Control any other case, in each case, in accordance with the terms and conditions specified in the Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2023 contained in the Annual Report on Form 10-K filed with the SEC on June 1, 2023. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended September 30, 2023 and 2022, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
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

In the past, we have experienced increases in inbound freight costs due to the challenges in the import market, as transpacific ships and trade lanes continue to be overburdened with volume and experience a significant shortage of equipment and capacity due to the COVID-19 pandemic and other macroeconomic challenges affecting the global supply chain. Increases in freight costs and supply chain disruptions may continue and could impact our business, in particular as a result of global conditions that are created or driven by market factors or international events, such as increased inflation and the war in Israel and the Ukraine.
Although we have no operations in or direct exposure to Israel, Russia, Belarus and Ukraine, we may experience limited constraints in availability and increasing costs required to obtain some materials and supplies due, in part, to the negative impact of the war in Israel and the Ukraine on the global economy. To date, our business has not been materially impacted by these conflicts, however, as these conflicts continue or worsen, it may impact our business, financial condition or results of operations.
Macroeconomic events and challenges
Macroeconomic conditions and the related impact on levels of consumer spending impacts our business as purchases of discretionary items tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, concerns of a global banking crisis, political instability due to war or other geopolitical factors and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have led to recession fears and created a challenging environment.
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

	Three Months Ended September 30,		Six Months Ended September 30,

	2023	2022	2023	2022
Total Orders (in thousands)	3,361	3,689	6,921	7,557
Average Order Value	$31.03	$31.87	$31.24	$31.22
Direct to Consumer Gross Profit (in thousands)	$67,679	$71,611	$137,262	$142,860
Direct to Consumer Gross Margin	64.9%	60.9%	63.5%	60.5%
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
Consumables—The majority of our consumables revenue today is derived from the treats and chews that are included in our BarkBox and Super Chewer boxes. Over the past two years, the Company has expanded into new and larger consumables markets such as kibble, toppers, supplements and dental products. To sell these products, the Company recently launched a new consumables website, bark.co, which contains the majority of its consumables portfolio, all of which can be purchased on a recurring, auto-ship, or one-off basis. Revenue related to bark.co is recognized at a point in time, as control is transferred to the customer upon each delivery.
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
Interest Income
Interest income primarily consists income earned on our money market funds and interest-bearing deposit accounts.
Interest Expense
Interest expense primarily consists of interest incurred under our line of credit and convertible promissory notes agreement, and amortization of debt issuance costs.
Other Income (Expense), Net
Other income (expense), net, primarily consists of changes in the fair value of our warrant liabilities.

Results of Operations
We operate in two reportable segments to reflect the way our CODM reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our condensed consolidated financial statements for the three and six months ended September 30, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,			Six Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Loss Data:
Revenue
Direct to Consumer	$104,312	$117,547	(11.3)%	$216,198	$235,944	(8.4)%
Commerce	18,724	26,267	(28.7)%	27,428	39,020	(29.7)%
Total revenue	123,036	143,814	(14.4)%	243,626	274,964	(11.4)%
Cost of revenue
Direct to Consumer	36,633	45,936	(20.3)%	78,936	93,084	(15.2)%
Commerce	10,761	17,537	(38.6)%	16,012	25,725	(37.8)%
Total cost of revenue	47,394	63,473	(25.3)%	94,948	118,809	(20.1)%
Gross profit	75,642	80,341	(5.8)%	148,678	156,155	(4.8)%
Operating expenses:
General and administrative	68,931	74,156	(7.0)%	138,352	153,745	(10.0)%
Advertising and marketing	17,810	15,331	16.2%	35,429	31,694	11.8%
Total operating expenses	86,741	89,487	(3.1)%	173,781	185,439	(6.3)%
Loss from operations	(11,099)	(9,146)	21.4%	(25,103)	(29,284)	(14.3)%
Interest income	1,996	—	N/M	4,133	—	N/M
Interest expense	(1,366)	(1,340)	2.0%	(2,745)	(2,728)	0.7%
Other income, net	132	(153)	N/M	1,715	5,965	N/M
Net Loss before income taxes	(10,337)	(10,639)	(2.8)%	(22,000)	(26,047)	(15.5)%
Provision for income taxes	—	—	0.0%	—	—	0.0%
Net loss and comprehensive loss	$(10,337)	$(10,639)	(2.8)%	$(22,000)	$(26,047)	(15.5)%

N/M means not meaningful.

Comparison of the Three Months Ended September 30, 2023 and September 30, 2022
Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$104,312	$117,547	$(13,235)	(11.3)%
Commerce	18,724	26,267	(7,543)	(28.7)%
Total revenue	$123,036	$143,814	$(20,778)	(14.4)%
Percentage of Revenue
Direct to Consumer	84.8%	81.7%
Commerce	15.2%	18.3%
Direct to Consumer revenue decreased by $13.2 million, or 11.3%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily driven by a 8.9%, or 0.3 million decrease in Total Orders, and a $0.84 or 2.6% decrease in AOV.
Commerce revenue decreased by $7.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily driven by a decrease in sales volume related to inventory reduction initiatives by our retail partners, macroeconomic headwinds applying downward pressure impacting revenue performance, and shift in timing of seasonal product orders.
Gross Profit

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$67,679	$71,611	$(3,932)	(5.5)%
Commerce	7,963	8,730	(767)	(8.8)%
Total gross profit	$75,642	$80,341	$(4,699)	(5.8)%
Percentage of revenue	61.5%	55.9%
Direct to Consumer gross profit decreased by $3.9 million while Commerce gross profit decreased by $0.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue partially offset by lower costs from our suppliers. The decrease in Commerce gross profit is primarily attributable lower volume as discussed above.
Gross profit as a percentage of revenue increased 5.6% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Direct to Consumer gross margin was 64.9%, 400 basis points higher than the same period last year. The increase in Direct to Consumer gross margin is attributable to product cost and inbound freight improvements. Commerce gross margin was 42.5%, 900 basis points higher than the same period last year. The increase in commerce gross margin is primarily attributable to lower promotional costs and product cost improvements.

Operating Expenses
General and Administrative Expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Other general and administrative	$34,473	$35,549	$(1,076)	(3.0)%
Shipping and fulfillment	34,458	38,607	(4,149)	(10.7)%
Total General and administrative	68,931	74,156	$(5,225)	(7.0)%
Percentage of revenue	56.0%	51.6%

Total general and administrative expense decreased by $5.2 million, or 7.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease during the period was primarily due to a decrease in shipping and fulfillment expense of $4.1 million due to lower volumes, a $1.7 million decrease in compensation expense due to lower headcount, and a $2.2 million decrease in consultant fees compared to the prior period. The decrease in general and administrative expense was offset by non-cash impairment charges of $3.0 million relating to previously capitalized software costs and prepaid software licenses in addition to $1.4 million of reduction in force costs.

Advertising and Marketing

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Advertising and marketing	$17,810	$15,331	$2,479	16.2%
Percentage of revenue	14.5%	10.7%
Advertising and marketing expense increased by $2.5 million, or 16.2%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is primarily attributable to increased marketing spend.
Interest Income

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Interest income	$1,996	$—	$1,996	N/M
Percentage of revenue	1.6%	—%
Interest income was $2.0 million for the three months ended September 30, 2023. The Company did not record any interest income during three months ended September 30, 2022. The increase in interest income is due to interest earned on our money market funds and interest-bearing deposit accounts.

Interest Expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Interest expense	$(1,366)	$(1,340)	$(26)	2.0%
Percentage of revenue	(1.1)%	(0.9)%
Interest expense remained relatively flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Interest expense for each period is derived from the Company’s 2025 Convertible Notes.
Other Income (Expense), Net

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Other income (expense), net	$132	$(153)	$285	N/M
Percentage of revenue	0.1%	(0.1)%
N/M means not meaningful.
Other income (expense), net increased by $0.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase in other income, net, was primarily due to an increase of $1.2 million of other income related to the changes in fair value of our warrant liabilities, offset by a decrease in other income due to a $0.8 million related to a state workforce incentive that the Company received in prior period.

Comparison of the Six Months Ended September 30, 2023 and September 30, 2022
Revenue

	Six Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$216,198	$235,944	$(19,746)	(8.4)%
Commerce	27,428	39,020	(11,592)	(29.7)%
Total revenue	$243,626	$274,964	$(31,338)	(11.4)%
Percentage of Revenue
Direct to Consumer	88.7%	85.8%
Commerce	11.3%	14.2%

Direct to Consumer revenue decreased by $19.7 million, or 8.4%, for the six months ended September 30, 2023 compared to the six months ended September 30, 2022. This decrease was primarily driven by the 8.4% or 0.6 million decrease in Total Orders.
Commerce revenue decreased by $11.6 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022. This decrease was primarily driven by a decrease in sales volume related to inventory reduction initiatives by our retail partners, macroeconomic headwinds applying downward pressure impacting revenue performance, and shift in timing of seasonal product orders.
Gross Profit

	Six Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$137,262	$142,860	$(5,598)	(3.9)%
Commerce	11,416	13,295	(1,879)	(14.1)%
Total gross profit	$148,678	$156,155	$(7,477)	(4.8)%
Percentage of revenue	61.0%	56.8%
Direct to Consumer and Commerce gross profit decreased by $5.6 million and $1.9 million, respectively, for the six months ended September 30, 2023 compared to the six months ended September 30, 2022. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue offset by lower costs from our suppliers. The decrease in Commerce gross profit is primarily attributable to the lower volume as discussed above offset by lower costs from our suppliers.
Gross profit as a percentage of revenue increased 420 basis points for the six months ended September 30, 2023 compared to the six months ended September 30, 2022. Direct to Consumer gross margin was 63.5%, 300 basis points higher than the same period last year. The increase in Direct to Consumer gross margin is attributable to product cost improvements. Commerce gross margin was 41.6%, 750 basis points higher than the same period last year. The increase in commerce gross margin is primarily attributable to lower promotional costs and product cost improvements.
Operating Expenses
General and Administrative Expense

	Six Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Other general and administrative	$67,651	$74,037	$(6,386)	(8.6)%
Shipping and fulfillment	$70,701	$79,708	(9,007)	(11.3)%
Total General and administrative	$138,352	$153,745	$(15,393)	(10.0)%
Percentage of revenue	56.8%	55.9%
General and administrative expense decreased by $15.4 million, or 10.0%, for the six months ended September 30, 2023 compared to the six months ended September 30, 2022. This decrease during the period was primarily due to: decreased fulfillment and shipping costs of $9.0 million attributable to lower volumes, decreased compensation expense of $3.8 million due to a decrease in headcount, decreased consulting fees of $2.7 million, decreased donation expense of $1.4 million, and decreased professional and legal expense compared to the prior period. The decrease in general and administrative expense was offset by non-cash impairment charges of $3.0 million relating to previously capitalized software costs and prepaid software licenses in addition to $1.5 million in reduction in force costs.

Advertising and Marketing

	Six Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Advertising and marketing	$35,429	$31,694	$3,735	11.8%
Percentage of revenue	14.5%	11.5%
Advertising and marketing expense increased by $3.7 million, or 11.8%, for the six months ended September 30, 2023 compared to the six months ended September 30, 2022. The increase during the period is attributable to increased marketing spend.
Interest Income

	Six Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Interest income	$4,133	$—	$4,133	N/M
Percentage of revenue	1.7%	—%
Interest income increased by $4.1 million for the six months ended September 30, 2023 compared to the six months September 30, 2022. The increase in interest income is due to interest earned on our money market funds and interest-bearing deposit accounts.
Interest Expense

	Six Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Interest expense	$(2,745)	$(2,728)	$(17)	0.7%
Percentage of revenue	(1.1)%	(1.0)%
Interest expense remained relatively flat for the six months ended September 30, 2023 compared to the six months ended September 30, 2022. Interest expense for each period is derived from the Company’s 2025 Convertible Notes.
Other Income, Net

	Six Months Ended September 30,
	2023	2022	$ Change	% Change
	( in thousands)
Other income, net	$1,715	$5,965	$(4,250)	N/M
Percentage of revenue	0.7%	2.2%
N/M means not meaningful.

Other income, net decreased by $4.3 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022. The decrease in other income, net, was primarily due to a decrease of $3.5 million of other income related to the changes in fair value of our warrant liabilities, and a decrease of $0.8 million related to a state workforce incentive that the Company received in prior period.
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
We calculate Adjusted Net Loss as net income loss, adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax (income), (4) non-cash impairment of previously capitalized software and prepaid software licenses, (5) restructuring charges related to reduction in force payment (5) duplicate headquarters rent expense, and (6) other items (as defined below).
We calculate Adjusted Net Loss Margin by dividing Adjusted Net Loss for the period by Revenue for the period.
We calculate Adjusted Net Loss Per Common Share by dividing Adjusted Net Loss for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.
We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest income, (2) interest expense (3) depreciation and amortization, (4) stock-based compensation expense, (5) change in fair value of warrants and derivatives, (6) sales and use tax income, (7) non-cash impairment of previously capitalized software, (8) restructuring charges related to reduction in force payment, (9) duplicate headquarters rent expense, and (10) other items (as defined below).
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
The following table presents a reconciliation of Adjusted Net Loss to Net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net Loss

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net loss	$(10,337)	$(10,639)	$(22,000)	$(26,047)
Stock-based compensation expense	3,689	3,852	6,914	8,195
Change in fair value of warrants and derivatives	(130)	1,038	(1,434)	(4,959)
Sales and use tax income (1)	(68)	(148)	(137)	(231)
Impairment of assets	2,970	—	2,970	—
Restructuring	1,442	—	1,543	—
Duplicate headquarters rent	21	603	46	1,206
Other items (2)	973	(56)	1,117	49
Adjusted net income (loss)	$(1,440)	$(5,350)	$(10,981)	$(21,787)
Net income (loss) margin	(8.40)%	(7.40)%	(9.03)%	(9.47)%
Adjusted net loss margin	(1.17)%	(3.72)%	(4.51)%	(7.92)%

Adjusted net loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.06)	$(0.12)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	176,975,883	176,463,723	177,150,161	175,980,473
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - diluted	176,975,883	176,463,723	177,150,161	175,980,473

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA Margin for the periods presented:
Adjusted EBITDA

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(10,337)	$(10,639)	$(22,000)	$(26,047)
Interest income	(1,996)	—	(4,133)	—
Interest expense	1,366	1,340	2,745	2,728
Depreciation and amortization expense	3,074	2,000	5,941	4,017
Stock-based compensation expense	3,689	3,852	6,914	8,195
Change in fair value of warrants and derivatives	(130)	1,038	(1,434)	(4,959)
Sales and use tax income (1)	(68)	(148)	(137)	(231)
Impairment of assets	2,970	—	2,970	—
Restructuring	1,442	—	1,543	—
Duplicate headquarters rent	21	603	46	1,206
Other items (2)	973	(56)	1,117	49
Adjusted EBITDA	$1,004	$(2,010)	$(6,428)	$(15,042)
Net loss margin	(8.40)%	(7.40)%	(9.03)%	(9.47)%
Adjusted EBITDA margin	0.82%	(1.40)%	(2.64)%	(5.47)%
I

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
(2)    For the three months ended September 30, 2023, other items is primarily comprised of the expense related to non-recurring retention payments to management of $0.4 million, warehouse consolidation costs of $0.2 million and executive transition costs including recruiting costs of $0.4 million. For the three months ended September 30,2022, other items is comprised of executive transition costs including recruiting costs of $(0.1) million. For the six months ended September 30, 2023, other items is primarily comprised of the expense related to non-recurring retention payments to management of $0.6 million, warehouse consolidation costs of $0.2 million and executive transition costs including recruiting costs of $0.4 million. For the six months ended September 30, 2022, other items is primarily comprised of executive transition costs including recruiting costs of less than $0.1 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Free Cash Flow

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Free cash flow reconciliation:
Net cash provided by (used in) operating activities	$2,825	$(2,138)	$(7,916)	$(19,563)
Capital expenditures	(1,961)	(9,373)	(4,933)	(14,108)
Free cash flow	$864	$(11,511)	$(12,849)	$(33,671)

Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of September 30, 2023, we had cash and cash equivalents of approximately $160.5 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of September 30, 2023. Therefore, the Company did not record a derivative liability related to these features as of September 30, 2023. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
As of September 30, 2023 and March 31, 2023, the Company had $83.5 million of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.

Western Alliance Bank—Line of Credit and Term Loan
In October 2017, the Company entered into a loan and security agreement (as subsequently amended, the “Western Alliance Agreement”) and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provided for a secured revolving line of credit (the “Credit Facility”) in an aggregate principal amount of up to $35.0 million with a maturity date of October 12, 2020, which was extended several times among other amendments. On October 10, 2023, the Company and Western

Alliance entered into the seventeenth loan and security modification agreement, which extended the Credit Facility maturity date to October 31, 2023. On that date, the Credit Facility expired with no outstanding borrowings. The Company is evaluating alternative options or further renewal of the Credit Facility.
The interest rate for borrowings under the Credit Facility, as amended, was equal to (i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time (the “Prime Rate”) and five and one quarter percent (5.25%), plus (ii) half of one percent (0.50%), per annum.
The Credit Facility had a borrowing base subject to an amount equal to eighty percent (80.00%) of the Company’s trailing three months of subscription revenue and an amount equal to (80.00%) of certain of the Company’s customer accounts receivable when a collateral audit is performed and sixty percent (60.00%) when no such collateral audit is performed. Western Alliance had first perfected security in substantially all of the Company’s assets, including its rights to its intellectual property.
As of September 30, 2023 and March 31, 2023, there were no outstanding borrowings under the Credit Facility.
Cash Flows
Comparison of the Six Months Ended September 30, 2023 and 2022.
The following table summarizes our cash flows for the six months ended September 30, 2023 and 2022:

	Six Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(7,916)	$(19,563)
Net cash used in investing activities	(4,933)	(14,108)
Net cash provided by (used in) financing activities	(4,665)	586
Effect of exchange rate changes on cash	55	2
Net increase (decrease) in cash and restricted cash	$(17,459)	$(33,083)
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
For the six months ended September 30, 2023, net cash used in operating activities was $7.9 million. The $7.9 million of net cash used in operating activities consisted of net loss of $22.0 million adjusted for non-cash charges totaling $17.9 million and a net increase of $3.8 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $1.4 million for changes in fair value of warrants, $6.9 million for stock based compensation, impairment of $3.0 million and $5.9 million for depreciation and amortization. The decrease in our net operating assets and liabilities was primarily driven by a reduction accounts payable of $6.4 million related to lower inventory purchases and lower general and administrative expense offset by a reduction of inventory of $14.1 million.
For the six months ended September 30, 2022, net cash used in operating activities was $19.6 million. The $19.6 million of net cash used in operating activities consisted of net loss of $26.0 million adjusted for non-cash charges totaling $10.7 million and a net decrease of $4.2 million in our net operating assets and liabilities. The non-

cash charges primarily consisted of $5.0 million for changes in fair value of warrants, $8.2 million for stock based compensation, and $4.0 million for depreciation and amortization. The decrease in our net operating assets and liabilities was driven by the changes in inventory of $7.6 million to support demand, accounts payable and accrued expenses of $14.4 million related to increased expenditures to support general business growth, as well as the timing of payments, other liabilities of $0.2 million, and prepaid expenses and other current assets of $0.5 million. The decrease in our net operating assets and liabilities was partially offset by the change in deferred revenue of $(2.7) million, and accounts receivable of $8.1 million.
Cash flows used in Investing Activities
For the six months ended September 30, 2023 and 2022, net cash used in investing activities was $4.9 million and $14.1 million, respectively, primarily due to capital expenditures.
Cash flows provided by Financing Activities
For the six months ended September 30, 2023, net cash used in financing activities was $4.7 million, primarily due to payments to repurchase common stock of $4.1 million, offset by proceeds from the issuance of common stock under the ESPP plan.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $160.5 million as September 30, 2023. As of September 30, 2023, the Company held $92.0 million in money market accounts. The Company does not have any other investments. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of September 30, 2023 there are no outstanding borrowings under the Credit Facility. On October 31, 2023, the Credit Facility expired with no outstanding borrowings. The Company is evaluating alternative options or further renewal of the Credit Facility.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. Nonetheless, if our costs or if consumer discretionary spending were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or demand for our products could decrease.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 1, 2022, plaintiff Amber Farmer filed a complaint against BarkBox, Inc., in the U.S. District Court for the Central District of California. Farmer v. BarkBox, Inc., No. 2:22-cv-06242 (C.D. Cal.). The plaintiff alleges that BarkBox violates California’s Automatic Renewal Law, Unfair Competition Law, and Consumers Legal Remedies Act by failing to adequately disclose the automatic renewal of BarkBox’s subscription plans. The plaintiff seeks to represent a class containing all consumers who purchased a subscription from BarkBox in California. We filed a Motion to Dismiss and Motion to Compel Arbitration on November 4, 2022, which the court denied on October 6, 2023. On October 9, 2023, we filed a notice of appeal, which appeal remains pending. This case is at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.
On August 23, 2023, a putative shareholder class action styled Vernon v. BARK, Inc., Case No. 2023-0866, was filed in the Delaware Court of Chancery against the Company and certain of its current and former directors. The complaint asserts a claim for declaratory relief seeking to have the renunciation of the corporate opportunity doctrine in the Company’s certification of incorporation declared invalid. Defendants’ response to the complaint is currently due November 20, 2023. This case is at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.
In addition, we are from time to time subject to, and are presently involved in, litigation and other legal proceedings in the ordinary course of business. While it is not possible to determine the outcome of any legal proceedings brought against us, we believe that, except for the matters described above, there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results. Our views and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.
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
Our past operating performance may not be indicative of our future operating performance, which will depend on our ability to leverage our competitive strengths and execute on our strategy. Our competitive strengths include: our proprietary product and customer data; strong customer relationships; vertically integrated design, development and manufacturing of our products; and omnichannel approach including both direct to consumer and retail sales. Our strategy is to expand into new product categories, in particular the consumables category; create a unified customer experience; and focus on the path to profitability. Our ability to leverage our competitive strengths and execute on our strategy is subject to numerous challenges and uncertainties including, but not limited to, the following:

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
•impacts related to the COVID-19 pandemic; and
•changes in the macro-economic environment, such as inflation, increasing interest rates, instability in the banking system or financial markets, changes in the labor markets, and political, economic and social instability, such as war in Israel and the Ukraine, in particular as such changes impact consumer discretionary spending.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the period covered by this report, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).
Repurchase of $45.0 Million of 2025 Convertible Notes
On November 2, 2023, the Company repurchased $45.0 million of the $83.5 million of outstanding aggregate principal amount of 5.50% Convertible Secured Notes due 2025 (the “2025 Convertible Notes”) from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated notes purchase agreement (the “Agreement”) among the Company and the Holders. See Note 4, “Debt,” for additional details.
Pursuant to the Agreement, on November 2, 2023, the Company repurchased $45.0 million in aggregate principal amount of the 2025 Convertible Notes plus accrued and unpaid interest thereon to, but excluding, the repurchase date, from the Holders for a total cash purchase price of $44.4 million. If a Change of Control (as defined in the Indenture) of the Company occurs at any time after the date of the Agreement and prior to the December 1, 2025 maturity date of the Notes, the Holders are also entitled to receive an additional cash “true-up” payment from the Company, totaling, in the aggregate for all Holders, either (i) $11.3 million in the case that the Company elects to redeem all of the Notes outstanding at the time of such Change of Control or (ii) $4.5 million in the case that the Holders elect to require the Company to repurchase all of the 2025 Convertible Notes outstanding at the time of such Change of Control any other case, in each case, in accordance with the terms and conditions specified in the Agreement.
The foregoing description of the Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the executed Agreement, a copy of which is filed with this Form 10-Q as Exhibit 10.1 and the terms of which are incorporated herein by reference.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
No.	Description of Exhibit	Filed or Furnished Herewith	Form	File No.	Date Filed
10.1
Notes Purchase Agreement dated November 2, 2023 by and among Magnetar Financial LLC, Magnetar Constellation Master Fund, LTD, Magnetar Constellation Fund II, LTD, Magnetar Structured Credit Fund, LP, Magnetar Xing He Master Fund LTD, Magnetar Longhorn Fund LP, Purpose Alternative Credit Fund-F LLC, Purpose Alternative Credit Fund-T LLC, Magnetar Lake Credit Fund LLC.
X
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

BARK, Inc.

November 08, 2023	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

November 08, 2023	/s/ Zahir Ibrahim
Zahir Ibrahim
Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

November 08, 2023	/s/ Brian Dostie
Brian Dostie
Vice President of Accounting, Controller
(Principal Accounting Officer)