Form 10-Q
period 2023-12-31
Bark, Inc.
filed 2024-02-07
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 5, 2024, there were 177,178,873 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,284	$177,911
Accounts receivable—net	6,458	6,554
Prepaid expenses and other current assets	4,430	3,552
Inventory	98,471	124,336
Total current assets	240,643	312,353
PROPERTY AND EQUIPMENT—NET	27,214	39,851
INTANGIBLE ASSETS—NET	11,786	4,090
OPERATING LEASE RIGHT-OF-USE ASSETS	33,772	36,892
OTHER NONCURRENT ASSETS	7,215	7,234
TOTAL ASSETS	$320,630	$400,420
LIABILITIES, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,586	$34,370
Operating lease liabilities, current	4,425	5,484
Accrued and other current liabilities	31,951	31,975
Deferred revenue	29,018	27,772
Total current liabilities	90,980	99,601
LONG-TERM DEBT	39,826	81,221
OPERATING LEASE LIABILITIES	44,778	47,240
OTHER LONG-TERM LIABILITIES	700	1,821
Total liabilities	176,284	229,883
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 179,786,374 and 177,647,754 shares issued	1	1
Treasury stock, at cost, 2,767,684 and 0 shares, respectively	(4,120)	—
Additional paid-in capital	490,421	480,370
Accumulated deficit	(341,956)	(309,834)
Total stockholders’ equity	144,346	170,537
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$320,630	$400,420
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
REVENUE	$125,075	$134,334	$368,700	$409,298
COST OF REVENUE	47,831	54,144	142,779	172,952
Gross profit	77,244	80,190	225,921	236,346
OPERATING EXPENSES:
General and administrative	66,119	80,192	204,467	233,937
Advertising and marketing	25,094	21,747	60,523	53,441
Total operating expenses	91,213	101,939	264,990	287,378
LOSS FROM OPERATIONS	(13,969)	(21,749)	(39,069)	(51,032)
INTEREST INCOME	1,718	78	5,851	78
INTEREST EXPENSE	(902)	(1,344)	(3,648)	(4,073)
OTHER INCOME—NET	3,045	1,745	4,758	7,710
NET LOSS BEFORE INCOME TAXES	(10,108)	(21,270)	(32,108)	(47,317)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(10,108)	$(21,270)	$(32,108)	$(47,317)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.06)	$(0.12)	$(0.18)	$(0.27)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	175,540,096	177,672,036	176,611,729	176,546,378

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended December 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - September 30, 2023	179,190,106	$1	(2,767,684)	$(4,120)	$486,845	$(331,779)	$150,947
Net loss	—	—	—	—	—	(10,108)	(10,108)
Issuance for stock options exercised	10,490	—	—	—	11	—	11
Issuance for common stock vested	433,355	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	298,400	—	—	—	203	—	203
Common stock withheld for tax upon release	(145,977)	—	—	—	(192)	—	(192)
Excise tax from stock repurchases	—	—	—	—	(42)		(42)
Stock-based compensation	—	—	—	—	3,596	—	3,596
Cumulative translation adjustment	—	—	—	—	—	(69)	(69)
Balance - December 31, 2023	179,786,374	$1	(2,767,684)	$(4,120)	$490,421	$(341,956)	$144,346

Nine months ended December 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2023	177,647,754	$1	—	$—	$480,370	$(309,834)	$170,537
Net loss	—	—	—	—	—	(32,108)	(32,108)
Issuance for stock options exercised	109,378	—	—	—	105	—	105
Common stock issued upon vesting of restricted stock units	2,198,388	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	545,133	—	—	—	489	—	489
Common stock withheld for tax upon release	(714,279)	—	—	—	(1,011)	—	(1,011)
Repurchase of common stock	—	—	(2,767,684)	(4,120)	—	—	(4,120)
Excise tax from stock repurchases	—	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	10,510	—	10,510
Cumulative translation adjustment	—	—	—	—	—	(14)	(14)
Balance - December 31, 2023	179,786,374	$1	(2,767,684)	$(4,120)	$490,421	$(341,956)	$144,346

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - September 30, 2022	177,101,991	$1	$474,404	$(274,298)	$200,107
Net loss	—	—	—	(21,270)	(21,270)
Issuance for stock options exercised	86,455	—	84	—	84
Issuance for common stock vested	491,221	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	109,186	—	145	—	145
Common stock withheld for tax upon release	(152,127)	—	(649)	—	(649)
Stock-based compensation	—	—	3,681	—	3,681
Cumulative translation adjustment	—	—	—	(20)	(20)
Balance - December 31, 2022	177,636,726	$1	$477,665	$(295,588)	$182,078

Nine months ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2022	175,290,143	$1	$465,313	$(248,253)	$217,061
Net loss	—	—	—	(47,317)	(47,317)
Issuance for stock options exercised	1,551,831	—	980	—	980
Issuance for common stock vested	991,315	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	109,186	—	145	—	145
Common stock withheld for tax upon release	(305,749)	—	(649)	—	(649)
Stock-based compensation	—	—	11,876	—	11,876
Cumulative translation adjustment	—	—	—	(18)	(18)
Balance- December 31, 2022	177,636,726	$1	$477,665	$(295,588)	$182,078
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,108)	$(47,317)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	8,899	6,508
Impairment of assets	3,079	1,661
Amortization of right-of-use assets	3,120	3,754
Loss on disposal of assets	72	—
Amortization of deferred financing fees and debt discount	478	494
Bad debt expense	34	803
Stock-based compensation expense	10,510	11,876
Provision for inventory obsolescence reserve	888	(2,486)
Gain on extinguishment of debt	(1,828)	—
Change in fair value of warrant liabilities and derivatives	(2,216)	(6,523)
Paid in kind interest on convertible notes	2,119	4,354
Changes in operating assets and liabilities:
Accounts receivable	63	4,365
Inventory	24,975	10,333
Prepaid expenses and other current assets	(1,123)	(222)
Other noncurrent assets	—	155
Accounts payable and accrued expenses	(4,894)	(5,339)
Deferred revenue	1,247	1,367
Proceeds from tenant improvement allowances	—	6,177
Operating lease liabilities	(3,522)	(2,307)
Other liabilities	(2,687)	(2,139)
Net cash provided by (used in) operating activities	7,106	(14,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,699)	(18,854)
Net cash used in investing activities	(6,699)	(18,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease obligations	(161)	(2,326)
Proceeds from the exercise of stock options	105	980
Proceeds from issuance of common stock under ESPP	489	145
Tax payments related to the issuance of common stock	(1,011)	(649)
Excise tax from stock repurchases	(42)	—
Payments to repurchase common stock	(4,120)	—
Payments of long-term debt	(42,300)	—
Net cash used in financing activities	(47,040)	(1,850)

Effect of exchange rate changes on cash	(14)	(18)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(46,647)	(35,208)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	183,068	201,679
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$136,421	$166,471

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	131,284	164,181
Restricted cash - Other noncurrent assets	5,137	2,290
Total cash, cash equivalents and restricted cash	$136,421	$166,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$38	$342
Cash paid for interest	$2,237	$275
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Establishment of operating lease	$—	$24,576
Lease modification and termination	$—	$3,532
See notes to condensed consolidated financial statements

BARK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
BARK, Inc., is an omnichannel brand serving dogs across two categories, toys and accessories, and consumables. The Company is located and headquartered in New York, New York.
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2024, or any other period.
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
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At December 31, 2023 and March 31, 2023, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$44,744	$—	$—	$44,744
	$44,744	$—	$—	$44,744

Liabilities
Public warrant liability(2)	$594	$—	$—	$594
Private warrant liability(2)	—	319	—	319
	$594	$319	$—	$913

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$155	$—	$—	$155
	$155	$—	$—	$155
Liabilities
Public warrant liability(2)	$2,035	$—	$—	$2,035
Private warrant liability(2)	—	1,094	—	1,094
	$2,035	$1,094	$—	$3,129
______________
(1)As of December 31, 2023 and March 31, 2023, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market account is included in cash and cash equivalents.
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
The Company evaluated its warrants under Accounting Standards Codification (“ASC”) ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the warrants have been recorded as current liabilities on the balance sheet at fair value upon issuance, with subsequent changes in their respective fair values recognized in other income, net on the condensed consolidated statements of operations and comprehensive loss at each reporting date. See further disclosure on the change in fair value of Public and Private Warrant liabilities within Note 10, “Other Income - Net.”
Restricted Cash—The Company has restricted cash to secure a letter of credit for four of its leases, restricted cash is expected to be maintained as a security deposit for the duration of each respective lease. As of December 31, 2023 and March 31, 2023, the Company has classified $5.1 million and $5.2 million, respectively, within other noncurrent assets, as restricted cash.

Concentration of Credit Risk and Major Customers and Suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with two financial institutions.
The Company’s accounts receivable are derived from sales contracts with large retail customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Accounts receivable, net was $6.5 million, $6.6 million, and $9.8 million as of December 31, 2023, March 31, 2023, and March 31, 2022, respectively.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three and nine months ended December 31, 2023 and 2022, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 51% and 58% of gross accounts receivable as of December 31, 2023 and March 31, 2023, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 11.3% and 13.0% of total revenue for the nine months ended December 31, 2023, and 2022, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended December 31, 2023 and 2022, the Company had two suppliers that accounted for 25% of total finished goods purchased and two suppliers that accounted for 30% of total finished goods purchased, respectively. During the nine months ended December 31, 2023 and 2022, the Company had two suppliers that accounted for 32% of total finished goods purchased and two suppliers that accounted for 30% of total finished goods purchased, respectively. The Company had two suppliers that accounted for 29% and 41% of the accounts payable balance as of December 31, 2023 and March 31, 2023, respectively.
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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three and nine months ended December 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue
Direct to Consumer:
Toys & Accessories(1)	$71,183	$78,383	$210,433	$232,396
Consumables(1)	39,720	41,692	116,666	123,622
Total Direct to Consumer	$110,903	$120,075	$327,099	$356,018
Commerce	14,172	14,259	41,601	53,280
Revenue	$125,075	$134,334	$368,700	$409,298

(1) The allocation between Toys & Accessories and Consumables includes estimates and was determined utilizing data on stand-alone selling prices that the Company charges for similar offerings, and also reflects historical pricing practices. The three and nine months ended December 31, 2022 disaggregated revenue information for Direct to Consumer revenue has been reclassified to conform with the current presentation to allocate revenue between Toys & Accessories and Consumables.
Contract Liability
The Company’s contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.
Deferred revenue was $29.0 million ,$27.8 million and $31.5 million as of December 31, 2023, March 31, 2023 and March 31, 2022, respectively.
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
4.    DEBT
As of December 31, 2023 and March 31, 2023, long-term debt consisted of the following (in thousands):

	As of December 31,	As of March 31,
	2023	2023
2025 Convertible Notes	$40,644	$83,525
Less: deferred financing fees and debt discount	(818)	(2,304)
Total long-term debt	$39,826	$81,221

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
The 2025 Convertible Notes are governed by the Indenture. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1st of each year commencing December 1, 2021, compounded annually. The accrued interest of $2.1 million and $4.4 million was paid-in-kind through an increase of the outstanding principal on the 2025 Convertible Notes on December 1, 2023 and 2022, respectively.
If the 2025 Convertible Notes are not converted into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the

Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of December 31, 2023. Therefore, the Company did not record a derivative liability related to these features as of December 31, 2023. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
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
Pursuant to the Agreement, the Company repurchased $45.0 million in aggregate principal amount of the 2025 Convertible Notes plus $2.2 million of accrued and unpaid interest thereon to, but excluding the repurchase date, from the Holders for a total cash purchase price of $44.4 million. In addition, $1.0 million of unamortized deferred financing fees were derecognized from the Company’s balance sheet on the date of extinguishment. The accelerated deferred financing fees were recognized as a component of gain on extinguishment of debt. The Company recognized a gain on debt extinguishment of $1.8 million in connection with the repurchase. If a Change of Control (as defined in the Indenture) of the Company occurs at any time after the date of the Agreement and prior to the December 1, 2025 maturity date of the Notes, the Holders are also entitled to receive an additional cash “true-up” payment from the Company, totaling, in the aggregate for all Holders, either (i) $11.3 million in the case that the Company elects to redeem all of the Notes outstanding at the time of such Change of Control or (ii) $4.5 million in the case that the Holders elect to require the Company to repurchase all of the 2025 Convertible Notes outstanding at the time of such Change of Control any other case, in each case, in accordance with the terms and conditions specified in the Agreement.
As of December 31, 2023 and March 31, 2023, the Company had $40.6 million and $83.5 million, respectively, of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.

Western Alliance Bank—Revolving Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in December 2023. After giving effect to this most recent amendment, the maturity date of the Credit Facility is December 13, 2024. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets.
The interest rate for borrowings under the Credit Facility is equal to (a)(i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time and (ii) five and one quarter percent (5.25%) per annum, plus (b) half of one percent (0.50%), per annum.
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
The Credit Facility requires the Company to comply with certain financial and performance covenants, including, among other things, minimum cash deposits with Western Alliance. The Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, making payments in respect of subordinated debt or our 2025 Convertible Notes, incurring indebtedness, making loans and investments, incurring liens, or entering into mergers, asset sales and transactions with affiliates.
As of December 31, 2023 and March 31, 2023, there were no outstanding borrowings under the Credit Facility.

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
During the nine months ended December 31, 2023, the Company purchased 2,767,684 shares of its common stock under the program in open market transactions for $4.1 million at an average price of $1.49. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. As of December 31, 2023, $3.4 million of the shares authorized for issuance under the stock repurchase program remained available for future share repurchases.
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
Beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan shall increase by a number, determined by the Company’s Board of Directors (the “Board”) on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2023, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 8,876,143 shares. As of December 31, 2023, 17,601,830 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no more shares available for grant under the 2011 Plan. Periodically, the Company issues new hire, promotion and other awards under the 2021 Stock Plan and awards may be forfeited resulting in the underlying shares returning to the 2021 Stock Plan.
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
During the nine months ended December 31, 2023 and 2022, employees who elected to participate in the ESPP purchased a total of 545,133 and 109,186 shares of common stock, respectively, at an average price of $0.90 and $1.32, respectively. ESPP employee payroll contributions accrued as of December 31, 2023 were approximately $0.1 million, and are included within accrued and other current liabilities in the condensed consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.
Stock Option Activity
During the nine months ended December 31, 2023 and 2022, the Company granted to its employees equity awards to purchase an aggregate of 1,120,000 and 1,575,074 shares of common stock, respectively, with a weighted average exercise price of $1.17 and $2.94, respectively, vesting over a four-year period.
Restricted Stock Unit (“RSU”) Activity
During the nine months ended December 31, 2023 and 2022, the Company granted to its employees RSUs for the purchase of 10,286,820 and 7,428,120 shares of common stock, respectively.
In July 2023, the Company approved the Fiscal Year 2024 Management Incentive Program (“2024 Incentive Program”). Under this program, each participant’s award is denominated in shares of common stock and is subject to attainment of BARK’s performance goals as established by the Compensation Committee of the Board for fiscal year 2024. We recorded a stock compensation expense of $0.2 and $0.7 million during the three and nine months ended December 31, 2023, respectively.
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
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by expense caption and by type of award for the three and nine months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Stock-based compensation expense by expense caption
General and administrative	$3,255	$3,354	$9,520	$10,937
Advertising and marketing	341	327	990	939
Total stock-based compensation expense	$3,596	$3,681	$10,510	$11,876

Stock-based compensation expense by type of award
RSUs	$2,379	$2,158	$6,395	$7,045
Stock options	868	1,379	2,965	4,442
Management Incentive Program	231	—	678	—
Market-based award	55	105	261	300
ESPP	63	39	211	89
	$3,596	$3,681	$10,510	$11,876

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
The Company’s finance leases as of December 31, 2023 and March 31, 2023 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets (in thousands):

		As of	As of
Leases	Classification	December 31, 2023	March 31, 2023

Assets
Operating	Operating lease right-of-use assets	$33,772	$36,892
Total operating lease assets		$33,772	$36,892
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$4,425	$5,484
Operating lease liabilities (non-current)	Operating lease liabilities	$44,778	$47,240
Total operating lease liabilities		$49,203	$52,724
For the nine months ended December 31, 2023 no assets were acquired in exchange for new operating lease liabilities. For the nine months ended December 31, 2022 assets acquired in exchange for new operating lease liabilities was $17.0 million. Lease expense primarily pertains to operating lease cost. Lease expense for operating leases was $1.9 million and $2.2 million for the three months ended December 31, 2023 and 2022, respectively. Lease expense for operating leases was $5.8 million and $6.7 million for the nine months ended December 31, 2023 and 2022, respectively. These lease expenses were included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Sublease income for the three and nine months ended December 31, 2023 and 2022 was immaterial and was recorded within other income, net on the Company’s condensed consolidated statements of operations and comprehensive loss.
Cash flows used in operating activities related to operating leases was approximately $3.1 million for the nine months ended December 31, 2023.
8.    COMMITMENTS AND CONTINGENCIES
Litigation
On September 1, 2022, plaintiff Amber Farmer filed a putative class action complaint against BarkBox, Inc., in the U.S. District Court for the Central District of California. Farmer v. BarkBox, Inc., No. 2:22-cv-06242 (C.D. Cal.). The plaintiff alleges that BarkBox violates California’s Automatic Renewal Law, Unfair Competition Law, and Consumers Legal Remedies Act by failing to adequately disclose the automatic renewal of BarkBox’s subscription plans. We filed a Motion to Dismiss and Motion to Compel Arbitration on November 4, 2022, which the court denied on October 6, 2023. On October 9, 2023, we filed a notice of appeal. On January 2, 2024, plaintiff filed a notice of voluntary dismissal with prejudice. On February 6, 2024, the court struck the dismissal and ordered an amended request for dismissal to be filed by February 16, 2024.
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
9.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three and nine months ended December 31, 2023 and 2022 due to the expected loss before income taxes to be incurred for the fiscal year ending March 31, 2024, and actual loss before income taxes incurred for the fiscal year ended March 31, 2023, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

10.    OTHER INCOME—NET
Other income—net consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Other income—net:
Other income	$435	$181	$714	$1,187
Change in fair value of warrants	782	1,564	2,216	6,523
Gain on extinguishment of debt	1,828	—	1,828	—
	$3,045	$1,745	$4,758	$7,710
11.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(10,108)	$(21,270)	$(32,108)	$(47,317)
Denominator:
Weighted average common shares outstanding—basic and diluted	175,540,096	177,672,036	176,611,729	176,546,378
Net loss per share attributable to common stockholders - basic and diluted	$(0.06)	$(0.12)	$(0.18)	$(0.27)
For the three and nine months ended December 31, 2023 and 2022, the Company excluded the following potential dilutive securities, which include stock options, RSUs, warrants and convertible notes from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three and nine months ended December 31, 2023 and 2022.

	As of
	December 31,
	2023	2022
Stock options to purchase common stock	12,545,294	16,068,852
Restricted stock units	14,248,262	8,615,450
Warrants to purchase common stock	13,036,333	13,036,333
2025 Convertible Notes as converted to common stock	4,083,040	8,390,774
The Company’s convertible notes outstanding for the three and nine months ended December 31, 2023 could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three and nine months ended December 31, 2023, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 4, “Debt,” for additional details.

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
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Direct to Consumer:
Revenue	$110,903	$120,075	$327,099	$356,018
Cost of revenue	40,102	45,878	119,037	138,961
Gross profit	70,801	74,197	208,062	217,057
Commerce:
Revenue	14,172	14,259	41,601	53,280
Cost of revenue	7,729	8,266	23,742	33,991
Gross profit	6,443	5,993	17,859	19,289
Consolidated:
Revenue	125,075	134,334	368,700	409,298
Cost of revenue	47,831	54,144	142,779	172,952
Gross profit	$77,244	$80,190	$225,921	$236,346

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2023 contained in the Annual Report on Form 10-K filed with the SEC on June 1, 2023. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2023 and 2022, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
Overview
We believe that dogs and humans are better together and we aspire to be the world’s favorite dog brand. We are a team of dog-obsessed people committed to delivering personalization at scale by satisfying each dog’s distinct personality, preferences, and needs with the best products and services. Since our founding in 2011, we have happily served millions of dogs and their people.
We are a vertically integrated, omnichannel brand serving dogs across two key categories: toys & accessories and consumables. All of our products are designed, developed, and branded BARK. We leverage an ever-growing collection of first-party data, customer insights, and machine learning to deliver personalized products and experiences tailored to the needs of each and every dog we serve. Our products are sold direct-to-consumer and through our network of retail partners, which currently spans over 40,000 doors across the U.S.
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
Although we have no operations in or direct exposure to Israel, Palestine, Russia, Belarus, Yemen and Ukraine, we may experience limited constraints in availability and increasing costs required to obtain some materials and supplies due, in part, to the negative impact of the war in Israel and the Ukraine on the global economy. To date, our business has not been materially impacted by these conflicts, however, as these conflicts continue or worsen, it may impact our business, financial condition or results of operations.
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
We cannot predict the duration or magnitude of such impacts. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” and the “Risk Factors” in this Quarterly Report on Form 10-Q.
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

	Three Months Ended December 31,		Nine Months Ended December 31,

	2023	2022	2023	2022
Total Orders (in thousands)	3,504	3,721	10,425	11,278
Average Order Value	$31.65	$32.27	$31.38	$31.57
Direct to Consumer Gross Profit (in thousands)	$70,801	$74,197	$208,062	$217,057
Direct to Consumer Gross Margin	63.8%	61.8%	63.6%	61.0%
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
Treats— Includes treats and chews included in our BarkBox and Super Chewer boxes, as well as the sale of treats on our consumables website. Many of our treats feature monthly themes, similar to our toys. Today, BARK is one of the largest treat brands in the U.S. by revenue, even without any current sales of treats in retail. Recently, the Company secured commitments from two of the nation’s leading retailers to distribute its new treat offering in nearly 2,500 doors nationwide beginning spring 2024.
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
Other Income, Net
Other income, net, primarily consists of changes in the fair value of our warrant liabilities and a gain on extinguishment of debt.

Results of Operations
We operate in two reportable segments to reflect the way our CODM reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our condensed consolidated financial statements for the three and nine months ended December 31, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Loss Data:
Revenue
Direct to Consumer	$110,903	$120,075	(7.6)%	$327,099	$356,018	(8.1)%
Commerce	14,172	14,259	(0.6)%	41,601	53,280	(21.9)%
Total revenue	125,075	134,334	(6.9)%	368,700	409,298	(9.9)%
Cost of revenue
Direct to Consumer	40,102	45,878	(12.6)%	119,037	138,961	(14.3)%
Commerce	7,729	8,266	(6.5)%	23,742	33,991	(30.2)%
Total cost of revenue	47,831	54,144	(11.7)%	142,779	172,952	(17.4)%
Gross profit	77,244	80,190	(3.7)%	225,921	236,346	(4.4)%
Operating expenses:
General and administrative	66,119	80,192	(17.5)%	204,467	233,937	(12.6)%
Advertising and marketing	25,094	21,747	15.4%	60,523	53,441	13.3%
Total operating expenses	91,213	101,939	(10.5)%	264,990	287,378	(7.8)%
Loss from operations	(13,969)	(21,749)	(35.8)%	(39,069)	(51,032)	(23.4)%
Interest income	1,718	78	N/M	5,851	78	N/M
Interest expense	(902)	(1,344)	(32.9)%	(3,648)	(4,073)	(10.4)%
Other income, net	3,045	1,745	74.5%	4,758	7,710	(38.3)%
Net Loss before income taxes	(10,108)	(21,270)	(52.5)%	(32,108)	(47,317)	(32.1)%
Net loss and comprehensive loss	$(10,108)	$(21,270)	(52.5)%	$(32,108)	$(47,317)	(32.1)%

N/M means not meaningful.

Comparison of the Three Months Ended December 31, 2023 and December 31, 2022
Revenue

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$110,903	$120,075	$(9,172)	(7.6)%
Commerce	14,172	14,259	(87)	(0.6)%
Total revenue	$125,075	$134,334	$(9,259)	(6.9)%
Percentage of Revenue
Direct to Consumer	88.7%	89.4%
Commerce	11.3%	10.6%
Direct to Consumer revenue decreased by $9.2 million, or 7.6%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. This decrease was primarily driven by a 5.8%, or 0.2 million decrease in Total Orders, in addition to a $0.62, or 1.9% decrease in AOV.
Commerce revenue was relatively flat for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.
Gross Profit

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$70,801	$74,197	$(3,396)	(4.6)%
Commerce	6,443	5,993	450	7.5%
Total gross profit	$77,244	$80,190	$(2,946)	(3.7)%
Percentage of revenue	61.8%	59.7%
Direct to Consumer gross profit decreased by $3.4 million while Commerce gross profit increased by $0.5 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue partially offset by lower costs from our suppliers. The increase in Commerce gross profit is primarily attributable to inbound freight and product cost improvements.
Gross profit as a percentage of revenue increased 2.1% for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Direct to Consumer gross margin was 63.8%, 200 basis points higher than the same period last year. The increase in Direct to Consumer gross margin is attributable to inbound freight and product cost improvements. Commerce gross margin was 45.5%, 340 basis points higher than the same period last year. The increase in commerce gross margin is primarily attributable to inbound freight and product cost improvements.

Operating Expenses
General and Administrative Expense

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Other general and administrative	$30,632	$38,912	$(8,280)	(21.3)%
Shipping and fulfillment	35,487	41,280	(5,793)	(14.0)%
Total General and administrative	66,119	80,192	$(14,073)	(17.5)%
Percentage of revenue	52.9%	59.7%

Total general and administrative expense decreased by $14.1 million, or 17.5%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. This decrease during the period was primarily due to a decrease in shipping and fulfillment expense of $5.8 million due to lower volumes, a $2.7 million decrease in compensation expense due to lower headcount, a $2.4 million decrease in consulting and legal fees compared to the prior period, and prior period non-cash impairment charges of $1.4 million as a result of relocating our office headquarters.

Advertising and Marketing

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Advertising and marketing	$25,094	$21,747	$3,347	15.4%
Percentage of revenue	20.1%	16.2%
Advertising and marketing expense increased by $3.3 million, or 15.4%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase is primarily attributable to increased marketing spend.
Interest Income

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Interest income	$1,718	$78	$1,640	N/M
Percentage of revenue	1.4%	0.1%
N/M means not meaningful.
Interest income was $1.7 million for the three months ended December 31, 2023. Interest income was less than $0.1 million during three months ended December 31, 2022. The increase in interest income is due to interest earned on our money market funds and interest-bearing deposit accounts.

Interest Expense

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Interest expense	$(902)	$(1,344)	$442	(32.9)%
Percentage of revenue	(0.7)%	(1.0)%
Interest expense decreased by $0.4 million for three months ended December 31, 2023 compared to the three months ended December 31, 2022. Interest expense for each period is derived from the Company’s 2025 Convertible Notes. The decrease is attributable to the partial extinguishment of the 2025 Convertible Notes in early November, decreasing interest expense for the remainder of the quarter.
Other Income, Net

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Other income, net	$3,045	$1,745	$1,300	74.5%
Percentage of revenue	2.4%	1.3%
Other income, net increased by $1.3 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. This increase in other income, net, was primarily due to the gain on extinguishment of debt of $1.8 million, offset by a decrease of $0.8 million of other income related to the changes in fair value of our warrant liabilities.

Comparison of the Nine Months Ended December 31, 2023 and December 31, 2022
Revenue

	Nine Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$327,099	$356,018	$(28,919)	(8.1)%
Commerce	41,601	53,280	(11,679)	(21.9)%
Total revenue	$368,700	$409,298	$(40,598)	(9.9)%
Percentage of Revenue
Direct to Consumer	88.7%	87.0%
Commerce	11.3%	13.0%

Direct to Consumer revenue decreased by $28.9 million, or 8.1%, for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. This decrease was primarily driven by the 7.6% or 0.9 million decrease in Total Orders, in addition to a $0.19 or 0.6% decrease in AOV.

Commerce revenue decreased by $11.7 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. This decrease was primarily driven by a decrease in sales volume related to inventory reduction initiatives by our retail partners, and macroeconomic headwinds applying downward pressure impacting revenue performance.
Gross Profit

	Nine Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$208,062	$217,057	$(8,995)	(4.1)%
Commerce	17,859	19,289	(1,430)	(7.4)%
Total gross profit	$225,921	$236,346	$(10,425)	(4.4)%
Percentage of revenue	61.3%	57.7%
Direct to Consumer and Commerce gross profit decreased by $9.0 million and $1.4 million, respectively, for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The decrease in Commerce gross profit is primarily attributable to the lower volume as discussed above.
Gross profit as a percentage of revenue increased 350 basis points for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Direct to Consumer gross margin was 63.6%, 260 basis points higher than the same period last year. The increase in Direct to Consumer gross margin is attributable to lower inbound freight and product cost improvements. Commerce gross margin was 42.9%, 670 basis points higher than the same period last year. The increase in commerce gross margin is primarily attributable to lower inbound freight and product cost improvements.
Operating Expenses
General and Administrative Expense

	Nine Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Other general and administrative	$98,279	$112,949	$(14,670)	(13.0)%
Shipping and fulfillment	$106,188	$120,988	(14,800)	(12.2)%
Total General and administrative	$204,467	$233,937	$(29,470)	(12.6)%
Percentage of revenue	55.5%	57.2%
General and administrative expense decreased by $29.5 million, or 12.6%, for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. This decrease during the period was primarily due to: decreased shipping and fulfillment costs of $14.8 million attributable to lower volumes, decreased compensation expense of $7.8 million due to a decrease in headcount, decreased consulting and legal fees of $5.0 million, decreased rent and office expenses of $1.6 million, and decreased donation expense of $1.4 million.

Advertising and Marketing

	Nine Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Advertising and marketing	$60,523	$53,441	$7,082	13.3%
Percentage of revenue	16.4%	13.1%
Advertising and marketing expense increased by $7.1 million, or 13.3%, for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. The increase during the period is attributable to increased marketing spend.
Interest Income

	Nine Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Interest income	$5,851	$78	$5,773	N/M
Percentage of revenue	1.6%	—%
N/M means not meaningful.
Interest income increased by $5.8 million for the nine months ended December 31, 2023 compared to the nine months December 31, 2022. The increase in interest income is due to interest earned on our money market funds and interest-bearing deposit accounts.
Interest Expense

	Nine Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Interest expense	$(3,648)	$(4,073)	$425	(10.4)%
Percentage of revenue	(1.0)%	(1.0)%
Interest expense decreased by $0.4 million for the nine months ended December 31, 2023, 2023 compared to the nine months ended December 31, 2022. Interest expense for each period is derived from the Company’s 2025 Convertible Notes. The decrease is attributable to the partial debt extinguishment in early November 2023, decreasing interest expense for the remainder of the quarter.
Other Income, Net

	Nine Months Ended December 31,
	2023	2022	$ Change	% Change
	( in thousands)
Other income, net	$4,758	$7,710	$(2,952)	(38.3)%
Percentage of revenue	1.3%	1.9%

Other income, net decreased by $3.0 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. The decrease in other income, net, was primarily due to a decrease of $4.3 million of other income related to the changes in fair value of our warrant liabilities, offset by the gain on extinguishment of debt for $1.8 million.
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
We calculate Adjusted Net Loss as net loss, adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax income, (4) non-cash impairment of previously capitalized software and prepaid software licenses, (5) restructuring charges related to reduction in force payment (6) duplicate headquarters rent expense, (7) gain on extinguishment of debt, and (8) other items (as defined below).
We calculate Adjusted Net Loss Margin by dividing Adjusted Net Loss for the period by Revenue for the period.
We calculate Adjusted Net Loss Per Common Share by dividing Adjusted Net Loss for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.
We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest income, (2) interest expense, (3) depreciation and amortization, (4) stock-based compensation expense, (5) change in fair value of warrants and derivatives, (6) sales and use tax income, (7) non-cash impairment of previously capitalized software, (8) restructuring charges related to reduction in force payment, (9) duplicate headquarters rent expense, (10) gain on extinguishment of debt, and (11) other items (as defined below).
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
The Non-GAAP Measures are presented for supplemental informational purposes only, have limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of the Non-GAAP Measures include that (1) the measures do not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect these capital expenditures, (3) Adjusted EBITDA and Adjusted EBITDA Margin do not consider the impact of stock-based compensation expense, which is an ongoing expense for our company, (4) Adjusted EBITDA and Adjusted EBITDA Margin do not reflect other non-operating expenses, including interest expense. In addition, our use of the Non-GAAP Measures may not be comparable to similarly titled measures of other companies because they may not calculate the Non-GAAP Measures in the same manner, limiting their usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider the Non-GAAP Measures alongside other financial measures, including our net loss and other results stated in accordance with U.S.

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
The following table presents a reconciliation of Adjusted Net Loss to Net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net Loss

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net loss	$(10,108)	$(21,270)	$(32,108)	$(47,317)
Stock-based compensation expense	3,596	3,681	10,510	11,876
Change in fair value of warrants and derivatives	(782)	(1,564)	(2,216)	(6,523)
Sales and use tax income (1)	(18)	(63)	(155)	(294)
Impairment of assets	109	1,452	3,079	1,452
Restructuring	—	—	1,543	—
Duplicate headquarters rent	24	512	70	1,718
Gain on extinguishment of debt	(1,828)	—	(1,828)	—
Other items (2)	452	470	1,570	520
Adjusted net loss	$(8,555)	$(16,782)	$(19,535)	$(38,568)
Net loss margin	(8.08)%	(15.83)%	(8.71)%	(11.56)%
Adjusted net loss margin	(6.84)%	(12.49)%	(5.30)%	(9.42)%

Adjusted net loss per common share - basic and diluted	$(0.05)	$(0.09)	$(0.11)	$(0.22)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	175,540,096	177,672,036	176,611,729	176,546,378
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - diluted	175,540,096	177,672,036	176,611,729	176,546,378

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA Margin for the periods presented:
Adjusted EBITDA

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(10,108)	$(21,270)	$(32,108)	$(47,317)
Interest income	(1,718)	(78)	(5,851)	(78)
Interest expense	902	1,344	3,648	4,073
Depreciation and amortization expense	2,958	2,700	8,899	6,508
Stock-based compensation expense	3,596	3,681	10,510	11,876
Change in fair value of warrants and derivatives	(782)	(1,564)	(2,216)	(6,523)
Sales and use tax income (1)	(18)	(63)	(155)	(294)
Impairment of assets	109	1,452	3,079	1,452
Restructuring	—	—	1,543	—
Duplicate headquarters rent	24	512	70	1,718
Gain on extinguishment of debt	(1,828)	—	(1,828)	—
Other items (2)	452	470	1,570	520
Adjusted EBITDA	$(6,413)	$(12,816)	$(12,839)	$(28,065)
Net loss margin	(8.08)%	(15.83)%	(8.71)%	(11.56)%
Adjusted EBITDA margin	(5.13)%	(9.54)%	(3.48)%	(6.86)%

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
(2)    For the three months ended December 31, 2023, other items is primarily comprised of the expense related to non-recurring retention payments to management of $0.4 million, and legal settlements of $0.1 million. For the three months ended December 31,2022, other items is comprised of executive transition costs including recruiting costs of $0.5 million. For the nine months ended December 31, 2023, other items is primarily comprised of the expense related to non-recurring retention payments to management of $0.9 million, warehouse consolidation costs of $0.2 million, executive transition costs including recruiting costs of $0.4 million, and legal settlements of $0.1 million. For the nine months ended December 31, 2022, other items is comprised of executive transition costs including recruiting costs of $0.5 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Free Cash Flow

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Free cash flow reconciliation:
Net cash provided by (used in) operating activities	$15,022	$5,077	$7,106	$(14,486)
Capital expenditures	(1,766)	(4,746)	(6,699)	(18,854)
Free cash flow	$13,256	$331	$407	$(33,340)

Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of December 31, 2023, we had cash and cash equivalents of approximately $131.3 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
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
The 2025 Convertible Notes are governed by the Indenture. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1st of each year commencing December 1, 2021, compounded annually. The accrued interest of $2.1 million and $4.4 million was paid-in-kind through an increase of the outstanding principal on the 2025 Convertible Notes on December 1, 2023 and 2022, respectively.
If the 2025 Convertible Notes are not converted into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of December 31, 2023. Therefore, the Company did not record a derivative liability related to these features as of December 31, 2023. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
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
Pursuant to the Agreement, the Company repurchased $45.0 million in aggregate principal amount of the 2025 Convertible Notes plus $2.2 million of accrued and unpaid interest thereon to, but excluding the repurchase date, from the Holders for a total cash purchase price of $44.4 million. In addition, $1.0 million of unamortized deferred financing fees were derecognized from the Company’s balance sheet on the date of extinguishment. The accelerated deferred financing fees were recognized as a component of gain on extinguishment of debt. The Company recognized a gain on debt extinguishment of $1.8 million in connection with the repurchase. If a Change of Control

(as defined in the Indenture) of the Company occurs at any time after the date of the Agreement and prior to the December 1, 2025 maturity date of the Notes, the Holders are also entitled to receive an additional cash “true-up” payment from the Company, totaling, in the aggregate for all Holders, either (i) $11.3 million in the case that the Company elects to redeem all of the Notes outstanding at the time of such Change of Control or (ii) $4.5 million in the case that the Holders elect to require the Company to repurchase all of the 2025 Convertible Notes outstanding at the time of such Change of Control any other case, in each case, in accordance with the terms and conditions specified in the Agreement.
As of December 31, 2023 and March 31, 2023, the Company had $40.6 million and $83.5 million, respectively, of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
Western Alliance Bank—Line of Credit and Term Loan
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in December 2023. After giving effect to this most recent amendment, the maturity date of the Credit Facility is December 13, 2024. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets.
The interest rate for borrowings under the Credit Facility is equal to (a)(i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time and (ii) five and one quarter percent (5.25%) per annum, plus (b) half of one percent (0.50%), per annum.
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
The Credit Facility requires the Company to comply with certain financial and performance covenants, including, among other things, minimum cash deposits with Western Alliance. The Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, making payments in respect of subordinated debt or our 2025 Convertible Notes, incurring indebtedness, making loans and investments, incurring liens, or entering into mergers, asset sales and transactions with affiliates.
As of December 31, 2023 and March 31, 2023, there were no outstanding borrowings under the Credit Facility.
Cash Flows
Comparison of the Nine Months Ended December 31, 2023 and 2022.
The following table summarizes our cash flows for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$7,106	$(14,486)
Net cash used in investing activities	(6,699)	(18,854)
Net cash used in financing activities	(47,040)	(1,850)
Effect of exchange rate changes on cash	(14)	(18)
Net decrease in cash and restricted cash	$(46,647)	$(35,208)
Cash flows provided by (used in) Operating Activities
Net cash flows provided by (used in) operating activities represent the cash receipts and disbursements related to our activities other than investing and financing activities.
Net cash flows provided by (used in) operating activities is derived by adjusting our net loss for:
•non-cash operating items such as depreciation and amortization, stock-based compensation and other non-cash income or expenses; and
•changes in operating assets and liabilities reflect timing differences between the receipt and payment of cash associated with transactions.
For the nine months ended December 31, 2023, net cash provided by operating activities was $7.1 million. The $7.1 million of net cash provided by operating activities consisted of net loss of $32.1 million adjusted for non-cash charges totaling $25.2 million and a net increase of $14.1 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $2.2 million for changes in fair value of warrants, $10.5 million for stock based compensation, impairment of $3.1 million, depreciation and amortization of $8.9 million, and a gain on extinguishment of debt of $1.8 million. The decrease in our net operating assets and liabilities was primarily driven by a reduction of accounts payable of $4.9 million related to lower inventory purchases and lower general and administrative expense offset by a reduction of inventory of $25.0 million.
For the nine months ended December 31, 2022, net cash used in operating activities was $14.5 million. The $14.5 million of net cash used in operating activities consisted of net loss of $47.3 million adjusted for non-cash charges totaling $20.4 million and a net increase of $12.4 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $6.5 million for changes in fair value of warrants, $11.9 million for stock based compensation, and $6.5 million for depreciation and amortization. The increase in our net operating assets and liabilities was driven by a reduction of inventory of $10.3 million, accounts receivables of $4.4 million related to increased collections, and partial receipt of the new office’s tenant improvements allowance of $6.2 million. The increase in our net operating assets and liabilities was partially offset by the change in accounts payable and accrued expenses of $5.3 million, and other liabilities of $2.1 million.
Cash flows used in Investing Activities
For the nine months ended December 31, 2023 and 2022, net cash used in investing activities was $6.7 million and $18.9 million, respectively, primarily due to software development costs and capital expenditures.
Cash flows used in Financing Activities
For the nine months ended December 31, 2023, net cash used in financing activities was $47.0 million, primarily due to the payment on long-term debt of $42.3 million and payments to repurchase common stock of $4.1 million.
For the nine months ended December 31, 2022, net cash used in financing activities was $1.9 million, primarily due to payment of capital leases of $2.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $131.3 million as December 31, 2023. As of December 31, 2023, the Company held $44.7 million in money market accounts. The Company does not have any other investments. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of December 31, 2023 there are no outstanding borrowings under the Credit Facility.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 1, 2022, plaintiff Amber Farmer filed a putative class action complaint against BarkBox, Inc., in the U.S. District Court for the Central District of California. Farmer v. BarkBox, Inc., No. 2:22-cv-06242 (C.D. Cal.). The plaintiff alleges that BarkBox violates California’s Automatic Renewal Law, Unfair Competition Law, and Consumers Legal Remedies Act by failing to adequately disclose the automatic renewal of BarkBox’s subscription plans. We filed a Motion to Dismiss and Motion to Compel Arbitration on November 4, 2022, which the court denied on October 6, 2023. On October 9, 2023, we filed a notice of appeal. On January 2, 2024, plaintiff filed a notice of voluntary dismissal with prejudice. On February 6, 2024, the court struck the dismissal and ordered an amended request for dismissal to be filed by February 16, 2024.
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

BARK, Inc.

February 07, 2024	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

February 07, 2024	/s/ Zahir Ibrahim
Zahir Ibrahim
Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

February 07, 2024	/s/ Brian Dostie
Brian Dostie
Vice President of Accounting, Controller
(Principal Accounting Officer)