Form 10-K
period 2024-03-31
Bark, Inc.
filed 2024-06-03
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
OR ☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39691
BARK, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1872418
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)
120 Broadway, Floor 12	10271
New York, NY
(Address of principal executive offices)	(Zip Code)
(855) 501-2275
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	BARK	New York Stock Exchange
Warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	BARK WS	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $214.7 million.
As of May 29, 2024, there were 175,616,406 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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
We are a vertically integrated, omnichannel brand serving dogs across two key categories: toys & accessories and consumables. All of our products are designed, developed, and branded BARK. We leverage an ever-growing collection of first-party data, customer insights, and machine learning to deliver personalized products and experiences tailored to the needs of each and every dog we serve. Our products are sold Direct-to-Consumer (“DTC”) and through our network of retail partners, which currently spans over 40,000 doors nationwide.
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
Our Industry
Large, growing, and resilient market for pet products:
According to the American Pet Products Association (“APPA”), annual spend on pets in the U.S. was approximately $147 billion in 2023, an increase of over $10 billion, or approximately 7%, compared to 2022.
Dogs are the most popular pet in the U.S.:
According to the 2022-23 APPA Survey, dogs are the most popular pet in the U.S., with more than 65 million households having a dog as a member of their family. We believe we have an opportunity to significantly expand our customer base, both in the U.S. and globally.
An accelerating shift to digital and e-commerce:
E-commerce sales continue to grow faster than the overall retail sales market and are increasingly taking significant share from brick-and-mortar retail. Sales of dog-related products have mirrored this trend as dog owners increasingly shift a greater share of their dog-related purchasing to online options and subscription-based offerings across all categories. According to the market research firm Packaged Facts, an estimated 37% of all pet product sales occurred online in 2023. By 2028, Packaged Facts estimates roughly 44% of all U.S. pet sales will occur online.
Our Segments and Products
We operate two business segments: direct to consumer and commerce. Our DTC business drives the majority of our revenues and represented 89.0% of total revenue in fiscal 2024.
Our commerce business, which reflects the sale of BARK products in retail stores and other e-tailers, significantly broadens our customer reach and raises awareness for the BARK brand. Today, BARK products are sold in over 40,000 retail doors, including Target, Walmart, Kroger, Petco, and PetSmart. This segment represented 11.0% of our total revenue in fiscal 2024. We see a significant opportunity to grow our presence in retail. Today, the majority of our commerce revenue consists of selling our toys in retail. Recently, we began selling our new treat offering in over 2,400 Target and PetSmart doors nationwide. The Company anticipates further expanding its consumables presence in retail in the future.
Our Key Products:

Toys & Accessories (“toys”)—The majority of our revenue in the toys category is derived from BarkBox and Super Chewer, which are subscription products that feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on a one month, six month, or twelve month basis. During the life of their subscription, we offer our customers incremental products via ATB, which allows us to cross-sell customers our full portfolio of products including kibble, treats, toppers, dental, and more. Over the years, we have become increasingly more effective at cross-selling to customers. Total cross sell revenue was $38 million in fiscal 2024.
We also sell toys through our network of retail partners. Today, the commerce segment accounts for 11% of total revenue. This distribution channel allows us to reach new customers and introduce them to the BARK brand.
Our toys & accessories category also includes revenue derived from the sale of other products such as beds, leashes, apparel, and other accessories.
This category generated approximately $284.7 million of revenue in fiscal 2024, down 7% compared to fiscal 2023. The allocation between Toys & Accessories and Consumables includes estimates and was determined utilizing data on stand-alone selling prices that the Company charges for similar offerings, and also reflects historical pricing practices.
Consumables—The majority of our consumables revenue today is derived from the treats and chews that are included in our BarkBox and Super Chewer boxes. Over the past several years, the Company has expanded into new and larger consumables markets such as kibble, toppers, supplements and dental products. The Company sells its consumables products both DTC (through Bark.co) and through its retail footprint.
Treats— Includes treats and chews included in our BarkBox and Super Chewer boxes, as well as the sale of treats on our consumables website. Many of our treats feature monthly themes, similar to our toys. Today, BARK is one of the largest treat brands in the U.S. by revenue. The Company also began selling its treats in over 2,400 doors nationwide this year.
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
Kibble—We sell a variety of kibble, priced to compete with the mass premium category. While our kibble can be purchased on an individual basis, we often recommend meal plans consisting of a mix of kibble, toppers, and/or supplements based on the characteristics and personalities of each dog. For example, because German Shepherds are prone to hip issues, we often recommend hip and joint support supplements with the purchase of their kibble. If that dog is also a picky eater, we will recommend adding one of our toppers. This increases our average order value and margin profile.
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
BARK Air—Announced in April 2024, BARK Air is a first-of-its kind air travel experience tailored to dogs. The Company partnered with a jet charter company to begin offering premium flights for customers and their dogs. Interested parties can book flights at dogsflyfirst.com. Our charter partner is responsible for all aircraft, crew, maintenance, and insurance, allowing BARK to focus on creating a great travel experience for dogs and their people worldwide. We believe this initiative exemplifies the Company’s dog-first approach to curating the best products and services.
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
Omnichannel:
While the majority of our revenues are driven by our DTC business, we derived $54 million, or 11.0% of our revenue from the sale of BARK products in retail stores and other e-tailers in fiscal 2024. The Company currently sells products in over 40,000 retail doors nationwide, including Target, Walmart, Kroger, Petco, and PetSmart. We believe that these partnerships significantly broaden our customer reach and raise awareness for the BARK brand. We believe that this business also serves to introduce first-time customers to BARK who later could become loyal subscribers of our DTC business.
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
Growth across our consumables products:
While we are one of the largest treat companies in the U.S. by revenue today, we have only just begun to tap into the broader consumables opportunity. With the introduction of innovative new products across kibble, toppers, supplements, and dental products, we have significantly increased our addressable market and the number of customers we can serve. In the near-term, one of our biggest opportunities is to grow our consumables presence in retail. We currently sell our treats across 2,400 Target and PetSmart doors, and aim to expand our consumables presence across our retail footprint. We are also seeing healthy growth in our newer consumables categories across our DTC segment. While these product lines are relatively small for BARK today, we see significant a opportunity to grow these products, long-term.
Unified Customer Experience Expected to Enhance Cross-Selling and Awareness:

Historically, BARK operated five siloed businesses and customer experiences – BarkBox, SuperChewer, BarkBright, BarkFood, and BarkShop. Each of these businesses had distinct websites, dashboards, and logins. We are currently in the process of unifying our brand under the bark.co domain so all of our products are sold under one roof. This will improve the customer experience, raise awareness of our full suite of products, and enhance our cross-selling capabilities. We anticipate migrating all of our platforms to bark.co this fiscal year.
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
At the end of fiscal 2024, BARK employed approximately 708 full-time and part-time employees, with 377 employees based in the U.S. and 331 employees based in the Philippines. Our employee population includes approximately 393 BARK Happy Ambassadors and their leadership, 76 engineers, data scientists, and technology staff, 59 designers and creative team members, 81 operations and fulfillment center employees, and 101 marketing, general, and administrative employees. As of March 31, 2024, 68% of our employees, 38% of our management team, and 43% of our Board of Directors identified as female or nonbinary.
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
Manufacturing

BARK purchases substantially all of its merchandise directly from third-party manufacturers. Some of these suppliers operate their own manufacturing facilities and others subcontract the manufacturing to other parties. BARK’s manufacturers generally agree to terms that are substantially similar to its standard manufacturer terms, which govern its business relationships. BARK has long-standing relationships with a base of vendors that BARK believes to be mutually satisfactory.
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
In addition to trademark protection, we own numerous domain names, including www.bark.co, www.air.bark.co www.barkbox.com, www.barkshop.com, and www.dogsflyfirst.com. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology and other confidential information. We further control the use of our proprietary technology and intellectual property through provisions in both customer terms of use on our websites and in agreements with our vendors.
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
•our ability to hire and retain talented, experienced people at all levels of our organization; and
•changes in the macro-economic environment, such as inflation, increasing interest rates, instability in the banking system or financial markets, changes in the labor markets, and political, economic and social instability, such as war in Israel and the Ukraine or pandemics such as COVID 19, in particular as such changes impact consumer discretionary spending.
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
Our ability to maintain our competitive position is largely dependent on the contributions of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such positions is competitive, in particular, due to the ongoing labor market effects or continuing distortions from the COVID-19 pandemic. Qualified individuals are in high demand and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could impede our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry could be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations could be materially adversely affected.
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
Our business depends on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; bank failures; global pandemics, and the loosening of restrictions as the pandemic conditions improve; fluctuating fuel and other energy costs; fluctuating commodity prices; and the high rate of inflation and general uncertainty regarding the overall future political and economic environment. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease when those programs or circumstances end. In addition, economic conditions in certain regions may be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Any decline in consumer discretionary spending could negatively impact our revenue, which could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on a limited number of contract manufacturers, suppliers and logistics providers to manufacture and transport our products. We do not currently have alternative or replacement providers and we do not generally maintain long-term supply contracts with any of these providers. We face a number of risks relating to these providers, including:
•our suppliers, manufacturers or logistics partners could be impacted by a natural disaster, an epidemic or pandemic, or other interruptions at a particular location;
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
We have limited control over our suppliers, contract manufacturers, and logistics partners, which subjects us to the following risks, many of which materialized during the COVID-19 pandemic, including: failure to satisfy demand for our products; reduced control over delivery timing, product reliability, the manufacturing process and components used in our products; limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions; variance in the manufacturing capability of our third-party manufacturers; price increases; failure of a significant supplier, manufacturer, or logistics partner to perform its obligations for technical, market, or other reasons; misappropriation of our intellectual property; changes in local economic conditions in the jurisdictions where our suppliers, manufacturers, and logistics partners are located; the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners. If we fail to meet the challenges described above, our business and future operating results will be materially adversely affected.
Shipping, which is subject to numerous risks, is a critical part of our business.
We currently rely on third-party national, regional and local logistics providers to deliver our products. We may not be able to negotiate acceptable pricing and other terms with these providers, or these providers may experience performance problems or other difficulties in processing our orders or delivering our products to customers. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, natural disasters, fire, flood, power loss, earthquakes, pandemics, acts of war or terrorism or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying our products. Further, there may continue to be disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience. Changes to the terms of our shipping arrangements and delays or failures in delivery of our products may have a material adverse effect on our margins and profitability, which could adversely affect our business, financial condition and results of operations.
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
The dog products and services retail industry, in particular on the Internet, is highly competitive and we expect this competition to continue to increase. We compete with pet product retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers. We also compete with a number of specialty dog supply stores and independent dog stores, catalog retailers and other specialty e-tailers. As we expand our offerings, such as consumables and BARK Air, we will face additional competition. For example, in the consumables category, there are numerous brands and products that compete for shelf space and sales, with competition based primarily upon brand recognition and loyalty, product packaging, quality and innovation, taste, nutrition, breadth of product line, price and convenience. Many of these current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do, allowing our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), allowing them to build larger customer bases or generate gross profit from their customer bases more effectively than we do. Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. If we fail to compete effectively, or are required to offer promotions and other incentives or adopt more aggressive pricing strategies, our operating margins could decrease, which could materially adversely affect our business, financial condition and results of operations.
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
We prepare our financial statements in accordance with U.S. GAAP, which requires our management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to determination of fair value of the Company’s allowance for uncollectible accounts receivable, excess and obsolete inventory reserve, stock-based compensation, stand-alone selling price of Direct to Consumer offerings, the fair value of right-of-use assets, and the valuation of embedded derivatives. If our assumptions change or if actual circumstances differ from those in our assumptions, our operating results could fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
We currently have options, RSUs and warrants outstanding that are convertible into shares of our common stock. In addition, our 2025 Convertible Notes are convertible based on outstanding principal balance and accrued interest. We also have the ability to issue equity awards that are convertible into shares of our common stock under our 2021 Equity Incentive Plan and under our Employee Stock Purchase Plan, see Note 6 — Debt, and Note 9 — Stock-Based Compensation Plans, to our consolidated financial statements set forth in this quarterly report on Form 10-K. We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would dilute our existing shareholders and may cause the market price of our common stock to decline.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We recognize that our customers have a legitimate expectation of safety and privacy when they do business with us. We deploy considerable resources to protect customer data and privacy because our business depends on our customers’ trust. We recognize that there is a cost and risk associated with every piece of data our customers entrust us with, so we take measures to minimize what is collected to only what we need to provide a great experience and meet our legal and regulatory requirements. In addition, we have integrated cybersecurity risk management into our broader risk management framework through our (i) regular enterprise risk management updates to the Audit Committee, (ii) information technology and security related internal controls and (iii) incident response and vulnerability management programs.
We actively assess, identify, and manage material risks associated with cybersecurity threats. Our information security, finance, procurement, legal and other cross-functional teams work together to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. All employees are required to complete annual information security training and periodic training specifically related to phishing. We have an enterprise-wide Information Security Incident Response Plan (“Incident Response Plan”) which describes the detailed processes and procedures that should be followed in the event of an information security incident. We periodically perform tabletop exercises with management participation to be able to effectively respond to an information security incident and evaluate and improve the Incident Response Plan. We use various security tools and processes to help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner, including, but not limited to, internal reporting, monitoring and detection and vulnerability tools.
We also engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our information security processes. These partnerships enable us to leverage specialized knowledge and insights, with a goal of ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.
In order to mitigate data or security incidents that may originate from third-party vendors or suppliers, we conduct both privacy and information security assessments to properly identify, prioritize, assess and remediate any third-party risks, and require information security and privacy addenda to our contracts where applicable.
The nature of our business exposes us to cybersecurity threats and attacks that can lead to the unauthorized acquisition or access, compromise, loss, misuse or theft of our data, including personal information, confidential information or intellectual property. To date risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business strategy, results of operations, or financial condition. See Part 1, Item 1A, Risk Factors, in this Annual Report on Form 10-K for a discussion of cybersecurity risks.
Governance
Our Board of Directors (the “Board”) is ultimately responsible for the risk oversight of the company, including, cybersecurity and privacy risks. Our Board has delegated responsibility for oversight of cybersecurity risks to the Audit Committee. The Audit Committee is composed of board members with diverse expertise enabling its members to oversee cybersecurity risks effectively. Our Audit Committee’s responsibilities include reviewing the

Company’s cybersecurity and other information technology risks, controls and procedures, including the Company’s plans to mitigate cybersecurity risks and to respond to data breaches.

At the management level, a management steering committee comprised of our Chief Financial Officer, Controller, and General Counsel is briefed quarterly by our Director of Information Security. Our Director of Information Security also prepares a quarterly Information Security Risk Report, which is provided to the management steering committee in advance of its quarterly meeting and also made available to the members of the Audit Committee. Our current Director of Information Security has 16 years of industry experience leading large-scale security initiatives, enhancing infrastructure defenses and instilling a culture of security awareness across all employee levels. Additionally, our Director of Information Security holds standard industry security certifications, including CISSP (Certified Information Systems Security Professional).
The Audit Committee will receive reports, briefings and presentations from senior management, including our Director of Information Security, at periodic committee meetings, including, on a rotating basis, in-depth presentations on specific areas of risk and regular enterprise risk management updates as needed.
In addition to scheduled meetings, significant developments or incidents, even if immaterial to us, are reviewed regularly by a cross-functional team, including the Chief Financial Officer and the General Counsel, to determine whether further escalation to the Audit Committee and/or the Board is appropriate, ensuring the Audit Committee’s and the Board’s oversight is timely and responsive. Our Incident Response Plan also includes immediate actions to mitigate the impact and strategies for remediation and prevention of future incidents.
ITEM 2. PROPERTIES
We currently maintain our executive offices at 120 Broadway, Floor 12, New York, NY. In addition, we lease and operate fulfillment centers in three locations, at which we receive products from vendors, ship products to customers, and receive and process returns from customers. We also lease and operate a customer service center in Columbus, Ohio. We believe these properties are suitable and adequate for our current business operations. The following table sets forth the location, use and size of certain of our properties as of May 31, 2024:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Office Space	Leased	5,500
New York, New York	Office Space	Leased	51,220
New York, New York	Photo Studio	Leased	1,850
Columbus, Ohio	Warehouse and distribution Center	Leased	97,934
Columbus, Ohio	Office Space	Leased	34,238
Hebron, Kentucky	Warehouse and distribution Center	Leased	201,600
Las Vegas, Nevada	Warehouse and distribution Center	Leased	400,593
ITEM 3. LEGAL PROCEEDINGS

On March 20, 2024, three alleged shareholders filed a putative class action complaint in the lawsuit styled Kenville v. Northern Star Sponsor LLC, et al., Case No. 2024-276, which is pending in the Delaware Court of Chancery. The complaint is brought against (a) certain officers and directors of Northern Star Acquisition Corp. at the time of its proposed acquisition of Legacy BARK, (b) Northern Star Sponsor, LLC, and (c) two of the founders of Legacy BARK. The alleged class consists of Company stockholders who held stock as of the redemption deadline and who elected not to redeem all or some of their stock, and the claims alleged are for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and unjust enrichment. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.
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

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock and warrants to purchase common stock are traded on the New York Stock Exchange under the symbols “BARK” and “BARK WS,” respectively.
Holders
As of May 29, 2024 there were approximately 104 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by banks, brokers and other financial institutions. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have not declared or paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions and other factors our Board of Directors may deem relevant. In addition our ability to pay dividends is limited by covenants in our existing outstanding indebtedness.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2024, we repurchased $1.8 million of common stock, or approximately 1.6 million shares, under our repurchase program. As a result, $1.6 million remained available under the current authorization. A summary of our repurchases of common stock is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1-31, 2024	—	$—	—	$—
February 1-29, 2024	1,575,905	1.12	1,575,905	1,587
March 1-31, 2024	—	—	—	—
Total	1,575,905	$1.12	1,575,905	$1,587

Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 index and the S&P Retail Internet Select Industry index. The graph assumes an initial investment of $100 in our common stock at the market close on December 18, 2020, which was the first day on which our common stock commenced trading on its own through March 31, 2024 the last business day of our fiscal year. Data for the S&P 500 and the S&P Retail Internet Select Industry index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends. The stock price performance of the graph above is not necessarily indicative of future stock price performance.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its consolidated subsidiaries. The audited consolidated financial statements as of March 31, 2024 and 2023 and for the fiscal years ended March 31, 2024, 2023 and 2022, respectively, present the financial position and results of operations and cash flows of BARK, Inc. and its wholly-owned subsidiaries.
Overview
We believe that dogs and humans are better together and we aspire to be the world’s favorite dog brand. We are a team of dog-obsessed people committed to delivering personalization at scale by satisfying each dog’s distinct personality, preferences, and needs with the best products and services. Since our founding in 2011, we have happily served millions of dogs and their people.
We are a vertically integrated, omnichannel brand serving dogs across two key categories: toys & accessories and consumables. All of our products are designed, developed, and branded by BARK. We leverage an ever-growing collection of first-party data, customer insights, and machine learning to deliver personalized products and experiences tailored to the needs of each and every dog we serve. Our products are sold direct-to-consumer (“DTC”) and through our network of retail partners, which currently spans over 40,000 doors nationwide.
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
Certain macroeconomic and global events, conditions and challenges
In the past, we have experienced increases in inbound freight costs due to the challenges in the import market, as transpacific ships and trade lanes continue to be overburdened with volume and experience a significant shortage of equipment and capacity due to macroeconomic challenges affecting the global supply chain, including, for example, the COVID-19 pandemic. Increases in freight costs and supply chain disruptions may continue and could impact our business, in particular as a result of global conditions that are created or driven by market factors or international events, such as increased inflation, war in Israel and the Ukraine and rising tensions between the U.S. and China.
Macroeconomic conditions and the related effects on levels of consumer spending impact our business as purchases of discretionary items tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, political instability due to war or other geopolitical factors and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have led to recession fears and created a challenging environment.
We cannot predict the duration or magnitude of the risks and challenges discussed above. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” and those factors described under “Risk Factors” in this Annual Report on Form 10-K.
Key Performance Indicators
We use the following key financial and operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. These key financial and operating metrics should be read in conjunction with the following discussion of our results of operations and financial condition together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K may not be comparable to similarly titled performance indicators used by other companies.

	Fiscal Year Ended
	March 31,
	2024	2023
Total Orders (in thousands)	13,924	14,888
Average Order Value	$31.34	$31.70
Direct to Consumer Gross Profit (in thousands)	$278,868	$285,328
Direct to Consumer Gross Margin	63.9%	60.5%

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
Toys & Accessories (“toys”)—The majority of our revenue in the toys category is derived from BarkBox and Super Chewer, which are subscription products that feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on a one month, six month, or twelve month basis. Subscription revenue is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box. During the life of their subscription, we offer customers incremental products via ATB, which allows us to cross-sell customers into our full portfolio of products, including kibble, treats, toppers, dental and more. ATB revenue is recognized at a point in time as control is transferred to the customer upon delivery of goods to the subscriber.
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
Consumables—The majority of our consumables revenue today is derived from the treats and chews that are included in our BarkBox and Super Chewer boxes. Over the past several years, the Company has expanded into new and larger consumables markets such as kibble, toppers, supplements and dental products. To sell these products, the Company recently launched a new website, www.bark.co, which contains the majority of its consumables portfolio, all of which can be purchased on a recurring, auto-ship, or one-off basis. Revenue related to BARK.co is recognized at a point in time, as control is transferred to the customer upon each delivery.
Treats— Includes treats and chews included in our BarkBox and Super Chewer boxes, as well as the sale of treats on our consumables website. Many of our treats feature monthly themes, similar to our toys. Today, BARK is one of the largest treat brands in the U.S. by revenue. The Company recently began selling its treats through 2,400 Target and PetSmart doors nationwide and anticipates further retail distribution in the future.
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
BARK Air—A first-of-its kind air travel experience tailored to dogs. The Company partnered with a jet charter company to begin offering premium flights for customers and their dogs. Interested parties can book flights at dogsflyfirst.com. Our charter partner is responsible for all aircraft, crew, maintenance, and insurance, allowing BARK to focus on creating a great travel experience for dogs and their people worldwide. We believe this initiative exemplifies the Company’s dog-first approach to curating the best products and services.
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
Interest Income
Interest income primarily consists of income earned on our money market funds and interest-bearing deposit accounts.
Interest Expense
Interest expense primarily consists of interest incurred under our 2025 Convertible Notes, and amortization of debt issuance costs.
Other Income, Net
Other income, net, primarily consists of changes in the fair value of our warrant liabilities and loss on extinguishment of debt.

Results of Operations
We operate in two reportable segments to reflect the way our CODM reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements for the fiscal years ended March 31, 2024, 2023, and 2022 included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended March 31,
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(in thousands)
Consolidated Statement of Operation Data:
Revenue
Direct to Consumer	$436,446	$471,994	$448,074	(7.5)%	5.3%
Commerce	53,738	63,321	59,332	(15.1)%	6.7%
Total revenue	490,184	535,315	507,406	(8.4)%	5.5%
Cost of revenue
Direct to Consumer	157,578	186,666	187,991	(15.6)%	(0.7)%
Commerce	30,454	40,534	37,309	(24.9)%	8.6%
Total cost of revenue	188,032	227,200	225,300	(17.2)%	0.8%
Gross profit	302,152	308,115	282,106	(1.9)%	9.2%
Operating expenses:
Advertising and marketing	79,282	68,807	74,417	15.2%	(7.5)%
General and administrative	268,390	303,139	301,870	(11.5)%	0.4%
Total operating expenses	347,672	371,946	376,287	(6.5)%	(1.2)%
Loss from operations	(45,520)	(63,831)	(94,181)	(28.7)%	(32.2)%
Interest income	7,533	1,056	—	613.4%	N/M
Interest expense	(4,351)	(5,428)	(5,464)	(19.8)%	(0.7)%
Other income, net	5,328	6,684	31,346	(20.3)%	(78.7)%
Net loss before income taxes	(37,010)	(61,519)	(68,299)	(39.8)%	(9.9)%
Provision for income taxes	—	—	—	0.0%	0.0%
Net loss	$(37,010)	$(61,519)	$(68,299)	(39.8)%	(9.9)%

N/M means not meaningful.

Comparison of the Fiscal Years Ended March 31, 2024 and March 31, 2023
Revenue

	Fiscal Year Ended March 31,
	2024	2023	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	436,446	471,994	(35,548)	(7.5)%
Commerce	53,738	63,321	(9,583)	(15.1)%
Total revenue	$490,184	$535,315	$(45,131)	(8.4)%
Percentage of Revenue
Direct to Consumer	89.0%	88.2%
Commerce	11.0%	11.8%
Direct to Consumer revenue decreased by $35.5 million, or 7.5%, for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. This decrease was primarily driven by a 6.5%, or $1.0 million decrease in Total Orders, in addition to a $0.36 or 1.1% decrease in AOV.
Commerce revenue decreased by $9.6 million, or 15.1%, for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. This decrease was primarily driven by a decrease in sales volume related to inventory reduction initiatives by our retail partners, and macroeconomic pressures on our more discretionary categories.
Gross Profit

	Fiscal Year Ended March 31,
	2024	2023	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$278,868	$285,328	$(6,460)	(2.3)%
Commerce	23,284	22,787	497	2.2%
Total gross profit	$302,152	$308,115	$(5,963)	(1.9)%
Percentage of revenue	61.6%	57.6%
Direct to Consumer gross profit decreased by $6.5 million, and Commerce gross profit increased by $0.5 million, for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The increase in Commerce gross profit is primarily attributable to inbound freight and product cost improvements.
Gross profit as a percentage of revenue increased 410 basis points for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. Direct to Consumer gross margin was 63.9%, 340 basis points and Commerce gross margin was 43.3%, 730 basis points higher than the same period last year, respectively. The increase in gross margin is primarily attributable to lower inbound freight and product cost improvements.

Operating Expenses
General and Administrative Expense

	Fiscal Year Ended March 31,
	2024	2023	$ Change	% Change
	( in thousands)
Other general and administrative	128,576	146,135	(17,559)	(12.0)%
Shipping and fulfillment	139,814	157,004	(17,190)	(10.9)%
Total General and administrative	$268,390	$303,139	$(34,749)	(11.5)%
Percentage of revenue	54.8%	56.6%
General and administrative expense decreased by $34.7 million, or 11.5%, for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. This decrease during the period was primarily due to a decrease of $17.2 million in shipping and fulfillment expense due to lower volumes and lower rates from vendor consolidation, decreased rent and office expense of $3.5 million and decreased donation expense of $1.5 million. Additionally, as a result of our cost cutting initiatives announced in February of fiscal year 2023 and July of fiscal year 2024, compensation expense decreased $8.7 million due to a decrease in headcount, and consulting and legal fees decreased of $5.1 million.
Advertising and Marketing

	Fiscal Year Ended March 31,
	2024	2023	$ Change	% Change
	( in thousands)
Advertising and marketing	$79,282	$68,807	$10,475	15.2%
Percentage of revenue	16.2%	12.9%
Advertising and marketing expense increased by $10.5 million, or 15.2%, for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. The increase is attributable to increased marketing spend.
Interest Income

	Fiscal Year Ended March 31,
	2024	2023	$ Change	% Change
	( in thousands)
Interest income	$7,533	$1,056	$6,477	N/M
Percentage of revenue	1.5%	0.2%
N/M means not meaningful
Interest income increased by $6.5 million for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. This increase is due to the interest earned on our money market account and interest-bearing checking accounts.

Interest Expense

	Fiscal Year Ended March 31,
	2024	2023	$ Change	% Change
	( in thousands)
Interest expense	$(4,351)	$(5,428)	$1,077	(19.8)%
Percentage of revenue	(0.9)%	(1.0)%
Interest expense decreased by $1.1 million, or 19.8%, for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. Interest expense for each period is derived from the Company’s 2025 Convertible Notes. This decrease is attributable to the partial debt extinguishment in early November 2023, decreasing interest expense for the remainder of the fiscal year.
Other Income, net

	Fiscal Year Ended March 31,
	2024	2023	$ Change	% Change
	( in thousands)
Other income, net	5,328	6,684	$(1,356)	(20.3)%
Percentage of revenue	1.1%	1.2%
Other income, net decreased by $1.4 million for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. The decrease in other income, net was primarily due to the $2.6 million decrease of income related to the changes in fair value of our warrant liabilities, offset by the gain on extinguishment of debt for $1.8 million.

Comparison of the Fiscal Years Ended March 31, 2023 and March 31, 2022
Revenue

	Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$471,994	$448,074	$23,920	5.3%
Commerce	63,321	59,332	3,989	6.7%
Total revenue	$535,315	$507,406	$27,909	5.5%
Percentage of Revenue
Direct to Consumer	88.2%	88.3%
Commerce	11.8%	11.7%
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
Gross Profit

	Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$285,328	$260,083	$25,245	9.7%
Commerce	22,787	22,023	764	3.5%
Total gross profit	$308,115	$285,106	$26,009	9.2%
Percentage of revenue	57.6%	55.6%
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
Interest Income

	Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
	( in thousands)
Interest income	$1,056	$—	$1,056	N/M
Percentage of revenue	0.2%	—%

Interest income increased by $1.1 million for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022. The increase was attributable to interest derived from our money market account and interest-bearing checking accounts.

Interest Expense

	Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
	( in thousands)
Interest expense	$(5,428)	$(5,464)	$(36)	(0.7)%
Percentage of revenue	(1.0)%	(1.1)%
Interest expense was relatively flat for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022.
Other Income (Expense), Net

	Fiscal Year Ended March 31,
	2023	2022	$ Change	% Change
	( in thousands)
Other income (expense), net	6,684	31,346	$(24,662)	N/M
Percentage of revenue	1.2%	6.2%
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
We calculate Adjusted Net Loss as net loss, adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax (income) expense, (4) restructuring charges related to reduction in force payments, (5) (gain) loss on extinguishment of debt, (6) duplicate rent expense incurred as a result of relocating our corporate headquarters, (7) asset impairment charges, (8) transaction costs associated with the Merger, (9) demurrage fees related to freight, (10) technology transformations and (11) other items (as defined below).
We calculate Adjusted Net Loss Margin by dividing Adjusted Net Loss for the period by Revenue for the period.
We calculate Adjusted Net Loss Per Common Share by dividing Adjusted Net Loss for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.

We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest income, (2) interest expense (3) depreciation and amortization expense, (4) stock-based compensation expense, (5) change in fair value of warrants and derivatives, (6) sales and use tax (income) expense, (7) restructuring charges related to reduction in force payments, (8) (gain) loss on extinguishment of debt, (9) duplicate rent expense incurred during the relocation of our corporate headquarters, (10) impairment of assets (11) transaction costs (12) demurrage fees related to freight, (13) technology transformation and (14) other items (as defined below).
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
The Non-GAAP Measures are presented for supplemental informational purposes only, have limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of the Non-GAAP Measures include that (1) the measures do not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect these capital expenditures, (3) Adjusted EBITDA and Adjusted EBITDA Margin do not consider the impact of stock-based compensation expense, which is an ongoing expense for our company, (4) Adjusted EBITDA and Adjusted EBITDA Margin do not reflect other non-operating expenses, including interest expense, and (5) Free cash flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitments. In addition, our use of the Non-GAAP Measures may not be comparable to similarly titled measures of other companies because they may not calculate the Non-GAAP Measures in the same manner, limiting their usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider the Non-GAAP Measures alongside other financial measures, including our net loss and other results stated in accordance with U.S. GAAP.

The following table presents a reconciliation of Adjusted net loss to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted net loss margin and Adjusted net loss per common share for the periods presented:
Adjusted Net Loss

	Fiscal Year Ended March 31,
	2024	2023	2022

Net loss	$(37,010)	$(61,519)	$(68,299)
Stock-based compensation expense	12,931	14,811	17,861
Change in fair value of warrants and derivatives	(2,738)	(5,350)	(33,196)
Sales and use tax (income) expense (1)	(487)	(365)	648
Restructuring	1,660	1,763	86
(Gain) loss on extinguishment of debt	(1,828)	—	2,024
Duplicate headquarters rent	93	1,747	—
Impairment of assets (2)	3,079	2,065	—
Transaction costs (3)	—	—	6,053
Demurrage fees (4)	—	—	2,610
Technology transformation (5)	684	—	—
Other Items (6)	3,594	1,784	4,544
Adjusted net loss	$(20,022)	$(45,064)	$(67,669)
Net loss margin	(7.55)%	(11.49)%	(13.46)%
Adjusted net loss margin	(4.08)%	(8.42)%	(13.34)%
Adjusted net loss per common share - basic and diluted	$(0.11)	$(0.26)	$(0.43)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	177,260,581	176,717,509	156,201,601

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Fiscal Year Ended March 31
	2024	2023	2022
	(in thousands)
Net loss	$(37,010)	$(61,519)	$(68,299)
Interest income	(7,533)	(1,056)	—
Interest expense	4,351	5,428	5,464
Depreciation and amortization expense	12,602	9,427	4,403
Stock-based compensation expense	12,931	14,811	17,861
Change in fair value of warrants and derivatives	(2,738)	(5,350)	(33,196)
Sales and use tax (income) expense (1)	(487)	(365)	648
Restructuring	1,660	1,763	86
(Gain) loss on extinguishment of debt	(1,828)	—	2,024
Duplicate headquarters rent	93	1,747	—
Impairment of assets (2)	3,079	2,065	—
Transaction costs (3)	—	—	6,053
Demurrage fees (4)	—	—	2,610
Technology transformation (5)	684	—	—
Other items (6)	3,594	1,784	4,544
Adjusted EBITDA	$(10,602)	$(31,265)	$(57,802)
Net loss margin	(7.55)%	(11.49)%	(13.46)%
Adjusted EBITDA margin	(2.16)%	(5.84)%	(11.39)%
(1)Sales and use tax (income) expense relates to recording a liability for sales and use tax we did not collect from our customers. Historically, we had collected state or local sales, use, or other similar taxes in certain jurisdictions in which we only had physical presence. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc. that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have positioned themselves to require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state and accordingly, we recorded a liability in those periods in which we created economic nexus based on each state’s requirements. Accordingly, we now collect, remit, and report sales tax in all states that impose a sales tax. Subsequently, as certain of these liabilities are waived by tax authorities or the applicable statute of limitations expires, the related accrued liability is reversed.

(2)For the fiscal year ended March 31, 2024 impairment of assets is the non-cash impairment of previously capitalized software and prepaid software licenses. For the fiscal year ended March 31, 2023 impairment of assets is the impairment of the right-of-use asset associated with our previous headquarters which we vacated.

(3)Transaction costs represent non-recurring consulting and advisory costs with respect to the merger agreement entered into with Northern Star Acquisition Corp. on December 16, 2020.

(4)Demurrage fees are raised when the full container is not moved out of the port/terminal for unpacking within the allowed free days offered by the shipping line. The charge is levied by the shipping line to the importer.

(5)Includes consulting fees related to technology transformation activities, and payroll costs for employees that dedicate significant time to this project. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time unification of our product offerings on our new commerce platform. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business.

(6)For the fiscal year ended March 31, 2024, other items is comprised of non-recurring retention payments to management of $1.4 million, executive transition costs of $1.3 million, warehouse restructuring costs of $0.8 million, and legal settlements of $0.1 million. For the fiscal year ended March 31, 2023, other items comprised of executive transition costs of $1.7 million and tax penalties of $0.1 million. For fiscal year ended March 31, 2022, other items is comprised of executive transition costs of $1.9 million, costs related to unrealized business ventures of $1.8 million, SOX implementation fees of $0.7 million, and loss on exercise of warrants of $0.1 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with U.S. GAAP, for each of the periods indicated:
Free Cash Flow

	Fiscal Year Ended March 31
	2024	2023	2022
Free cash flow reconciliation:
Net cash provided by (used in) operating activities	$6,060	$4,694	$(172,338)
Capital expenditures	(8,831)	(21,320)	(21,172)
Free cash flow	$(2,771)	$(16,626)	$(193,510)

Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of approximately $125.5 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we are in compliance with as of March 31, 2024 and expect to be in compliance with during the next 12 months.
Our material cash requirements include our lease arrangements for corporate offices, warehouses and certain equipment. As of March 31, 2024, we had fixed lease payment obligations of $47.9 million, with $5.3 million payable within 12 months.
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
The 2025 Convertible Notes are governed by the Indenture. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1 of each year commencing December 1, 2021, compounded annually. As of March 31, 2024, the effective interest rate is 6.60%. The accrued interest of $2.1 million and $4.4 million was paid-in-kind through an increase of the outstanding principal on the 2025 Convertible Notes on December 1, 2023 and 2022, respectively.
If the 2025 Convertible Notes are not converted into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the

Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of March 31, 2024. Therefore, the Company did not record a derivative liability related to these features as of March 31, 2024. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
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
As of March 31, 2024 and March 31, 2023, the Company had $40.6 million and $83.5 million, respectively, of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
Western Alliance Bank—Line of Credit and Term Loan
In October 2017, the Company entered into a loan and security agreement and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provides for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in December 2023. After giving effect to this most recent amendment, the maturity date of the Credit Facility is December 13, 2024. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets.
The interest rate for borrowings under the Credit Facility is equal to (a)(i) the greater of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time and (ii) five and one quarter percent (5.25%), plus (ii) half of one percent (0.50%), per annum.
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

As of March 31, 2024 and March 31, 2023, there were no outstanding borrowings under the Credit Facility.
Cash Flows
Comparison of the Fiscal Years Ended March 31, 2024, 2023 and 2022.
The following table summarizes our cash flows for the fiscal years ended March 31, 2024, 2023 and 2022:

	Fiscal Year Ended March 31
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$6,060	$4,694	$(172,338)
Net cash used in investing activities	(8,831)	(21,145)	(21,172)
Net cash provided by (used in) financing activities	(49,615)	(2,099)	355,458
Effect of exchange rate changes on cash	24	(62)	—
Net increase (decrease) in cash and restricted cash	$(52,362)	$(18,612)	$161,948
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
For the fiscal year ended March 31, 2024, net cash provided by operating activities was $6.1 million. The $6.1 million of net cash provided by operating activities consisted of net loss of $37.0 million adjusted for non-cash charges totaling $30.5 million and a net decrease of $12.5 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $12.9 million for stock based compensation, $12.6 million for depreciation and amortization, and $4.1 million of non-cash lease expense. The decrease in our net operating assets and liabilities was primarily driven by a reduction in inventory of $40.7 million offset by a decrease of accounts payable and accrued expenses of $17.8 million.
For the fiscal year ended March 31, 2023, net cash provided by operating activities was $4.7 million. The $4.7 million of net cash provided by operating activities consisted of net loss of $61.5 million adjusted for non-cash charges totaling $26.3 million and a net increase of $39.9 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $14.8 million for stock based compensation, $9.4 million for depreciation and amortization, and $4.9 million of non-cash lease expense. The increase in our net operating assets and liabilities was driven by a reduction in inventory of $33.5 million and proceeds from tenant improvement allowances of $7.4 million.
For the fiscal year ended March 31, 2022, net cash used in operating activities was $172.3 million. The $172.3 million of net cash used in operating activities consisted of net loss of $68.3 million adjusted for non-cash charges totaling $7.6 million and a net decrease of $111.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $33.2 million for changes in fair value of warrants, $17.9 million for stock based compensation, $2.0 million loss on extinguishment of debt and $4.4 million for depreciation and amortization. The decrease in our net operating assets and liabilities was driven by the increase in inventory of $82.9 million to support current demand. Additionally, accounts payable and accrued expenses increased by $13.5 million related to increased expenditures to support general business growth, as well as the timing of payments, other liabilities of $12.6 million, prepaid expenses and other current assets of $1.1 million, and accounts receivable of $1.1 million.

The decrease in our net operating assets and liabilities was partially offset by the change in deferred revenue of $4.4 million.
Cash flows used in Investing Activities
For the fiscal year ended March 31, 2024, net cash used in investing activities was $8.8 million, primarily due to capital expenditures for software implementations and other capital expenditures.
For the fiscal year ended March 31, 2023, and 2022, net cash used in investing activities was $21.1 million and $21.2 million, respectively, primarily due to capital expenditures for warehouse machinery, leasehold improvements, equipment, and software implementations.
Cash flows provided by (used in) Financing Activities
For the fiscal year ended March 31, 2024, net cash used in financing activities was $49.6 million, primarily due to the partial payment of long-term debt of $42.3 million and payments to repurchase common stock of $6.2 million.
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
We review current business trends and forecasts, and inventory aging to determine adjustments which we estimate will be needed to liquidate existing excess inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market, as applicable. We believe that all inventory write-downs required at March 31, 2024, have been recorded. Our historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of the current war in the Ukraine and its broader macroeconomic implications or the COVID-19 pandemic and the supply chain and logistics disruptions globally, it is possible that the required level of inventory reserves may need to be adjusted.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2024, we had cash and cash equivalents of approximately $125.5 million consisting of bank deposits and money market accounts. Due to the short-term duration of our cash equivalents, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of March 31, 2024 there are no outstanding borrowings under the Credit Facility. We monitor our cost of borrowing under our facility, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Western Alliance Agreement for all periods presented would not have a material impact on our consolidated financial statements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BARK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of BARK, Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BARK, Inc. and subsidiaries (the "Company") as of March 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 3, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Inventory – Excess and Obsolete Inventory — Refer to Note 2 to the financial statements
Critical Audit Matter Description
Inventories consist principally of finished goods valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory. Inventory valuation requires the Company to make judgments, based on information available at each reporting period. The Company reviews current business trends and forecasts, and inventory aging to determine adjustments which it estimates will be needed for inventories that are expected to be written off or otherwise disposed of in order to record inventories at the lower of cost or net realizable value, as applicable. The excess and obsolete inventory reserve totaled $3.5 million and $4.0 million for the year ended March 31, 2024, and 2023 and ending inventory totaled $84.2 million and $124.3 million as of March 31, 2024, and 2023.
Given the significant judgments made by management to estimate the valuation of excess and obsolete inventory, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the excess and obsolete inventory reserve included the following procedures:
•We tested the effectiveness of management’s controls over the review of excess and obsolete inventory.
•We evaluated management’s ability to accurately forecast future revenue by comparing actual revenue results to management’s historical forecasts.
•We compared actual inventory sales and write-off activity in the current year to the excess and obsolete inventory estimated by the Company in the prior year to evaluate management’s ability to accurately estimate net realizable value.
•We selected a sample of inventory items and evaluated historical sales performance relative to management’s conclusions on the ability to sell through the inventory on-hand.
•We obtained the Company’s estimated excess and obsolete inventory calculation and tested the mathematical accuracy.
•We inquired of planning and operations personnel to determine whether the information communicated supported or contradicted the conclusions reached by finance and accounting in the excess and obsolete inventory analysis.
•We considered if there were changes in the business during the year or through report date that may impact realizability of inventory and thus information that may contradict the excess and obsolete inventory analysis through reading of minutes of the Board of Directors meetings, press releases and Company website postings.

/s/ Deloitte & Touche LLP
New York, New York
June 3, 2024
We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of BARK, Inc., and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BARK, Inc., and subsidiaries (the “Company”) as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2024, of the Company and our report dated June 3, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
June 3, 2024

BARK, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)

	March 31,	March 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,495	$177,911
Accounts receivable—net	7,696	6,554
Prepaid expenses and other current assets	4,379	3,552
Inventory	84,177	124,336
Total current assets	221,747	312,353
PROPERTY AND EQUIPMENT—NET	25,540	39,851
INTANGIBLE ASSETS—NET	11,921	4,090
OPERATING LEASE RIGHT-OF-USE ASSETS	32,793	36,892
OTHER NONCURRENT ASSETS	6,587	7,234
TOTAL ASSETS	$298,588	$400,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,737	$34,370
Operating lease liabilities, current	5,294	5,484
Accrued and other current liabilities	30,490	31,975
Deferred revenue	25,957	27,772
Total current liabilities	75,478	99,601
LONG-TERM DEBT	39,926	81,221
OPERATING LEASE LIABILITIES	42,599	47,240
OTHER LONG-TERM LIABILITIES	1,202	1,821
Total liabilities	159,205	229,883
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 175,533,136 shares issued and outstanding as of March 31, 2024 and 500,000,000 shares authorized; 177,647,754 shares issued and outstanding as of March 31, 2023.	1	1
Treasury stock, at cost, 4,643,589 and 0 shares, respectively	(6,225)	—
Additional paid-in capital	492,427	480,370
Accumulated deficit	(346,820)	(309,834)
Total stockholders’ equity	139,383	170,537
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$298,588	$400,420
See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2024	2023	2022
REVENUE	$490,184	$535,315	$507,406
COST OF REVENUE	188,032	227,200	225,300
Gross profit	302,152	308,115	282,106
OPERATING EXPENSES:
Advertising and marketing	79,282	68,807	74,417
General and administrative	268,390	303,139	301,870
Total operating expenses	347,672	371,946	376,287
LOSS FROM OPERATIONS	(45,520)	(63,831)	(94,181)
INTEREST INCOME	7,533	1,056	—
INTEREST EXPENSE	(4,351)	(5,428)	(5,464)
OTHER INCOME—NET	5,328	6,684	31,346
NET LOSS BEFORE INCOME TAXES	(37,010)	(61,519)	(68,299)
PROVISION FOR INCOME TAXES	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(37,010)	$(61,519)	$(68,299)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.21)	$(0.35)	$(0.44)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	177,260,581	176,717,509	156,201,601

See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Convertible Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - March 31, 2021	7,752,515	$59,987	48,071,777	$—	$—	$—	$20,984	$(179,954)	$(158,970)
Net loss	—	—	—	—	—	—	—	(68,299)	(68,299)
Issuance for stock options exercised	—	—	7,322,814	—	—	—	3,300	—	3,300
Issuance for warrants exercised	—	—	1,931,621	—	—	—	1,019	—	1,019
Restricted Share Vesting	—	—	7,307	—	—	—	—	—	—
Restricted shares held for taxes	—	—	(20,546)	—	—	—	(222)	—	(222)
Stock-based compensation expense	—	—	—	—	—	—	17,861	—	17,861
Conversion of Preferred Stock	(7,752,515)	(59,987)	7,752,515	—	—	—	59,987	—	59,987
Conversion of Convertible Notes	—	—	1,135,713	—	—	—	12,128	—	12,128
PIPE Issuance	—	—	20,000,000	—	—	—	200,000	—	200,000
Net equity infusion from the Merger	—	—	89,088,942	1	—	—	150,256	—	150,257
Balance - March 31, 2022	—	$—	175,290,143	$1	—	$—	$465,313	$(248,253)	$217,061
Net loss	—	—	—	—	—	—	—	(61,519)	(61,519)
Issuance for stock options exercised	—	—	1,643,626	—	—	—	1,018	—	1,018
Issuance for common stock vested	—	—	1,369,854	—	—	—	145	—	145
Issuance of common stock in connection with the employee stock purchase plan	—	—	109,186	—	—	—	—	—	—
Common stock withheld for tax upon release	—	—	(765,055)	—	—	—	(917)	—	(917)
Stock-based compensation	—	—	—	—	—	—	14,811	—	14,811
Cumulative translation adjustment	—	—	—	—	—	—	—	(62)	(62)
Balance - March 31, 2023	—	$—	177,647,754	$1	—	$—	$480,370	$(309,834)	$170,537
Net Loss	—	—	—	—	—	—	—	(37,010)	(37,010)
Issuance for stock options exercised	—	—	126,816	—	—	—	108	—	108
Issuance for common stock vested	—	—	2,793,320	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	—	—	545,133	—	—	—	489	—	489
Common stock withheld for tax upon release	—	—	(936,298)	—	—	—	(1,409)	—	(1,409)
Excise tax	—	—	—	—	—	—	(62)	—	(62)
Purchase of treasury stock	—	—	—	—	(4,643,589)	(6,225)	—	—	(6,225)
Stock-based compensation	—	—	—	—	—	—	12,931	—	12,931
Cumulative translation adjustment	—	—	—	—	—	—	—	24	24
Balance - March 31, 2024	—	$—	180,176,725	$1	(4,643,589)	$(6,225)	$492,427	$(346,820)	$139,383
See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended
	March 31,	March 31,	March 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,010)	$(61,519)	$(68,299)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	12,602	9,427	4,403
Impairment of assets	3,079	2,065	—
Amortization of deferred financing fees and debt discount	578	676	829
Bad debt expense	154	178	307
Stock-based compensation expense	12,931	14,811	17,861
Loss on disposal of assets	72	—	—
(Decrease) increase in inventory reserves	(548)	(4,768)	7,223
Loss on exercise of equity classified warrants	—	—	101
(Gain) loss on extinguishment of debt	(1,828)	—	2,024
Change in fair value of warrant liabilities and derivatives	(2,738)	(5,350)	(33,196)
Paid in kind interest on convertible notes	2,119	4,354	4,171
Non-cash lease expense	4,100	4,902	3,836
Changes in operating assets and liabilities:
Accounts receivable	(1,296)	3,019	(1,115)
Inventory	40,706	33,549	(82,884)
Prepaid expenses and other current assets	(1,074)	2,554	(1,055)
Other assets	700	(133)	(314)
Accounts payable and accrued expenses	(17,779)	457	(13,503)
Deferred revenue	(1,814)	(3,778)	4,372
Operating lease liabilities	(4,830)	(3,281)	(4,541)
Proceeds from tenant improvement allowances	—	7,351	—
Other liabilities	(2,064)	180	(12,558)
Net cash provided by (used in) operating activities	6,060	4,694	(172,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,831)	(21,320)	(21,172)
Proceeds from sale of investments	—	175	—
Net cash used in investing activities	(8,831)	(21,145)	(21,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of finance fees	—	—	(642)
Payments of transaction costs	—	—	(25,244)
Payment of deferred underwriting fees	—	—	(8,902)
Payment of restricted stock units held for taxes	(1,409)	(917)	(222)
Payment of finance lease obligations	(215)	(2,345)	(588)
Proceeds from equity infusion from the Merger, net of redemptions	—	—	227,092
Proceeds from PIPE issuance	—	—	200,000
Proceeds from the exercise of stock options	108	1,018	3,300
Proceeds from issuance of common stock under ESPP	489	145	—
Proceeds from the exercise of warrants	—	—	121
Payments to repurchase common stock	(6,225)	—	—
Excise tax from stock repurchases	(63)	—	—
Payments of long-term debt	(42,300)	—	(39,457)
Net cash (used in) provided by financing activities	(49,615)	(2,099)	355,458

Effect of exchange rate changes on cash	24	(62)	—

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(52,362)	(18,612)	161,948
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	183,067	201,679	39,731
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$130,705	$183,067	$201,679

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	125,495	177,911	199,397
Restricted cash—Prepaid expenses and other current assets	5,210	5,156	2,282
Total cash, cash equivalents and restricted cash	$130,705	$183,067	$201,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,385	$283	$852
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	$4	$131	$339
Establishment of operating lease	$—	$25,628	$—
Lease modification and termination	$—	$3,532	$—
Conversion of preferred stock to common stock	$—	$—	$59,987
Issuance of common stock related to convertible notes	$—	$—	$13,367
Capital contribution related to extinguishment of debt	$—	$—	$536
Issuance of common stock related to cashless exercise of liability classified warrants	$—	$—	$595
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
Throughout the notes to the consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us” or “our” and similar terms refer to Legacy BARK and its subsidiaries prior to the consummation of the Merger, and BARK and its subsidiaries after the consummation of the Merger.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as determined by the Financial Accounting Standards Board (“FASB”). Certain prior year information has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.
Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP and regulations of the U.S. Securities and Exchange Commission requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period covered by the financial statements and accompanying notes. The most significant estimates relate to determination of fair value of the Company’s allowance for uncollectible accounts receivable, excess and obsolete inventory reserve, stock-based compensation, fair value of right-of-use assets, stand-alone selling price of Direct-to-Consumer offerings and the valuation of embedded derivatives. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and records adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassification of Prior Year Balances—Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications have no impact on the amount of total revenues or net income. Beginning in fiscal 2024, the interest income and interest expense line items were presented on the Consolidated Statements of Operations and Comprehensive Loss.
Liquidity and Capital Resources— Since inception, the Company has funded its operations primarily with cash flows from operations and issuances of preferred stock and convertible notes. The Company recognized net loss of $37.0 million, $61.5 million, and $68.3 million for the years ended March 31, 2024, 2023 and 2022, respectively. The Company expects that the its cash resources will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements through the date which is twelve months from the date of filing this annual report.
As of March 31, 2024, the Company had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
Segments—The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The Company operates and manages the business as two reporting segments: Direct to Consumer and Commerce. See Note 15 for further details.
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At March 31, 2024 and 2023, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$52,900	$—	$—	$52,900
	$52,900	$—	$—	$52,900

Liabilities
Public warrant liability(2)	$254	$—	$—	$254
Private warrant liability(2)	—	137	—	137
	$254	$137	$—	$391

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$155	$—	$—	$155
	$155			$155

Liabilities
Public warrant liability(2)	$2,035	$—	$—	$2,035
Private warrant liability(2)	—	1,094	—	1,094
	$2,035	$1,094	$—	$3,129
______________
(1)As of March 31, 2024 and March 31, 2023, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market account is included in cash and cash equivalents.
(2)Included in accrued and other current liabilities.
The Company’s outstanding warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit issued during the Company’s initial public offering on November 10, 2020 (the “IPO”), and warrants sold in a private placement to Northern Star’s sponsor (the “Private Warrants”).
The Company evaluated its warrants under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the warrants have been recorded as current liabilities on the balance sheet at fair value upon issuance, with subsequent changes in their respective fair values recognized in other income, net on the consolidated statements of operations and comprehensive loss at each reporting date. See further disclosure on the change in fair value of Public and Private Warrant liabilities within Note 13, “Other Income - Net.”
Cash and Cash Equivalents—Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months or less. As of March 31, 2024 and 2023, cash consists primarily of checking and operating accounts.
Restricted Cash—The Company has restricted cash with a bank related to lease security deposits. As of each of March 31, 2024, and 2023, the Company has classified $5.2 million within prepaid expenses and other current assets, as restricted cash.
Accounts Receivable—Net—Accounts receivable are stated at net realizable value. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers. As of March 31, 2024 and 2023, the Company had an allowance for doubtful accounts of approximately $0.2 million and $0.2 million, respectively.
Concentration of Credit Risk and Major Customers and Suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.The Company maintains cash and cash equivalents with two financial institutions.
The Company’s accounts receivable are derived from sales contracts with large retail customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the fiscal years ended March 31, 2024, 2023 and 2022 the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 54% and two customers that accounted for 58% of gross accounts receivable as of March 31, 2024 and 2023, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 11.0% and 11.8% of total revenue for the fiscal years ended March 31, 2024 and 2023, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During each of the fiscal years ended March 31, 2024 and 2023, the Company had two suppliers that accounted for 31% of total finished goods purchased and two suppliers that accounted for 31% of total finished goods purchased. The Company had one supplier that accounted for 17% of the accounts payable balance and two suppliers that accounted for 41% of the accounts payable balance as of March 31, 2024 and 2023, respectively.
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
Long-Lived Assets and Intangible Assets—Net—The Company capitalizes qualifying internally-developed software development costs incurred during the application development stage, as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. Costs related to maintenance of internal-use software are expensed in the period incurred. Capitalized costs are amortized over the project’s estimated useful life of three years. Software development costs consist primarily of salary and benefits for the Company’s development staff and third-party contractors’ fees. Capitalized software development costs are included in intangible assets on the consolidated balance sheets and amortized to depreciation expense included in general and administrative expenses on the consolidated statement of operations and comprehensive loss for the fiscal years ended March 31, 2024, 2023, and 2022. The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. The Company estimates fair value based on the best information available, making necessary estimates, judgments and projections. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Leases—The Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets also include any lease payments made. Operating lease ROU assets are presented separately in non-current assets and finance lease ROU assets are included in property and equipment, net on the Company’s consolidated balance sheets. As the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate the Company would incur on its future lease payments over a similar term based on the information available at commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of March 31, 2024 and 2023, the Company did not include any options to extend leases in its lease terms as it was not reasonably certain to exercise them. The Company’s lease agreements do not contain residual value guarantees or covenants.
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
Toys & Accessories (“toys”)—The majority of our revenue in the toys category is derived from Barkbox and Super Chewer, which are subscription products that feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on one, six, or twelve month basis. Subscription revenue is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box. Revenue from our subscription products is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products, which includes an estimate of future returns and chargebacks based on historical rates. The transaction price is inclusive of fixed discounts which represent a reduction to revenue for each performance obligation. The Company records a refund reserve based on our historical refund patterns. The impact of our refund reserve on our operating results may fluctuate based on changes in client refund activity over time.The refund liability related to toy direct to consumer revenue is recorded within accrued and other current liabilities on the consolidated balance sheets and was not material as of March 31, 2024 and 2023. During the life of their subscription, we offer customers incremental products via Add to Box “ATB”, which enables BARK to cross-sell customers into less discretionary products across our full portfolio of products including kibble, treats, toppers, dental, and more. ATB revenue is recognized at a point in time as control is transferred to the customer upon delivery of goods to the subscriber.
The Company also sells toys through our network of retail partners. This distribution channel allows us to reach new customers and introduce them to the BARK brand. Commerce revenue derived from our retail partners is recognized net of estimates for sales returns, discounts, markdowns and allowances, after the goods are shipped, or when the retail customer picks up the goods directly from one of our distribution points and control of the goods is transferred to the customer. Online marketplaces revenue is recognized upon delivery of goods to the end customer. Similar to subscriptions, the customer payment discounts, sales returns and chargebacks are considered to be contingent and represents a component of variable consideration. The estimated consideration reflects potential sales returns and chargebacks as a reduction in the transaction price. The Company has determined that the expected value method will provide the best predictor for a refund liability associated with sales returns and chargebacks. The estimate is recorded in total for sales transactions recorded in each period and, in effect, represents a reduction in the transaction price at the time of sale.The refund liability related to commerce revenue is recorded within accrued and other current liabilities on the consolidated balance sheets and was not material as of March 31, 2024 and 2023.
Our toys category also includes revenue derived from the sale of other products such as beds, leashes, apparel, and other miscellaneous products.
Consumables—The majority of our consumables revenue today is derived from the treats and chews that are included in our BarkBox and Super Chewer boxes. Over the past several years, the Company has expanded into new and larger consumables markets such as kibble, toppers, supplements and dental products. To sell these products, the Company recently launched a new website, www.bark.co, which contains the majority of its consumables portfolio, all of which can be purchased on a recurring, auto-ship basis, or one-off. Revenue related to food.BARK.co is recognized at a point in time, as control is transferred to the customer upon each delivery.
Online Marketplaces—Online marketplaces revenue consists of sales of toys & accessories sold through major online marketplaces. Online marketplaces revenue is recognized at a point in time, as control is transferred, upon delivery of goods to the end customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products.
The Company evaluated principal versus agent considerations to determine whether it is appropriate to record seller fees paid to the marketplaces as an expense or as a reduction of revenue. Seller fees charged by third-party marketplaces are recorded as general and administrative expense and are not recorded as a reduction of revenue as the Company owns and controls all the goods before they are transferred to the end customer. The Company can, at any time, direct the marketplaces and similarly with other third-party logistics providers, to return the Company’s inventory to any location specified by the Company. Any returns made by customers directly to third-party logistics providers are the responsibility of the Company to make customers whole and the Company retains the inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes the prices of its products, can determine who fulfills the goods to the customer (third-party online marketplaces or the Company) and can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in these arrangements.
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
Sales Tax—As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted to the appropriate governmental tax authority on behalf of the customer. Sales tax collected from customers is not considered revenue and is included in accrued and other current liabilities until remitted. Total sales tax accrued was $6.3 million and $7.8 million, as of March 31, 2024 and 2023, respectively. As of March 31, 2024 and 2023, $2.1 million and $2.7 million of the sales tax accrued had been collected but not remitted, respectively.
On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc. that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have positioned themselves to require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state and accordingly, the Company recorded a liability in those periods in which it created economic nexus based on each state’s requirements. Total sales tax (income)/ expense recorded related to economic nexus was $0.9 million, $(0.4) million and $0.6 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.
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
The Company reviews current business trends and forecasts, and inventory aging to determine adjustments which it estimates will be needed to liquidate existing excess inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market, as applicable. The Company believes that all inventory write-downs required at March 31, 2024, have been recorded. The Company’s historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of war in Israel and the Ukraine and rising tensions between the U.S. and China and their broader macroeconomic implications or the COVID-19 pandemic and the supply chain and logistics disruptions globally, it is possible that the required level of inventory reserves would need to be adjusted.
As of March 31, 2024 and 2023, the Company has recorded reserves to reflect inventories at their estimated net realizable value. The reserve balance as of March 31, 2024 and 2023 was $3.5 million and $4.0 million, respectively.
Cost of Revenues—Cost of revenues includes the purchase price of inventory sold, inbound freight costs associated with inventory, shipping supply costs, and inventory shrinkage costs.
General and Administrative—General and administrative expenses include compensation and benefits costs, including stock-based compensation expense, facility costs, insurance, professional service fees, donations of goods in kind and other general overhead costs including depreciation and amortization and account management support teams, as well as commissions. General and administrative expense also includes processing fees charged by third parties that provide payment processing services for credit cards. For the fiscal years ended March 31, 2024, 2023 and 2022 the Company recorded payment processing fees of $10.6 million, $11.3 million and $10.8 million, respectively, within general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Shipping and Fulfillment Cost—Shipping and fulfillment costs represent those costs incurred in operating and staffing fulfillment, including costs attributable to receiving, inspecting, picking, packaging and preparing customer orders for shipment, outbound freight costs associated with shipping orders to customers, and responding to inquiries from customers. Shipping generally occurs prior to the transfer of control to the customer and is therefore accounted for as a fulfillment expense. In circumstances where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for shipping and handling activities as a fulfillment cost rather than an additional promised service. Shipping and handling fees billed to the customers are recorded as revenue. During the years ended March 31, 2024, 2023, and 2022, the Company expensed $139.8 million, $157.0 million and $158.6 million, respectively, for shipping and fulfillment costs within general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Advertising Costs—Costs associated with the Company’s advertising is expensed as incurred and are included in advertising and marketing expense in the consolidated statements of operations and comprehensive loss. During the fiscal years ended March 31, 2024, 2023, and 2022, the Company expensed $66.3 million, $55.7 million and $63.7 million, respectively, for advertising costs, which is comprised primarily of print and internet advertising, and agency fees.
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
Related Party Transactions—Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. During the fiscal year ended March 31, 2024 the Company completed a repurchase of 300,000 shares of the Company’s common stock for $0.3 million from a former director. Refer to Note 7 “Related Party Transactions” for further information. During the fiscal year ended March 31, 2023 and March 31, 2022 there were no material related party arrangements.
Recently Issued Accounting Pronouncements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued this ASU to update income tax disclosure requirements, primarily related to the income tax rate reconciliation and income taxes paid information. This update is effective beginning with the Company’s fiscal year ended March 31, 2025 annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s fiscal year ended March 31, 2025, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the fiscal years ended March 31, 2024, 2023, and 2022 were as follows (in thousands):

	Fiscal Year Ended
	March 31,
	2024	2023	2022
Revenue
Direct to Consumer:
Toys & Accessories (1)	$284,676	$307,045	$294,253
Consumables (1)	151,770	164,949	153,821
Total Direct to Consumer	$436,446	$471,994	$448,074
Commerce	53,738	63,321	59,332
Revenue	$490,184	$535,315	$507,406
(1) The allocation between Toys & Accessories and Consumables includes estimates and was determined utilizing data on stand-alone selling prices that the Company charges for similar offerings, and also reflects historical pricing practices. The fiscal year ended March 31, 2022 disaggregated revenue information for Direct to Consumer revenue has been reclassified to conform with the current presentation to allocate revenue between Toys & Accessories and Consumables.
Contract Liability
The Company’s contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.
Deferred revenue was $26.0 million, $27.8 million, and $31.5 million as of March 31, 2024, 2023, and 2022, respectively. During the fiscal years ended March 31, 2024, 2023, and 2022, the Company recognized $27.8 million, $31.5 million, and $26.3 million of revenue included in deferred revenue as of March 31, 2023, 2022, and 2021, respectively.
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

4.     PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment consisted of the following as of March 31, 2024 and 2023:

	March 31,
	2024	2023
Computer equipment, software, and domain names	$6,614	$6,799
Warehouse machinery and equipment	14,988	14,488
Furniture and fixtures	2,433	2,417
Leasehold improvements	21,834	21,668
Construction in process	766	7,842
Total property and equipment	46,635	53,214
Less: accumulated depreciation	(21,095)	(13,363)
Property and equipment—net	$25,540	$39,851

Intangible assets consisted of the following as of March 31, 2024 and 2023:

	March 31,
	2024	2023
Internally developed software	$20,813	$8,991
Less: accumulated amortization	(8,892)	(4,901)
Intangible assets—net	$11,921	$4,090
Total depreciation expense for property and equipment during the fiscal years ended March 31, 2024 and 2023 was $7.9 million and $6.9 million, respectively. Total amortization expense for internally developed software during the fiscal years ended March 31, 2024, 2023, and 2022 was $4.7 million, $2.5 million, and $1.5 million, respectively. Amortization expense related to finance leases amounted to $0.2 million, $0.3 million, and $0.6 million for fiscal years ended March 31, 2024, 2023, and 2022, respectively. During the fiscal year ended March 31, 2024 the Company recorded a non-cash impairment of $2.6 million relating to previously capitalized software and a non-cash impairment of $0.5 million relating to prepaid assets due to a strategic shift which led to a termination of a contract for an e-commerce platform. No impairment of internally developed software was recorded during the fiscal years ended March 31, 2023 and 2022. Depreciation, amortization and impairment expense is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
As of March 31, 2024 and 2023, equipment that was leased under finance leases and included in property and equipment, net in the consolidated balance sheets was $0.7 million and $0.4 million, respectively.

5.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following as of March 31, 2024 and 2023:

	March 31,
	2024	2023
Warrant liability	$391	$3,129
Sales tax payable	6,310	7,778
Accrued compensation costs	4,866	5,510
Accrued licensing fees	136	215
Accrued professional and legal fees	1,116	1,593
Accrued marketing costs	5,171	5,601
Accrued shipping and fulfillment costs	4,260	2,267
Other accrued expenses	8,240	5,882
Accrued and other current liabilities	$30,490	$31,975

6.    DEBT
As of March 31, 2024 and 2023, long-term debt consisted of the following:

	March 31,
	2024	2023
2025 Convertible Notes	$40,644	$83,525
Less: deferred financing fees and debt discount	(718)	(2,304)
Total long-term debt	$39,926	$81,221

During the fiscal years ended March 31, 2024, 2023, and 2022, the Company incurred interest expense of $4.4 million, $5.4 million, and $5.5 million, respectively, on the Consolidated Statements of Operations. Interest expense for the fiscal years ended March 31, 2024, 2023, and 2022 included deferred financing fees and debt discount amortization of $0.6 million, $0.7 million, and $0.8 million, respectively. Additionally, as of March 31, 2024 and 2023, the Company had accrued interest of $0.7 million and $1.5 million, respectively, within Other long-term liabilities on the Consolidated Balance Sheet.
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
The 2025 Convertible Notes are governed by the Indenture. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1st of each year commencing December 1, 2021, compounded annually. As of March 31, 2024, the effective interest rate is 6.60%. The accrued interest of $2.1 million and $4.4 million was paid-in-kind through an increase of the outstanding principal on the 2025 Convertible Notes on December 1, 2023 and 2022, respectively.
If the 2025 Convertible Notes are not converted into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of March 31, 2024. Therefore, the Company did not record a derivative liability related to these features as of March 31, 2024. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
On November 2, 2023, the Company repurchased $45.0 million of the $83.5 million of outstanding aggregate principal amount of the 2025 Convertible Notes from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated notes purchase agreement (the “Agreement”) among the Company and the Holders.
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
As of March 31, 2024 and 2023, the Company had $40.6 million and $83.5 million, respectively, of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement respectively.
Western Alliance Bank—Revolving Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in December 2023. After giving effect to this most recent amendment, the maturity date of the Credit Facility is December 13, 2024. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of the Company’s subsidiaries and secured by substantially all of their assets.
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
As of March 31, 2024 and March 31, 2023, there were no outstanding borrowings under the Credit Facility. As of March 31, 2024 and March 31, 2023, the Company was compliant with its financial covenants.
7.    RELATED PARTY TRANSACTIONS
During the fiscal year ended March 31, 2024, the Company repurchased, outside of its share repurchase plan, 300,000 shares of the Company’s common stock, held by a former director for total consideration of $0.3 million. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. There were no related party transactions during the fiscal years and March 31, 2023 and 2022.
8.    STOCKHOLDERS’ EQUITY
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
During the fiscal year ended March 31, 2024, the Company purchased 4,343,589 shares of its common stock under the program in open market transactions for $5.9 million at an average price of $1.36. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. As of March 31, 2024, $1.6 million of the shares authorized for issuance under the stock repurchase program remained available for future share repurchases. Treasury stock activity also includes the Company’s common stock repurchased in conjunction with a related party transaction. See Note 7, “Related Party Transactions,” for additional details.

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

For each fiscal year beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan may be increased by a number, determined and approved by the Board on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2023, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 8,876,143 shares. As of March 31, 2024, 20,188,141 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no remaining shares available for grant under the 2011 Plan. Periodically, the Company issues new hire, promotion and other awards under the 2021 Stock Plan and awards may be forfeited resulting in the underlying shares returning to the 2021 Stock Plan.
The 2011 and 2021 Plans (together, the “Plans”) are administered by the Company’s Compensation Committee of its Board (the “Compensation Committee”). The exercise prices, vesting and other restrictions are determined by the Board, except that the exercise price per share of a stock option may not be less than 100% of the fair value of the common share on the date of grant. Stock options awarded under the Plans typically expire 10 years after the date of grant and generally have vesting conditions of 25% on the first anniversary of the date of grant and 75% on a monthly basis at a rate of 1/36th, unless otherwise determined by the Compensation Committee. Restricted stock units (“RSUs”) awarded under the plan for the purchase of common stock will vest based on continued service which is generally four years. The grant date fair value of the award will be recognized as compensation expense over the requisite service period. The fair value of the RSUs is estimated on the date of grant based on the fair value of the Company’s common stock. The Plans provide that the Compensation Committee shall determine the vesting conditions of awards granted under the Plans, and the Compensation Committee has, from time to time, approved vesting schedules for certain awards that deviate from the vesting conditions described in this paragraph.
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
The fair value assumptions used to determine the fair value of ESPP rights were estimated on the grant dates using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,
	2024	2023	2022
Expected term (years)	0.5	0.5	N/A
Expected volatility	61.9 - 77.6%	76.9 - 97.5%	N/A
Risk-free interest rate	5.4 - 5.4%	2.80 - 4.80%	N/A
Expected dividend yield	—%	—%	N/A
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
For the fiscal year ended March 31, 2024, employees who elected to participate in the ESPP purchased a total of 545,133 shares of common stock at an average price of $0.90, resulting in cash proceeds to the Company of approximately $0.5 million. ESPP employee payroll contributions accrued as of March 31, 2024 were $0.2 million, and are included within accrued and other current liabilities in the consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.
Stock Option Activity
The following is a summary of stock option activity for the fiscal year ended March 31, 2024:

	Number Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2023	16,623,587	2.79	4.56	$2.7
Granted	1,120,000	1.17
Exercised	(126,816)	0.79
Cancelled or forfeited	(863,155)	5.63
Expired	(4,635,617)	2.61
Outstanding as of March 31, 2024	12,117,999	$2.52	5.14	$1.7
Vested and expected to vest as of March 31, 2024	11,962,962	$2.50	5.10	$1.7
Exercisable as of March 31, 2024	9,235,801	$2.45	4.52	$1.6
The weighted-average grant-date fair value of options granted during the years ended March 31, 2024, 2023 and 2022 was $1.17, $2.75 and $4.10 respectively.
The aggregate intrinsic value of options exercised during the year ended March 31, 2024, 2023 and 2022 was $0.1 million, $1.6 million and $44.7 million respectively.

As of March 31, 2024, there was $2.9 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average remaining vesting period of 1.88 years.
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. During the years ended March 31, 2024, 2023, and 2022 the weighted average of the assumptions used in the Black-Scholes option pricing model were as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Expected term (years)	5.26	4.38	5.24
Expected volatility	73.71%	70.43%	62.96%
Risk-free interest rate	4.21%	3.30%	1.16%
Expected dividend yield	—%	—%	—%
Restricted Stock Unit (“RSU”) Activity
The following table summarizes the activity related to the Company’s RSUs for Fiscal Year Ended March 31, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of March 31, 2023	8,151,777	$3.24
Granted	10,402,320	$1.16
Released	(2,793,320)	$3.32
Forfeited	(3,482,788)	$2.45
Unvested and outstanding as of March 31, 2024	12,277,989	$1.68
The following table summarizes the weighted average grant-date fair value of RSUs and total fair value of vested RSUs for the periods presented:

	Fiscal Year Ended March 31,
	2024	2023	2022
Weighted average grant-date fair value of RSUs	$1.16	$2.79	$5.34
Total fair value of released RSUs (in millions)	$3.3	$2.4	$0.1
As of March 31, 2024, total unrecognized compensation expense related to RSUs was $12.3 million and is expected to be recognized over a weighted average period of 2.77 years. The fair value for RSUs is established based on the market price of the Company’s common stock on the date of grant.
Market-based Award
On April 15, 2022, pursuant to the 2021 Plan, the Company granted its Chief Executive Officer a market condition performance option award for the purchase of up to 600,000 shares of the Company’s common stock. The award had a grant date fair value of approximately $0.7 million using a Monte Carlo simulation model. Options under this market-based award will vest based on achievement of stock price targets of the Company's common stock. The right to purchase 200,000 shares of common stock under the options vests when the stock price meets or exceeds $8.00 per share for 30 consecutive days, the right to purchase 200,000 shares of common stock under the options vest when the stock price meets or exceeds $12.00 per share for 30 consecutive days, and the right to purchase 200,000 shares of common stock under the options vests when the stock price meets or exceeds $16.00 per share for 30 consecutive days. These market-based conditions must be met in order for this option award to vest, and it is therefore possible that no awards would ultimately vest. These options expire on April 15, 2025 regardless of whether any of the options have vested. The Company will recognize compensation expense for this award regardless of whether such conditions are met. The fair value is expensed over the requisite service period.
The fair value of each market-based award is estimated on the date of grant using the Monte Carlo model that uses the assumptions noted in the following table:

	Fiscal Year Ended March 31,
	2024	2023	2022
Expected volatility	N/A	70.10%	N/A
Risk-free interest rate	N/A	2.70%	N/A
Expected dividend yield	N/A	—%	N/A
Stock-Based Compensation
The following table summarizes the total stock-based compensation expense by function and by type of award for the fiscal years ended March 31, 2024, 2023, and 2022 (in thousands):

	Fiscal Year ended
	March 31,
	2024	2023	2022
General and administrative	$11,754	$13,578	$17,063
Advertising and marketing	1,177	1,233	797
Total stock-based compensation expense	$12,931	$14,811	$17,861

Stock-based compensation expense by type of award
RSUs	$8,268	$8,598	$4,188
Stock options	3,803	5,638	13,673
Management Incentive Program	284	—	—
Market-based award	304	406	—
ESPP	272	169	—
Total stock-based compensation expense	$12,931	$14,811	$17,861

10.    LEASES
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

The Company’s finance leases as of March 31, 2024 and March 31, 2023 were not material and were included in property and equipment, net, on the Company’s consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets as of March 31, 2024 and 2023 (in thousands):

		March 31,
Leases	Consolidated Balance Sheets Location	2024	2023

Assets
Operating	Operating lease right-of-use assets	$32,793	$36,892
Total operating lease assets		$32,793	$36,892
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,294	$5,484
Operating lease liabilities (non-current)	Operating lease liabilities	$42,599	$47,240
Total operating lease liabilities		$47,893	$52,724
The following schedule represents the components of operating lease expense for the fiscal years ended March 31, 2024 and 2023 (in thousands):

		Fiscal Year Ended
	Consolidated Statements of Operations and Comprehensive Loss Location	March 31, 2024	March 31, 2023
Operating lease costs	General and administrative	$7,606	$9,039
Short-term lease costs	General and administrative	56	289
Sublease income	Other income	(801)	(708)
Total lease costs		$6,861	$8,620
As of March 31, 2024, the Company’s maturity of operating lease liabilities in the years through March 31, 2029, and thereafter are as follows (in thousands):

Operating Leases
2025	$8,476
2026	8,625
2027	7,446
2028	6,474
2029	6,723
Thereafter	31,917
Total lease payments	69,661
Less: imputed interest	(21,768)
Present value of lease liabilities	$47,893
Other operating leases information:

	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$8,336	$7,022
Right-of-use assets obtained in exchange for new lease liabilities	$—	$25,628
Weighted-average remaining term (years)	10.2	10.4
Weighted average discount rate	7.1%	6.9%
11.    COMMITMENT AND CONTINGENCIES
Litigation
On March 20, 2024, three alleged shareholders filed a putative class action complaint in the lawsuit styled Kenville v. Northern Star Sponsor LLC, et al., Case No. 2024-276, which is pending in the Delaware Court of Chancery. The complaint is brought against (a) certain officers and directors of Northern Star Acquisition Corp. at the time of its proposed acquisition of Legacy BARK, (b) Northern Star Sponsor, LLC, and (c) two of the founders of Legacy BARK. The alleged class consists of Company stockholders who held stock as of the redemption deadline and who elected not to redeem all or some of their stock, and the claims alleged are for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and unjust enrichment. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.
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

12.    INCOME TAXES
A reconciliation of the Company’s effective tax rate to the United States federal income tax rate is as follows:

	March 31,
	2024	2023	2022
Federal statutory rate	21.00%	21.00%	21.00%
Permanent differences	(0.19)	(0.23)	(1.51)
State taxes, net of federal benefits	(0.27)	3.54	8.85
Change in valuation allowance	(14.08)	(23.68)	(42.85)
Interest expense	(2.06)	(1.51)	(1.33)
Warrant mark-to-market	1.56	1.83	10.11
Stock-based compensation	(5.71)	(3.84)	5.64
Other deferred adjustments	(0.25)	2.89	0.09
Total	—%	—%	—%
The components of the Company’s deferred taxes are as follows (in thousands):

	As of March 31,
	2024	2023
Net operating loss carryforwards	$67,974	$59,170
Charitable contributions	1,073	1,054
Interest expense	1,674	3,577
Lease liabilities	8,900	7,441
UNICAP	3,385	5,076
Stock compensation	4,317	4,387
Accruals and other	3,572	3,507
Depreciation	329	107
Total deferred tax assets	91,224	84,319
Valuation allowance	(85,620)	(80,405)
Net deferred tax assets	5,604	3,914

Lease right-of-use asset	(5,604)	(3,914)
Total deferred tax liabilities	(5,604)	(3,914)
Net deferred tax assets	$—	$—

As of March 31, 2024, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $281.2 million, of which $60.5 million begin to expire in 2031 and $220.8 million can be carried forward indefinitely. The Company also had state NOLs of approximately $172.1 million, of which $145.2 million begin to expire at various times in 2024 through 2031 and $26.9 can be carried forward indefinitely. In addition, the Company has foreign NOLs of approximately $0.1 million, which begin to expire in 2026.
As of March 31, 2023, the Company had federal NOLs of approximately $243.7 million, of which $60.5 million begin to expire in 2031 and $183.2 million can be carried forward indefinitely. The Company also had state NOLs of approximately $153.7 million which begin to expire in 2031. The Company’s foreign NOLs as of March 31, 2023 were not material.
The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has completed a formal study through March 31, 2022 to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. As a result of the study, it was determined that BarkBox, Inc. experienced an ownership change on July 8, 2014; however, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. The Company has not completed a formal study related to Northern Star Acquisition Corp. and its separate NOLs from periods prior to the Merger. However, any potential ownership change is not expected to result in any of the NOLs expiring unutilized.
The Company has recorded a valuation allowance against its deferred tax assets in each of the fiscal years ended March 31, 2024 and 2023, because the Company’s management believes that it is more likely than not that these assets will not be realized. As a result of generating additional net operating losses, the valuation allowance increased by approximately $5.2 million, from $80.4 million as of March 31, 2023 to $85.6 million as of March 31, 2024.
The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended March 31, 2024, 2023 and 2022. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company is subject to U.S. federal income tax and state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for the tax years since 2019; currently, no federal or state income tax returns are under examination by the respective taxing authorities. To the extent the Company has tax attributes carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS and the state tax authorities to the extent utilized in a future period.
13.    OTHER INCOME —NET
Other income—net consisted of the following:

	Fiscal Year Ended March 31
	2024	2023	2022
Other income	$762	$1,334	$275
Change in fair value of warrants	2,738	5,350	33,196
Gain (Loss) on extinguishment of debt	1,828	—	(2,024)
Loss on warrant exercise	—	—	(101)
Other income-net	$5,328	$6,684	$31,346

14.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Fiscal Year Ended March 31
	2024	2023	2022
Numerator:
Net loss	$(37,010)	$(61,519)	$(68,299)
Net loss attributable to common stockholders—basic and diluted	$(37,010)	$(61,519)	$(68,299)
Denominator:
Weighted average common shares outstanding—basic and diluted	177,260,581	176,717,509	156,201,601

Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.35)	$(0.44)
For the fiscal years ended March 31, 2024, 2023 and 2022, the Company’s potential dilutive securities, which include stock options, RSUs, warrants and convertible notes have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for each of the fiscal years ended March 31, 2024, 2023 and 2022.
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at March 31, 2024, 2023 and 2022 from the computation of diluted net loss per share attributable to common shareholders for the fiscal years ended March 31, 2024, 2023 and 2022 because including them would have had an anti-dilutive effect.

	As of
	March 31,
	2024	2023	2022
Redeemable convertible preferred stock as converted to common stock		—	—
Stock options to purchase common stock	12,113,905	16,019,476	19,331,636
Restricted stock units	12,277,989	8,188,054	4,134,053
Warrants to purchase common stock	13,036,333	13,036,333	13,036,333
2025 Convertible Notes as converted to common stock	4,138,926	8,505,620	8,062,230
Employee stock purchase plan	296,335	278,111	—
The Company also had convertible notes outstanding for the fiscal year ended March 31, 2024, which could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Since the necessary conditions for the conversion of these instruments had not been satisfied during the fiscal year ended March 31, 2024, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 6, “Debt,” for additional details.
15.    SEGMENTS
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has two reportable segments: Direct to Consumer and Commerce. The Direct to Consumer segment derives revenue from the sale of toys & accessories and consumables through BarkBox, Super Chewer, and the Company’s consumables website, bark.co. The Commerce segment today derives revenue primarily from the sale of individual toys through major retailers and online marketplaces. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. There are no internal revenue transactions between the Company’s segments.
The CODM reviews revenue and gross profit for both of the reportable segments. Gross profit is defined as revenue less cost of revenue incurred by the segment. The Company does not allocate assets at the reportable segment level as these are managed on an entity wide group basis and, accordingly, the Company does not report asset information by segments.
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Fiscal Year Ended March 31
	2024	2023	2022
Direct to Consumer:
Revenue	$436,446	$471,994	$448,074
Cost of revenue	157,578	186,666	187,991
Gross profit	278,868	285,328	260,083
Commerce:
Revenue	53,738	63,321	59,332
Cost of revenue	30,454	40,534	37,309
Gross profit	23,284	22,787	22,023
Consolidated:
Revenue	490,184	535,315	507,406
Cost of revenue	188,032	227,200	225,300
Gross profit	$302,152	$308,115	$282,106

16.    401(k)
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Subject to certain Internal Revenue Service (“IRS”) limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company’s Board. Effective April 1, 2022, the Company began making matching contributions to the 401(k) plan. The expense related to the matching contributions was $1.6 million and $0.5 million for the fiscal years ended March 31, 2024 and March 31, 2023, respectively.
17.    SUBSEQUENT EVENTS
Stock repurchase program
On June 3, 2024 the Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $15.0 million of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases.
Under the stock repurchase program, the Company may repurchase up to $15.0 million of its outstanding common stock. The stock repurchase program permits the Company to repurchase shares of common stock at any time or from time to time at management’s discretion in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws. The timing, price and volume of common stock repurchases will be based on a number of factors, including market conditions, relevant securities laws, and other considerations. The stock repurchase program is not subject to a termination or expiration date, and it does not obligate the Company to acquire any specific number of shares of common stock. The stock repurchase program is expected to be funded by cash on hand.
ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2024.
Changes in internal controls
There have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of March 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
During the year ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Exchange Act.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.
Code of Conduct, Governance Guidelines and Committee Charters
We have adopted a Code of Conduct that applies to all of our employees and directors. The Code of Conduct and is posted on our website at https://investors.bark.co/governance/governance-documents/. We will post any amendments to or waivers from the Code of Conduct at that location.

We have also adopted Corporate Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. Each of these documents is available on our website at https://investors.bark.co/governance/governance-documents/.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.
38

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT AND FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.

39

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
Consolidated Financial Statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements included in this Annual Report on Form 10-K in Part II, Item 8 “Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules:
Financial statement schedules are omitted because they are not applicable or are not required or the information is included elsewhere in this Annual Report on Form 10-K
(a)(3) & (b):

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Incorporated by Reference
No.	Description of Exhibit	Filed or Furnished Herewith	Form	File No.	Date Filed
2.1	Agreement and Plan of Reorganization, dated as of December 16, 2020, by and among Northern Star Acquisition Corp., NSAC Merger Sub Corp. and Barkbox, Inc.		8-K	001-39691	12/17/2020
3.1	Third Amended and Restated Certificate of Incorporation of BARK, Inc.		8-K	001-39691	11/23/2021
3.2	Amended and Restated Bylaws of BARK, Inc.		8-K	001-39691	11/23/2021
4.1	Description of registered securities		10-K	001-39691	6/7/2021
4.2	Specimen Share Certificate		S-1	333-249138	10/14//2020
4.3	Specimen Warrant Certificate		S-1	333-249138	10/14//2020
4.4	Warrant Agreement, dated as of November 10, 2020, between Continental Stock Transfer & Trust Company and the Registrant		S-1	333-249138	10/14//2020
4.5	Indenture, dated as of November 27, 2020, between BarkBox, Inc. and U.S. Bank National Association, as Trustee and Collateral Agent		S-4	333-252603	2/1/2021
4.6	Supplemental Indenture #1, dated as of April 30, 2021, between Legacy BARK, BarkPark, LLC and Barkretail, LLC		S-1	333-257306	6/23/2021
4.7	Supplemental Indenture #2, dated as of June 2, 2021, between Bark, Bark International, LLC and The Original Bark		S-1	333-257306	6/23/2021
4.8	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated July 21, 2015		S-4	333-252603	2/1/2021
4.9	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated April 1, 2016		S-4	333-252603	2/1/2021
4.10	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated December 3, 2018		S-4	333-252603	2/1/2021
4.11	Form of Warrant to purchase shares of BarkBox, Inc. preferred stock dated October 12, 2017		S-4	333-252603	2/1/2021
4.12	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated December 7, 2018		S-4	333-252603	2/1/2021
40

4.13	Omnibus Amendment to Warrants to purchase shares of BarkBox, Inc. stock dated July 31, 2020		S-4	333-252603	2/1/2021
4.14	Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the investors listed on Schedule A thereto, dated May 16, 2016		S-4	333-252603	2/1/2021
4.15	First Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other signatories thereto, dated December 20, 2016		S-4	333-252603	2/1/2021
4.16	Second Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated November 27, 2020		S-4	333-252603	2/1/2021
4.17	Third Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated December 16, 2020		S-4	333-252603	2/1/2021
10.1	Investment Management Trust Agreement, dated as of November 10, 2019, between Continental Stock Transfer & Trust Company and the Registrant		8-K	001-39691	11/13/2020
10.2#	2011 Stock Incentive Plan		S-4	333-252603	2/1/2021
10.3#	2021 Equity Incentive Plan		S-8	333-258596	8/6/2021
10.4#	2021 Employee Stock Purchase Agreement		S-8	333-258596	8/6/2021
10.5#	Form of Indemnity Agreement		S-4	333-252603	2/1/2021
10.6	Form of Convertible Secured Note due 2025 (included in Exhibit 4.5)		S-4	333-252603	2/1/2021
10.7	Lease Agreement by and between Barkbox, Inc. and 221 Canal Street LLC, dated September 16, 2013		S-4	333-252603	2/1/2021
10.8	Lease, dated October 29, 2021, between 120 Broadway Holdings, LLC and Barkbox, Inc.		8-K	001-39691	11/4/2021
10.9#	Form of Severance and Change In Control Agreement		10-K	001-39691	May 31, 2022
19	Insider Trading Policy	X
21.1	List of subsidiaries		10-K	001-39691	6/7/2021
23.1	Consent of Deloitte & Touche LLP	X
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
41

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Policy on Recoupment of Incentive Compensation	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Indicates management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BARK, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
42

ITEM 16. FORM 10-K SUMMARY
None.
43

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARK, Inc.

June 3, 2024	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

June 3, 2024	/s/ Zahir Ibrahim
Zahir Ibrahim
Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

June 3, 2024	/s/ Brian Dostie
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

44

Signature		Title	Date

		Chief Executive Officer	June 3, 2024
By:	/s/ Matt Meeker	(Principal Executive Officer)
Matt Meeker

		Chief Financial Officer	June 3, 2024
By:	/s/ Zahir Ibrahim	(Principal Financial Officer)
Zahir Ibrahim

		Controller	June 3, 2024
By:	/s/ Brian Dostie	(Principal Accounting Officer)
Brian Dostie

By:	/s/ Paulette Dodson	Director	June 3, 2024
Paulette Dodson

By:	/s/ Larry Bodner	Director	June 3, 2024
Larry Bodner

By:	/s/ Jim McGinty	Director	June 3, 2024
Jim McGinty

By:	/s/ Elizabeth McLaughlin	Director	June 3, 2024
Elizabeth McLaughlin

By:	/s/ Michele Meyer	Director	June 3, 2024
Michele Meyer

By:	/s/ Henrik Werdelin	Director	June 3, 2024
Henrik Werdelin
45