Form 10-Q
period 2024-06-30
Bark, Inc.
filed 2024-08-07
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, there were 173,549,210 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	March 31,
	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,795	$125,495
Accounts receivable—net	7,058	7,696
Prepaid expenses and other current assets	6,935	4,379
Inventory	80,428	84,177
Total current assets	212,216	221,747
PROPERTY AND EQUIPMENT—NET	23,538	25,540
INTANGIBLE ASSETS—NET	10,732	11,921
OPERATING LEASE RIGHT-OF-USE ASSETS	31,836	32,793
OTHER NONCURRENT ASSETS	9,413	6,587
TOTAL ASSETS	$287,735	$298,588
LIABILITIES, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,825	$13,737
Operating lease liabilities, current	5,416	5,294
Accrued and other current liabilities	33,976	30,490
Deferred revenue	26,500	25,957
Total current liabilities	76,717	75,478
LONG-TERM DEBT	40,027	39,926
OPERATING LEASE LIABILITIES	41,196	42,599
OTHER LONG-TERM LIABILITIES	1,735	1,202
Total liabilities	159,675	159,205
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 181,116,471 and 180,176,725 shares issued	1	1
Treasury stock, at cost, 7,646,021 and 4,643,589 shares, respectively	(10,511)	(6,225)
Additional paid-in capital	495,408	492,427
Accumulated deficit	(356,838)	(346,820)
Total stockholders’ equity	128,060	139,383
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$287,735	$298,588
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2024	2023
REVENUE	$116,212	$120,591
COST OF REVENUE	42,946	47,555
Gross profit	73,266	73,036
OPERATING EXPENSES:
General and administrative	63,426	69,421
Advertising and marketing	20,432	17,619
Total operating expenses	83,858	87,040
LOSS FROM OPERATIONS	(10,592)	(14,004)
INTEREST INCOME	1,479	2,137
INTEREST EXPENSE	(711)	(1,379)
OTHER (EXPENSE) INCOME—NET	(215)	1,583
NET LOSS BEFORE INCOME TAXES	(10,039)	(11,663)
PROVISION FOR INCOME TAXES	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(10,039)	$(11,663)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.06)	$(0.07)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	175,561,535	177,681,579

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2024	180,176,725	$1	(4,643,589)	$(6,225)	$492,427	$(346,820)	$139,383
Net loss	—	—	—	—	—	(10,039)	(10,039)
Issuance for stock options exercised	327,913	—	—	—	145	—	145
Issuance for common stock vested	507,130	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	284,220	—	—	—	193	—	193
Common stock withheld for tax upon release	(179,517)	—	—	—	(255)	—	(255)
Repurchase of common stock	—	—	(3,002,432)	(4,286)	—	—	(4,286)
Excise tax from stock repurchases	—	—	—	—	(43)		(43)
Stock-based compensation	—	—	—	—	2,941	—	2,941
Cumulative translation adjustment	—	—	—	—	—	21	21
Balance - June 30, 2024	181,116,471	$1	(7,646,021)	$(10,511)	$495,408	$(356,838)	$128,060

Three months ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2023	177,647,754	$1	—	$—	$480,370	$(309,834)	$170,537
Net loss	—	—	—	—	—	(11,663)	(11,663)
Issuance for stock options exercised	85,956	—	—	—	81	—	81
Issuance for common stock vested	1,160,744	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	246,733	—	—	—	286	—	286
Common stock withheld for tax upon release	(380,587)	—	—	—	(530)	—	(530)
Stock-based compensation	—	—	—	—	3,225	—	3,225
Cumulative translation adjustment	—	—	—	—	—	2	2
Balance - June 30, 2023	178,760,600	$1	—	$—	$483,432	$(321,495)	$161,938

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,039)	$(11,663)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	2,879	2,868
Impairment of assets	799	—
Non-cash lease expense	957	1,073
Amortization of deferred financing fees and debt discount	101	185
Stock-based compensation expense	2,941	3,225
Provision for inventory obsolescence	1,229	600
Change in fair value of warrant liabilities and derivatives	391	(1,304)
Changes in operating assets and liabilities:
Accounts receivable	637	1,427
Inventory	2,521	11,269
Prepaid expenses and other current assets	(999)	(1,602)
Other noncurrent assets	343	(125)
Accounts payable and accrued expenses	2,396	(14,824)
Deferred revenue	542	(1,427)
Operating lease liabilities	(1,281)	(917)
Other liabilities	(1,625)	474
Net cash provided by (used in) operating activities	1,792	(10,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,043)	(2,972)
Net cash used in investing activities	(2,043)	(2,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease obligations	(54)	(58)
Proceeds from the exercise of stock options	145	81
Proceeds from issuance of common stock under ESPP	193	286
Tax payments related to the issuance of common stock	(255)	(530)
Excise tax from stock repurchases	(43)	—
Payments to repurchase common stock	(4,286)	—
Net cash used in financing activities	(4,300)	(221)

Effect of exchange rate changes on cash	21	2

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,530)	(13,932)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	130,704	183,068
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$126,174	$169,136

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	117,795	163,923
Restricted cash - Other noncurrent assets	8,379	5,213
Total cash, cash equivalents and restricted cash	$126,174	$169,136

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$97
Cash paid for interest	$50	$45
See notes to condensed consolidated financial statements

BARK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
BARK, Inc., is an omnichannel brand serving dogs across two categories, toys & accessories, and consumables. The Company is located and headquartered in New York, New York.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of BARK, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended March 31, 2024 and 2023 contained in the Annual Report on Form 10-K filed with the SEC on June 3, 2024.
The consolidated balance sheet as of March 31, 2024, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, required on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2025, or any other period.
There have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of March 31, 2024 and 2023.
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

The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. The most significant estimates relate to determination of fair value of the Company’s allowance for uncollectible accounts receivable, excess and obsolete inventory, stock-based compensation, stand-alone selling price of Direct to Consumer offerings and fair value of right-of-use assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and records adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At June 30, 2024 and March 31, 2024, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$24,508	$—	$—	$24,508
	$24,508	$—	$—	$24,508

Liabilities
Public warrant liability(2)	$509	$—	$—	$509
Private warrant liability(2)	—	273	—	273
	$509	$273	$—	$782

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$52,900	$—	$—	$52,900
	$52,900	$—	$—	$52,900
Liabilities
Public warrant liability(2)	$254	$—	$—	$254
Private warrant liability(2)	—	137	—	137
	$254	$137	$—	$391
______________
(1)As of June 30, 2024 and March 31, 2024, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market account is included in cash and cash equivalents.
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
The Company evaluated its warrants under Accounting Standards Codification (“ASC”) ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the warrants have been recorded as current liabilities on the balance sheet at fair value upon issuance, with subsequent changes in their respective fair values recognized in other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss at each reporting date. See further disclosure on the change in fair value of Public and Private Warrant liabilities within Note 10, “Other (Expense) Income - Net.”
Restricted Cash—The Company has restricted cash to secure a letter of credit for four of its leases, restricted cash is expected to be maintained as a security deposit for the duration of each respective lease. The Company also has cash held as collateral under surety bond requirements of the Department of Transportation. As of June 30, 2024 and March 31, 2024, the Company has classified $8.4 million and $5.2 million, respectively, within other noncurrent assets, as restricted cash.
Concentration of Credit Risk and Major Customers and Suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with two financial institutions.
The Company’s accounts receivable are derived from sales contracts with large retail customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Accounts receivable, net was $7.1 million, $7.7 million, and $6.6 million as of June 30, 2024, March 31, 2024 and March 31, 2023, respectively.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three months ended June 30, 2024 and 2023, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 46% and 54% of gross accounts receivable as of June 30, 2024 and March 31, 2024, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 7.9% and 7.2% of total revenue for the three months ended June 30, 2024, and 2023, respectively.

Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended June 30, 2024 and 2023, the Company had two suppliers that accounted for 35% of total finished goods purchased and two suppliers that accounted for 31% of total finished goods purchased, respectively. The Company had one supplier that accounted for 11% and 17% of the accounts payable balance as of June 30, 2024 and March 31, 2024, respectively.
Recently Issued Accounting Pronouncements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued this ASU to update income tax disclosure requirements, primarily related to the income tax rate reconciliation and income taxes paid information. This update is effective beginning with the Company’s fiscal year ended March 31, 2025 annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.
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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Revenue
Direct to Consumer:
Toys & Accessories(1)	$70,569	$72,129
Consumables(1)	35,904	39,758
Other(2)	586	—
Total Direct to Consumer	$107,059	$111,887
Commerce	9,153	8,704
Revenue	$116,212	$120,591
(1) The allocation between Toys & Accessories and Consumables includes estimates and was determined utilizing data on stand-alone selling prices that the Company charges for similar offerings, and also reflects historical pricing practices.
(2) Other Direct to Consumer revenue is derived from BARK Air.
Contract Liability
The Company’s contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.

Deferred revenue was $26.5 million, $26.0 million, and $27.8 million as of June 30, 2024 and March 31, 2024, and March 31, 2023 respectively.
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
4.    DEBT
As of June 30, 2024 and March 31, 2024, long-term debt consisted of the following (in thousands):

	As of June 30,	As of March 31,
	2024	2024
2025 Convertible Notes	$40,644	$40,644
Less: deferred financing fees and debt discount	(617)	(718)
Total long-term debt	$40,027	$39,926

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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of June 30, 2024. Therefore, the Company did not record a derivative liability related to these features as of June 30, 2024. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
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
As of both June 30, 2024 and March 31, 2024, the Company had $40.6 million of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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
As of June 30, 2024 and March 31, 2024, there were no outstanding borrowings under the Credit Facility. As of June 30, 2024 and March 31, 2024, the Company was in compliance with its financial covenants.
5.    STOCKHOLDERS’ EQUITY
On August 17, 2023 and June 3, 2024, the Company respectively announced that its Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $7.5 million and $15.0 million, or $22.5 million in total, of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases, in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws. The Company’s stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of cash.
During the three months ended June 30, 2024, the Company repurchased a total of 3,002,432 shares of it’s common stock under the program for $4.3 million at an average price of $1.43. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. As of June 30, 2024, $12.0 million of the shares authorized for issuance under the two stock repurchase programs remained available for future share repurchases.
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
Beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan shall increase by a number, determined by the Company’s Board of Directors (the “Board”) on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2023, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 8,876,143 shares. There was no increase in the aggregate number of common stock that may be issued under the 2021 Plan in fiscal year 2025. As of June 30, 2024, 18,559,723 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no more shares available for grant under the 2011 Plan. Periodically, the Company issues new hire, promotion and other awards under the 2021 Stock Plan and awards may be forfeited resulting in the underlying shares returning to the 2021 Stock Plan.
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
Employee Stock Purchase Plan
In June 2021, the 2021 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. On the first day of each fiscal year commencing on April 1, 2022 and ending on (and including) March 31, 2041, the aggregate number of shares of common stock that may be issued under the ESPP shall increase by a number, determined by the Board on or before May 1st of such fiscal year, not to exceed the lesser of (i) one percent (1%) of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year or (ii) 1,500,000 shares of common stock. If the Board does not determine to increase the aggregate number of shares of common stock in the ESPP by May 1st of such fiscal year, such increase shall be zero.
In April 2023, the Board approved the authorization of an additional 1,500,000 shares of common stock that may be issued under the ESPP. There was no authorization of additional shares of common stock that may be issued under the ESPP in fiscal year 2025. A total of 4,885,901 shares of common stock have been reserved for future issuance under the ESPP.
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
During the three months ended June 30, 2024 and 2023, employees who elected to participate in the ESPP purchased a total of 284,220 and 246,733 shares of common stock, respectively, at an average price of $0.68 and $1.16, respectively. ESPP employee payroll contributions accrued as of June 30, 2024 were approximately $0.1 million, and are included within accrued and other current liabilities in the condensed consolidated balance sheet. Cash withheld via employee payroll deductions to purchase common stock is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the condensed consolidated statement of cash flows.
Stock Option Activity
During the three months ended June 30, 2024 and 2023, the Company granted to its employees equity awards to purchase an aggregate of 1,087,500 and 25,000 shares of common stock, respectively, with a weighted average exercise price of $1.37 and $1.08, respectively, vesting over a four-year period.
RSU Activity
During the three months ended June 30, 2024 and 2023, the Company granted to its employees RSUs for the purchase of 2,377,400 and 652,056 shares of common stock, respectively.
In July 2024, the Company approved the Fiscal Year 2025 Management Incentive Program (“2025 Incentive Program”). Under this program, each participant’s award is denominated in shares of common stock and is subject to attainment of BARK’s performance goals as established by the Compensation Committee of the Board for fiscal year 2025. The Company recorded a stock compensation expense of $0.2 million during the three months ended June 30, 2024.
Market-based Award
On April 15, 2022, pursuant to the 2021 Plan, the Company granted its Chief Executive Officer a market condition performance option award for the purchase of up to 600,000 shares of the Company’s common stock. The award had a grant date fair value of approximately $0.7 million using a Monte Carlo simulation model. Options under this market-based award will vest based on achievement of stock price targets of the Company's common stock. The right to purchase 200,000 shares of common stock under the options vests when the stock price meets or exceeds $8.00 per share for 30 consecutive days, the right to purchase 200,000 shares of common stock under the options vest when the stock price meets or exceeds $12.00 per share for 30 consecutive days, and the right to purchase 200,000 shares of common stock under the options vests when the stock price meets or exceeds $16.00 per share for 30 consecutive days. These market-based conditions must be met in order for this option award to vest, and it is therefore possible that no awards would ultimately vest. The Company has fully recognized the fair value of the award as compensation expense regardless of whether such conditions were met over the requisite service period.
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by expense caption and by type of award for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Stock-based compensation expense by expense caption
General and administrative	$2,684	$2,910
Advertising and marketing	257	315
Total stock-based compensation expense	$2,941	$3,225

Stock-based compensation expense by type of award
RSUs	$2,142	$1,915
Stock options	493	1,148
Management Incentive Program	248	—
Market-based award	—	106
ESPP	58	56
	$2,941	$3,225

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
The Company’s finance leases as of June 30, 2024 and March 31, 2024 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets (in thousands):

		As of	As of
Leases	Classification	June 30, 2024	March 31, 2024

Assets
Operating	Operating lease right-of-use assets	$31,836	$32,793
Total operating lease assets		$31,836	$32,793
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,416	$5,294
Operating lease liabilities (non-current)	Operating lease liabilities	$41,196	$42,599
Total operating lease liabilities		$46,612	$47,893
For both the three months ended June 30, 2024 and 2023 no assets were acquired in exchange for new operating lease liabilities. Lease expense for both periods primarily pertains to operating lease cost. Lease expense for operating leases was $1.8 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively. These lease expenses were included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Cash flows used in operating activities related to operating leases was approximately $1.3 million, and $0.9 million for the three months ended June 30, 2024 and 2023 respectively.
8.    COMMITMENTS AND CONTINGENCIES
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

9.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three months ended June 30, 2024 and 2023 due to the expected loss before income taxes to be incurred for the fiscal year ending March 31, 2025, and actual loss before income taxes incurred for the fiscal year ended March 31, 2024 as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

10.    OTHER (EXPENSE) INCOME—NET
Other (expense) income—net consisted of the following:

	Three Months Ended June 30,
	2024	2023
Other (expense) income—net:
Other income	$176	$279
Change in fair value of warrants	(391)	1,304
	$(215)	$1,583
11.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,
	2024	2023
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(10,039)	$(11,663)
Denominator:
Weighted average common shares outstanding—basic and diluted	175,561,535	177,681,579
Net loss per share attributable to common stockholders - basic and diluted	$(0.06)	$(0.07)
For the three months ended June 30, 2024 and 2023, the Company excluded the following potential dilutive securities, which include stock options, RSUs, warrants and convertible notes from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months ended June 30, 2024 and 2023.

	Three Months Ended
	June 30,
	2024	2023
Stock options to purchase common stock	11,548,010	12,145,719
Restricted stock units	13,475,758	6,991,779
Warrants to purchase common stock	13,036,333	13,036,333
2025 Convertible Notes as converted to common stock	4,194,811	8,620,467
Employee Stock Purchase Plan	263,954	250,600
The Company’s convertible notes outstanding for the three months ended June 30, 2024 could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three months ended June 30, 2024, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 4, “Debt,” for additional details.
12.    SEGMENTS
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has two reportable segments: Direct to Consumer and Commerce. The Direct to

Consumer segment derives revenue from the sale of toys & accessories and consumables through BarkBox, Super Chewer, and the Company’s consumables website, bark.co. This segment also includes revenue derived from BARK Air. The Commerce segment today derives revenue primarily from the sale of individual toys through major retailers and online marketplaces. The Company recently began selling treats through certain retail partners. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. There are no internal revenue transactions between the Company’s segments.
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
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Direct to Consumer: (1)
Revenue	$107,059	$111,887
Cost of revenue	38,051	42,304
Gross profit	69,008	69,583
Commerce:
Revenue	9,153	8,704
Cost of revenue	4,895	5,251
Gross profit	4,258	3,453
Consolidated:
Revenue	116,212	120,591
Cost of revenue	42,946	47,555
Gross profit	$73,266	$73,036
(1) Direct to Consumer segment gross profit include revenue and cost of revenue from BARK Air.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2024 contained in the Annual Report on Form 10-K filed with the SEC on June 3, 2024. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three months ended June 30, 2024 and 2023, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
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
Certain macroeconomic and global events, conditions and challenges
In the past, we have experienced increases in inbound freight costs due to the challenges in the import market, as transpacific ships and trade lanes were overburdened with volume and experienced a significant shortage of equipment and capacity due to macroeconomic challenges affecting the global supply chain, such as the COVID-19 pandemic, inflation and wars, armed conflicts or rising geopolitical tensions. Increases in freight costs and supply chain disruptions that would impact our business could be created or driven by market factors or international events, such as a global pandemic or other disruptions or disasters, inflation, war in the Middle East and the Ukraine and rising tensions between the U.S. and China.
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

	Three Months Ended June 30,

	2024	2023
Total Orders (in thousands)	3,442	3,560
Average Order Value	$30.94	$31.43
Direct to Consumer Gross Profit (in thousands)(1)	$69,270	$69,583
Direct to Consumer Gross Margin (1)	65.1%	62.2%
(1) Direct to Consumer Gross Profit and Direct to Consumer Gross Margin does not include the revenue or cost of goods sold from BARK Air.
Total Orders
We define Total Orders as the total number of Direct to Consumer orders shipped in a given period. These include all orders across all of our product categories, regardless of whether they are purchased on a subscription, auto-ship, or one-off basis. Total Orders excludes orders from BARK Air.
Average Order Value
Average Order Value (“AOV”) is Direct to Consumer revenue for the period divided by Total Orders for the same period. AOV excludes Direct to Consumer revenue from BARK Air.
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
Consumables—The majority of our consumables revenue today is derived from the treats and chews that are included in our BarkBox and Super Chewer boxes. Over the past two years, the Company has expanded into new and larger consumables markets such as kibble, toppers, supplements and dental products. The Company primarily sells these products via its website at bark.co, all of which can be purchased on a recurring, auto-ship, or one-off basis. Revenue related to bark.co is recognized at a point in time, as control is transferred to the customer upon each delivery.
Treats— Includes treats and chews included in our BarkBox and Super Chewer boxes, as well as the sale of treats on our consumables website. Many of our treats feature monthly themes, similar to our toys. Today, BARK is one of the largest treat brands in the U.S. by revenue. The Company recently began selling its new line of treats in 2,400 Target and PetSmart doors nationwide, and expects to further expansion of consumables in retail in the future.
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
BARK Air—Announced in April 2024, BARK Air is a first-of-its kind air travel experience tailored to dogs. The Company partnered with a jet charter company, offering premium flights for customers and their dogs. Interested parties can book flights at dogsflyfirst.com. Our charter partner is responsible for all aircraft, crew, maintenance, and insurance, allowing BARK to focus on creating a great travel experience for dogs and their people worldwide. We believe this initiative exemplifies the Company’s dog-first approach to curating the best products and services.

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
Interest Expense
Interest expense primarily consists of interest incurred under our convertible promissory notes agreement, and amortization of debt issuance costs.
Other (Expense) Income, Net
Other (expense) income, net, primarily consists of changes in the fair value of our warrant liabilities.

Results of Operations
We operate in two reportable segments to reflect the way our CODM reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2024	2023	% Change
	(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Loss Data:
Revenue
Direct to Consumer	$107,059	$111,887	(4.3)%
Commerce	9,153	8,704	5.2%
Total revenue	116,212	120,591	(3.6)%
Cost of revenue
Direct to Consumer	38,051	42,304	(10.1)%
Commerce	4,895	5,251	(6.8)%
Total cost of revenue	42,946	47,555	(9.7)%
Gross profit	73,266	73,036	0.3%
Operating expenses:
General and administrative	63,426	69,421	(8.6)%
Advertising and marketing	20,432	17,619	16.0%
Total operating expenses	83,858	87,040	(3.7)%
Loss from operations	(10,592)	(14,004)	(24.4)%
Interest income	1,479	2,137	(30.8)%
Interest expense	(711)	(1,379)	(48.4)%
Other (expense) income, net	(215)	1,583	(113.6)%
Net Loss before income taxes	(10,039)	(11,663)	(13.9)%
Net loss and comprehensive loss	$(10,039)	$(11,663)	(13.9)%

Comparison of the Three Months Ended June 30, 2024 and June 30, 2023
Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	$107,059	$111,887	$(4,828)	(4.3)%
Commerce	9,153	8,704	449	5.2%
Total revenue	$116,212	$120,591	$(4,379)	(3.6)%
Percentage of Revenue
Direct to Consumer	92.1%	92.8%
Commerce	7.9%	7.2%
Direct to Consumer revenue decreased by $4.8 million, or 4.3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was primarily driven by a 3.3%, or 0.1 million decrease in Total Orders, in addition to a $0.49, or 1.6% decrease in AOV.
Commerce revenue increased by $0.4 million, or 5.2% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily driven by sales volume from existing and new customers.
Gross Profit

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer (1)	$69,008	$69,583	$(575)	(0.8)%
Commerce	4,258	3,453	805	23.3%
Total gross profit	$73,266	$73,036	$230	0.3%
Percentage of revenue	63.0%	60.6%
(1) Direct to Consumer includes revenue and cost of goods sold from BARK Air.
Direct to Consumer gross profit decreased by $0.6 million while Commerce gross profit increased by $0.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The increase in Commerce gross profit is primarily attributable an increase in revenue and inbound freight and product cost improvements.
Gross profit as a percentage of revenue increased 2.5% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Direct to Consumer gross margin was 64.5%, 230 basis points higher than the same period last year and Commerce gross margin was 46.5%, 680 basis points higher than the same period last year. The increase in gross margin is primarily attributable to inbound freight and product cost improvements.

Operating Expenses
General and Administrative Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	( in thousands)
Other general and administrative	$29,026	$33,178	$(4,152)	(12.5)%
Shipping and fulfillment	34,400	36,243	(1,843)	(5.1)%
Total General and administrative	63,426	69,421	$(5,995)	(8.6)%
Percentage of revenue	54.6%	57.6%

Total general and administrative expense decreased by $6.0 million, or 8.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease during the period was primarily due to a decrease in shipping and fulfillment expense of $1.8 million due to lower volumes and lower rates from vendor consolidation, decreased compensation expense of $2.1 million due to a decrease in headcount in line with our cost reduction initiatives, and a release of an accrual for sales and use tax of $1.3 million due to a statute of limitations expiration. The remaining decrease in general and administrative costs is due to a reduction in rent, office expenses, other expenses.

Advertising and Marketing

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	( in thousands)
Advertising and marketing	$20,432	$17,619	$2,813	16.0%
Percentage of revenue	17.6%	14.6%
Advertising and marketing expense increased by $2.8 million, or 16.0%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is primarily attributable to marketing spend.
Interest Income

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	( in thousands)
Interest income	$1,479	$2,137	$(658)	(30.8)%
Percentage of revenue	1.3%	1.8%
Interest income decreased by $0.7 million, or 30.8%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in interest income is due to an overall decrease in cash in interest-bearing deposit accounts in line with the deployment of cash for the partial debt repayment of $44.4 million during the fiscal third quarter ended December 31, 2023 and share buybacks of $10.5 million as part of the share repurchase program which began during the fiscal second quarter ended September 30, 2023.

Interest Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	( in thousands)
Interest expense	$(711)	$(1,379)	$668	(48.4)%
Percentage of revenue	(0.6)%	(1.1)%
Interest expense decreased by $0.7 million for three months ended June 30, 2024 compared to the three months ended June 30, 2023. Interest expense for each period is derived from the Company’s 2025 Convertible Notes, as defined below. The decrease in interest expense is in line with the relief of outstanding principal associated with the partial debt extinguishment of $45.0 million during the fiscal third quarter ended December 31, 2023.

Other (Expense) Income, Net

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	( in thousands)
Other (expense) income, net	$(215)	$1,583	$(1,798)	-113.6%
Percentage of revenue	(0.2)%	1.3%
Other (expense) income, net decreased by $1.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in other expense was primarily due to fair value changes of our warrant liabilities of $1.7 million.

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
We calculate Adjusted Net Loss as net loss, adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax income, (4) restructuring charges related to reduction in force payments, (5) litigation expenses, (6) warehouse restructuring costs, (7) non-cash impairment of previously capitalized software, (8) technology modernization costs, and (9) other items (as defined below).
We calculate Adjusted Net Loss Margin by dividing Adjusted Net Loss for the period by Revenue for the period.
We calculate Adjusted Net Loss Per Common Share by dividing Adjusted Net Loss for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.
We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest income, (2) interest expense, (3) depreciation and amortization, (4) stock-based compensation expense, (5) change in fair value of warrants and derivatives, (6) capitalized cloud computing amortization, (7) sales and use tax income, (8) restructuring charges related to reduction in force payments, (9) litigation expenses, (10) warehouse restructuring costs, (11) non-cash impairment of previously capitalized software, (12) technology modernization costs, and (13) other items (as defined below).

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

The following table presents a reconciliation of Adjusted Net Loss to Net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net Loss

	Three Months Ended June 30,
	2024	2023
	(in thousands, except per share data)
Net Loss	$(10,039)	$(11,663)
Stock compensation expense	2,941	3,225
Change in fair value of warrants and derivatives	391	(1,304)
Sales and use tax income (1)	(1,303)	(69)
Restructuring	773	101
Litigation expenses (2)	387	—
Warehouse restructuring costs	539	—
Impairment of assets	799	—
Technology Modernization (3)	707	—
Other items (4)	820	171
Adjusted net loss	$(3,985)	$(9,539)
Net loss margin	(8.64)%	(9.67)%
Adjusted net loss margin	(3.43)%	(7.91)%

Adjusted net loss per common share - basic and diluted	$(0.02)	$(0.05)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	175,561,535	177,681,579

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA Margin for the periods presented:
Adjusted EBITDA

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Net Loss	$(10,039)	$(11,663)
Interest income	(1,479)	(2,137)
Interest expense	711	1,379
Depreciation and amortization expense	2,879	2,868
Stock compensation expense	2,941	3,225
Change in fair value of warrants and derivatives	391	(1,304)
Cloud computing amortization	78	—
Sales and use tax income (1)	(1,303)	(69)
Restructuring	773	101
Litigation expenses (2)	387	—
Warehouse restructuring costs	539	—
Impairment of assets	799	—
Technology Modernization (3)	707	—
Other items (4)	820	171
Adjusted EBITDA	$(1,796)	$(7,429)
Net loss margin	(8.64)%	(9.67)%
Adjusted EBITDA margin	(1.55)%	(6.16)%

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
(2)Litigation expenses related to a shareholder class action complaint, see Item 1. Legal Proceedings.

(3)Includes consulting fees related to technology transformation activities, and payroll costs for employees that dedicate significant time to this project. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time unification of our product offerings on our new commerce platform. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business.

(4)    For the three months ended June 30, 2024, other items is primarily comprised of the expense related to non-recurring retention payments to management of $0.2 million, executive transition costs including recruiting costs of $0.4 million, costs associated with the share repurchase program of $0.2 million, and duplicate headquarters rent of less than $0.1 million. For the three months ended June 30, 2023, other items is comprised of executive transition costs including recruiting costs of $0.1 million, and duplicate headquarters rent of less than $0.1 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Free Cash Flow

	Three Months Ended June 30,
	2024	2023
Free cash flow reconciliation:
Net cash provided by (used in) operating activities	$1,792	$(10,741)
Capital expenditures	(2,043)	(2,972)
Free cash flow	$(251)	$(13,713)
Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of June 30, 2024, we had cash and cash equivalents of approximately $117.8 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the

Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of June 30, 2024. Therefore, the Company did not record a derivative liability related to these features as of June 30, 2024. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
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
As of both June 30, 2024 and March 31, 2024, the Company had $40.6 million of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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
The interest rate for borrowings under the Credit Facility is equal to the greater of a)(i) the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time and (ii) five and one quarter percent (5.25%) per annum, plus (b) half of one percent (0.50%), per annum.
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

As of June 30, 2024 and March 31, 2024, there were no outstanding borrowings under the Credit Facility.
Cash Flows
Comparison of the Three Months Ended June 30, 2024 and 2023.
The following table summarizes our cash flows for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$1,792	$(10,741)
Net cash used in investing activities	(2,043)	(2,972)
Net cash used in financing activities	(4,300)	(221)
Effect of exchange rate changes on cash	21	2
Net decrease in cash and restricted cash	$(4,530)	$(13,932)
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
For the three months ended June 30, 2024, net cash provided by operating activities was $1.8 million. The $1.8 million of net cash provided by operating activities consisted of net loss of $10.0 million adjusted for non-cash charges totaling $9.3 million and a net increase of $2.5 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $0.4 million for changes in fair value of warrants, $2.9 million for stock based compensation, impairment of $0.8 million, and depreciation and amortization of $2.9 million, and increase in inventory reserves of $1.2 million. The increase in our net operating assets and liabilities was primarily driven by higher accounts payable and accrued expenses of $2.4 million and a reduction in inventory of $2.5 million, offset by a reduction in other liabilities of $1.6 million.
For the three months ended June 30, 2023, net cash used in operating activities was $10.7 million. The $10.7 million of net cash used in operating activities consisted of net loss of $11.7 million adjusted for non-cash charges totaling $6.6 million and a net decrease of $5.7 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $1.3 million for changes in fair value of warrants, $3.2 million for stock based compensation, and $2.9 million for depreciation and amortization. The decrease in our net operating assets and liabilities was primarily driven by a reduction accounts payable and accrued expenses of $14.8 million related to the timing of payments offset by a reduction of inventory of $11.3 million.
Cash flows used in Investing Activities
For the three months ended June 30, 2024 and 2023, net cash used in investing activities was $2.0 million and $3.0 million, respectively, primarily due to software development costs and capital expenditures.
Cash flows used in Financing Activities
For the three months ended June 30, 2024, net cash used in financing activities was $4.3 million, primarily due to payments to repurchase common stock.

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
Except as described in Note 2, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto for the year ended March 31, 2024 contained in the Annual Report on Form 10-K filed with the SEC on June 3, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $117.8 million as June 30, 2024. As of June 30, 2024, the Company held $24.5 million in a money market account. The Company does not have any other investments. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of June 30, 2024 there are no outstanding borrowings under the Credit Facility.
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
•our ability to hire and retain talented, experienced people at all levels of our organization; and
•changes in the macro-economic environment, such as inflation, increasing interest rates, instability in the banking system or financial markets, changes in the labor markets, and political, economic and social instability, such as wars, armed conflicts or pandemics, in particular as such changes impact consumer discretionary spending.
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
Our ability to maintain our competitive position is largely dependent on the contributions of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such positions is competitive, in particular, due to the ongoing labor market effects or continuing distortions resulting from the COVID-19 pandemic. Qualified individuals are in high demand and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could impede our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry could be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations could be materially adversely affected.
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
We may be impacted by global disruptions or disasters, such as the COVID-19 global pandemic.
The extent to which global disruptions or disasters, such as the COVID-19 pandemic, may impact our business will depend on nature, scope and geographic impact of the disruption or disaster. In the past, the COVID-19 pandemic adversely impacted the global supply chain and our workforce and customers. As a result of the COVID-19 pandemic, a substantial portion of our workforce, and the workforce of our partners, continue to work remotely. Natural disasters, power outages, connectivity issues, or other events that impact our employees’ or our partners’ ability to work remotely, could disrupt business for a substantial period of time. The increase in remote working may also result in other issues, such as consumer privacy, IT security and fraud concerns, as well as increase our exposure to potential wage and hour or other issues. Global disruptions or disasters, such as the COVID-19 pandemic, have had, and could have, unprecedented and unexpected effects on the global economy, civil society, labor markets, and certain industries. As a result, it is difficult to predict the magnitude or scope of the adverse impacts that these effects may have directly, or indirectly, on our business, operating results and financial condition.
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
Any of the above risks could delay delivery of our products to customers in a timely and cost-effective manner, which could have a material adverse effect on our business, financial condition and results of operations.
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
We currently rely on third-party national, regional and local logistics providers to deliver our products. We may not be able to negotiate acceptable pricing and other terms with these providers, or these providers may experience performance problems or other difficulties in processing our orders or delivering our products to customers. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, natural disasters, fire, flood, power loss, earthquakes, pandemics, acts of war or terrorism or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying our products. Further, there may be disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience. Changes to the terms of our shipping arrangements and delays or failures in delivery of our products may have a material adverse effect on our margins and profitability, which could adversely affect our business, financial condition and results of operations.
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
The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close the third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our websites and mobile application. Cloud computing, in particular, is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster, global pandemic, blackout or other unforeseen event were to occur that disrupted our ability to obtain an Internet connection, we may experience a slowdown or delay in our operations. While we have some limited disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired, which could have a material adverse effect on our business, financial condition, and results of operations.
The security of our and our partners’ computer networks and databases containing personal information may be compromised.
In the ordinary course of business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our customers and employees, including customer payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. We, or our vendors, may suffer a data compromise from hackers or other unauthorized parties who gain access to personal information or other data, including payment card data or confidential business information, which may not be discovered in a timely fashion. In addition, cyber-attacks such as ransomware attacks could lock us out of our information systems and disrupt our operations, or the operations of the vendors or manufacturers on which we rely. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we, and our vendors, may be unable to anticipate these techniques or to implement adequate preventative measures. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. If our business partners continue to work remotely, they may be more vulnerable to cyber-attacks. In addition, our vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate personal information, confidential information, or other data, or may inadvertently release or compromise such data. Compromise of our data security by third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information, and delays in detecting or providing prompt notice of any such compromise or loss may disrupt our operations, damage our reputation, and subject us to litigation, government action, or other additional costs and liabilities that could materially adversely affect our business, financial condition, and results of operations.
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
We rely on a variety of marketing techniques, including email and social media marketing and postal mailings, which are subject to various federal and state laws and regulations. A variety of federal and state laws and regulations also govern our collection, use, retention, sharing and security of consumer data, particularly in the context of the online advertising that we rely on to attract new customers. These laws and regulations are constantly evolving and subject to potentially differing interpretations, in particular from one jurisdiction to another, and may conflict with other laws and regulations. In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which requires companies that process information on California residents make new disclosures to customers about the collection of their data, use and sharing practices, and allow customers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Further, the California Privacy Rights Act (the “CPRA”) significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California Privacy Protection Agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses in the areas of data protection and security. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that could make compliance challenging. Our practices and procedures to comply with these laws and regulations may not always be effective, particularly as the legal landscape continues to evolve. In addition, some of our internal processes are manual, which could result in employee error and internal compliance failures. Any failure, or perceived failure, to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers, suppliers or others, or may require us to change our operations and/or cease using certain data. Any such claims, proceedings or actions could further harm our reputation and brand, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of our non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any harm to our reputation or brand, being subject to regulatory action and incurring related fees, distraction of our management and loss of customers or suppliers could have a material adverse effect on our business, financial condition and results of operations.

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
Current and future litigation could have a material adverse effect on our business.
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
We prepare our financial statements in accordance with U.S. GAAP, which requires our management to make estimates, judgments, and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to determination of fair value of the Company’s allowance for uncollectible accounts receivable, excess and obsolete inventory reserve, stock-based compensation, stand-alone selling price of Direct to Consumer offerings, and the fair value of right-of-use assets. If our assumptions change or if actual circumstances differ from those in our assumptions, our operating results could fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
We track certain key performance indicators, including metrics such as total orders and average order value, with internal systems and tools. Estimates or similar metrics published by third parties may differ from our reported key performance indications, due to differences in sources, methodologies, or assumptions. For example, we rely on third-party marketing analytics systems to identify marketing spend by channel, which we then reconcile across a number of systems. In addition, we rely on third-party warehouse and fulfillment providers to communicate the receiving and shipping information that drives active customer count and related data. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our key performance indicators, including the metrics or estimates that we publicly disclose. While these metrics or estimates are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring our key performance indicators. Some of these challenges include manual reconciliation of information provided by different input systems, resulting in undetected errors. If our key performance indicators are not accurate representations of our business, or if investors do not perceive our key performance indicators to be accurate, or if we discover material inaccuracies with respect to these numbers, our reputation may be significantly harmed, which could have a material adverse effect on our business, financial condition and results of operations.
We have a history of losses and we may be unable to achieve or sustain profitability.
We expect our operating expenses to increase over the next several years as we increase our advertising, expand into new markets, expand our offerings, hire additional personnel, incur additional expenses related to being a public company and continue to develop features on our websites and mobile applications. In particular, we intend to continue to invest substantial resources to grow and diversify our product offerings and in marketing to acquire new customers. Our operating expenses may also be adversely impacted by increased costs and delays in launching in new markets and expanding fulfillment center capacity. Our future growth and operating performance must eventually offset our operating losses or we may not be able to achieve or sustain profitability.
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
The market price of our common stock may fluctuate significantly or decline in response to numerous factors, many of which are beyond our control, including: actual or anticipated fluctuations in our revenue and results of operations; financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; failure of securities analysts to maintain coverage of BARK, changes in financial estimates or ratings by any securities analysts who follow BARK or our failure to meet the estimates or the expectations of investors; announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments; changes in operating performance and stock market valuations of other retail or technology companies generally, or those in our industry in particular; price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; trading volume of our common stock; the inclusion, exclusion or removal of our common stock from any indices; changes in members of our Board of Directors or management; transactions in our common stock by directors, officers, affiliates and other major investors; lawsuits threatened or filed against us; changes in laws or regulations applicable to our business; changes in our capital structure, such as future issuances of debt or equity securities; short sales, hedging and other derivative transactions involving our capital stock; general economic conditions in the U.S. or global markets; other events or factors, such as a global pandemic, wars or other armed conflicts, inflation, bank failures, incidents of terrorism or responses to these events; and the other events or factors described in this “Risk Factors” section.
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
The Board has approved an amendment to our certificate of incorporation to remove the waiver and renunciation of corporate opportunities related to BARK, which will be submitted to our stockholders for adoption and approval at the 2024 annual meeting of stockholders.
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
We currently have options, RSUs and warrants outstanding that are convertible into shares of our common stock. In addition, our 2025 Convertible Notes are convertible based on outstanding principal balance and accrued interest. We also have the ability to issue equity awards that are convertible into shares of our common stock under our 2021 Equity Incentive Plan and under our Employee Stock Purchase Plan, see Note 4 — Debt, and Note 6 — Stock-Based Compensation Plans, to our condensed consolidated financial statements set forth in this quarterly report on Form 10-Q. We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would dilute our existing shareholders and may cause the market price of our common stock to decline.
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
Issuer Purchases of Equity Securities
During the three months ended June 30, 2024, we repurchased $4.3 million of common stock, or approximately 3.0 million shares, under our repurchase program. As a result, $12.0 million remained available under the current authorization. A summary of our repurchases of common stock is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1-30, 2024	—	$—	—	$—
May 1-31, 2024	—	—	—	—
June 1-30, 2024	3,002,432	1.43	3,002,432	4,286
Total	3,002,432	$1.43	3,002,432	$4,286
(1)On August 17, 2023 and June 3, 2024, the Company respectively announced that its Board had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $7.5 million and $15.0 million, or $22.5 million in total, of BARK’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases, in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws. The Company’s stock repurchase programs may be limited or terminated at any time without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the period covered by this report, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Exchange Act.
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

BARK, Inc.

August 07, 2024	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

August 07, 2024	/s/ Zahir Ibrahim
Zahir Ibrahim
Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

August 07, 2024	/s/ Brian Dostie
Brian Dostie
Vice President of Accounting, Controller
(Principal Accounting Officer)