Form 10-Q
period 2024-09-30
Bark, Inc.
filed 2024-11-07
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2024, there were 173,954,168 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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
The forward-looking statements contained in this quarterly report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (many of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part II, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: “Risk Factors” may not be exhaustive.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	March 31,
	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,243	$125,495
Accounts receivable—net	16,901	7,696
Prepaid expenses and other current assets	11,070	4,379
Inventory	88,435	84,177
Total current assets	231,649	221,747
PROPERTY AND EQUIPMENT—NET	23,425	25,540
INTANGIBLE ASSETS—NET	8,010	11,921
OPERATING LEASE RIGHT-OF-USE ASSETS	30,268	32,793
OTHER NONCURRENT ASSETS	8,220	6,587
TOTAL ASSETS	$301,572	$298,588
LIABILITIES, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,701	$13,737
Operating lease liabilities, current	5,541	5,294
Accrued and other current liabilities	33,209	30,490
Deferred revenue	23,436	25,957
Total current liabilities	95,887	75,478
LONG-TERM DEBT	40,128	39,926
OPERATING LEASE LIABILITIES	39,765	42,599
OTHER LONG-TERM LIABILITIES	2,236	1,202
Total liabilities	178,016	159,205
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 182,674,940 and 180,176,725 shares issued	1	1
Treasury stock, at cost, 8,186,449 and 4,643,589 shares, respectively	(11,409)	(6,225)
Additional paid-in capital	497,139	492,427
Accumulated deficit	(362,175)	(346,820)
Total stockholders’ equity	123,556	139,383
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$301,572	$298,588
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
REVENUE	$126,111	$123,036	$242,323	$243,626
COST OF REVENUE	49,999	47,394	92,945	94,948
Gross profit	76,112	75,642	149,378	148,678
OPERATING EXPENSES:
General and administrative	63,143	68,931	126,567	138,352
Advertising and marketing	18,665	17,810	39,096	35,429
Total operating expenses	81,808	86,741	165,663	173,781
LOSS FROM OPERATIONS	(5,696)	(11,099)	(16,285)	(25,103)
INTEREST INCOME	1,353	1,996	2,832	4,133
INTEREST EXPENSE	(687)	(1,366)	(1,398)	(2,745)
OTHER (EXPENSE) INCOME—NET	(233)	132	(451)	1,715
NET LOSS BEFORE INCOME TAXES	(5,263)	(10,337)	(15,302)	(22,000)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(5,263)	$(10,337)	$(15,302)	$(22,000)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.03)	$(0.06)	$(0.09)	$(0.12)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	175,063,942	176,975,883	175,311,379	177,150,161

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2024	181,116,471	$1	(7,646,021)	$(10,511)	$495,408	$(356,838)	$128,060
Net loss	—	—	—	—	—	(5,263)	(5,263)
Issuance for stock options exercised	190,704	—	—	—	148	—	148
Issuance for common stock vested	2,078,374	—	—	—	—	—	—
Common stock withheld for tax upon release	(710,609)	—	—	—	(1,365)	—	(1,365)
Repurchase of common stock	—	—	(540,428)	(898)	—	—	(898)
Excise tax from stock repurchases	—	—	—	—	(9)		(9)
Stock-based compensation	—	—	—	—	2,957	—	2,957
Cumulative translation adjustment	—	—	—	—	—	(74)	(74)
Balance - September 30, 2024	182,674,940	$1	(8,186,449)	$(11,409)	$497,139	$(362,175)	$123,556

Six months ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2024	180,176,725	$1	(4,643,589)	$(6,225)	$492,427	$(346,820)	$139,383
Net loss	—	—	—	—	—	(15,302)	(15,302)
Issuance for stock options exercised	518,617	—	—	—	293	—	293
Issuance for common stock vested	2,585,504	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	284,220	—	—	—	193	—	193
Common stock withheld for tax upon release	(890,126)	—	—	—	(1,620)	—	(1,620)
Repurchase of common stock	—	—	(3,542,860)	(5,184)	—	—	(5,184)
Excise tax from stock repurchases	—	—	—	—	(52)	—	(52)
Stock-based compensation	—	—	—	—	5,898	—	5,898
Cumulative translation adjustment	—	—	—	—	—	(53)	(53)
Balance - September 30, 2024	182,674,940	$1	(8,186,449)	$(11,409)	$497,139	$(362,175)	$123,556

Three months ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2023	178,760,600	$1	—	$—	$483,432	$(321,495)	$161,938
Net loss	—	—	—	—	—	(10,337)	(10,337)
Issuance for stock options exercised	12,932	—	—	—	13	—	13
Issuance for common stock vested	604,289	—	—	—	—	—	—
Common stock withheld for tax upon release	(187,715)	—	—	—	(289)	—	(289)
Repurchase of common stock	—	—	(2,767,684)	(4,120)	—	—	(4,120)
Stock-based compensation	—	—	—	—	3,689	—	3,689
Cumulative translation adjustment	—	—	—	—	—	53	53
Balance - September 30, 2023	179,190,106	$1	(2,767,684)	$(4,120)	$486,845	$(331,779)	$150,947

Six months ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2023	177,647,754	$1	—	$—	$480,370	$(309,834)	$170,537
Net loss	—	—	—	—	—	(22,000)	(22,000)
Issuance for stock options exercised	98,888	—	—	—	94	—	94
Common stock issued upon vesting of RSUs	1,765,033	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	246,733	—	—	—	286	—	286
RSU withheld for taxes	(568,302)	—	—		(819)	—	(819)
Repurchase of common stock	—	—	(2,767,684)	(4,120)	—	—	(4,120)
Stock-based compensation	—	—	—	—	6,914	—	6,914
Cumulative translation adjustment	—	—	—	—	—	55	55
Balance - September 30, 2023	179,190,106	$1	(2,767,684)	$(4,120)	$486,845	$(331,779)	$150,947

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,302)	$(22,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	5,679	5,941
Impairment of assets	2,142	2,970
Non-cash lease expense	2,524	2,120
Loss on disposal of assets	—	72
Amortization of deferred financing fees and debt discount	202	374
Bad debt expense	—	34
Stock-based compensation expense	5,898	6,914
Provision for inventory obsolescence	1,355	879
Change in fair value of warrant liabilities and derivatives	913	(1,434)
Changes in operating assets and liabilities:
Accounts receivable	(9,205)	(5,869)
Inventory	(5,613)	14,065
Prepaid expenses and other current assets	(499)	(988)
Other noncurrent assets	(1,336)	(125)
Accounts payable and accrued expenses	22,905	(6,426)
Deferred revenue	(2,521)	(3,431)
Operating lease liabilities	(2,587)	(1,800)
Other liabilities	11	788
Net cash provided by (used in) operating activities	4,566	(7,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,851)	(4,933)
Net cash used in investing activities	(3,851)	(4,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease obligations	(112)	(106)
Proceeds from the exercise of stock options	293	94
Proceeds from issuance of common stock under ESPP	193	286
Tax payments related to the issuance of common stock	(1,620)	(819)
Excise tax from stock repurchases	(52)	—
Payments to repurchase common stock	(5,184)	(4,120)
Net cash used in financing activities	(6,482)	(4,665)

Effect of exchange rate changes on cash	(53)	55

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,820)	(17,459)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	130,704	183,068
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$124,884	$165,609

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	115,243	160,541
Restricted cash - prepaid expenses and other current assets, other noncurrent assets	9,641	5,068
Total cash, cash equivalents and restricted cash	$124,884	$165,609

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$11
Cash paid for interest	$75	$75
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2025, or any other period.
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
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At September 30, 2024 and March 31, 2024, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$29,858	$—	$—	$29,858
	$29,858	$—	$—	$29,858

Liabilities
Public warrant liability(2)	$848	$—	$—	$848
Private warrant liability(2)	—	456	—	456
	$848	$456	$—	$1,304

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$52,900	$—	$—	$52,900
	$52,900	$—	$—	$52,900
Liabilities
Public warrant liability(2)	$254	$—	$—	$254
Private warrant liability(2)	—	137	—	137
	$254	$137	$—	$391
______________
(1)As of September 30, 2024 and March 31, 2024, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market account is included in cash and cash equivalents.
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
Restricted Cash—The Company has restricted cash to secure letters of credit for four of its leases. The Company also has cash held as collateral by our payments processor for BARK Air and under the surety bond requirements of the Department of Transportation as well as a customs bond. As of September 30, 2024, the Company has classified $5.0 million and $4.6 million within prepaid expenses and other current assets, and other noncurrent assets, as restricted cash, respectively. As of March 31, 2024 the Company has classified $5.2 million within other noncurrent assets, as restricted cash.
Concentration of Credit Risk and Major Customers and Suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with two financial institutions.
The Company’s accounts receivable are derived from sales contracts with large retail customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Accounts receivable, net was $16.9 million, $7.7 million, and $6.6 million as of September 30, 2024, March 31, 2024 and March 31, 2023, respectively.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three and six months ended September 30, 2024 and 2023, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 59% and 54% of gross accounts receivable as of September 30, 2024 and March 31, 2024, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 13.5% and 11.3% of total revenue for the six months ended September 30, 2024, and 2023, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended September 30, 2024 and 2023, the Company had two suppliers that accounted for 45% of total finished goods purchased and two suppliers that accounted for 40% of total finished goods purchased, respectively. During the six months ended September 30, 2024 and 2023, the Company had two suppliers that accounted for 40% of total finished goods purchased and two suppliers that accounted for 36% of total finished goods purchased, respectively. The Company had one supplier that accounted for 19% and 17% of the accounts payable balance as of September 30, 2024 and March 31, 2024, respectively.
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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three and six months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Direct to Consumer:
Toys & Accessories(1)	$66,882	$67,149	$137,451	$139,251
Consumables(1)	34,197	37,163	70,101	76,947
Other(2)	1,520	—	2,106	—
Total Direct to Consumer	$102,599	$104,312	$209,658	$216,198
Commerce	23,512	18,724	32,665	27,428
Revenue	$126,111	$123,036	$242,323	$243,626

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
Deferred revenue was $23.4 million, $26.0 million, and $27.8 million as of September 30, 2024, March 31, 2024, and March 31, 2023 respectively.
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
4.    DEBT
As of September 30, 2024 and March 31, 2024, long-term debt consisted of the following (in thousands):

	As of September 30,	As of March 31,
	2024	2024
2025 Convertible Notes	$40,644	$40,644
Less: deferred financing fees and debt discount	(516)	(718)
Total long-term debt	$40,128	$39,926

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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the

Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of September 30, 2024. Therefore, the Company did not record a derivative liability related to these features as of September 30, 2024. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
On November 2, 2023, the Company repurchased $45.0 million of the $83.5 million of outstanding aggregate principal amount of the 2025 Convertible Notes from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated note purchase agreement (the “Agreement”) among the Company and the Holders.
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
As of both September 30, 2024 and March 31, 2024, the Company had $40.6 million of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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

As of September 30, 2024 and March 31, 2024, there were no outstanding borrowings under the Credit Facility. As of September 30, 2024 and March 31, 2024, the Company was in compliance with its financial covenants.
5.    STOCKHOLDERS’ EQUITY
On August 17, 2023 and June 3, 2024, the Company respectively announced that its Board of Directors (the “Board”) had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $7.5 million and $15.0 million, or $22.5 million in total, of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases, in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws. The Company’s stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of cash.
During the six months ended September 30, 2024, the Company repurchased a total of 3,542,860 shares of its common stock under the program for $5.2 million at an average price of $1.47. During the three months ended September 30, 2024, the Company repurchased a total of 540,428 shares of its common stock under the program for $0.9 million at an average price of $1.67. During the three and six months ended September 30, 2023, the Company repurchased 2,767,684 shares of its common stock under the program for $4.1 million at an average price of $1.49. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. As of September 30, 2024, $11.1 million of the shares authorized for issuance under the two stock repurchase programs remained available for future share repurchases.
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
Beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan shall increase by a number, determined by the Board on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2023, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 8,876,143 shares. There was no increase in the aggregate number of common stock that may be issued under the 2021 Plan in fiscal year 2025. As of September 30, 2024, 13,160,086 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no more shares available for grant under the 2011 Plan. Periodically, the Company issues new hire, promotion and other awards under the 2021 Stock Plan and awards may be forfeited resulting in the underlying shares returning to the 2021 Stock Plan.
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
During the three and six months ended September 30, 2024 and 2023, employees who elected to participate in the ESPP purchased a total of 284,220 and 246,733 shares of common stock, respectively, at an average price of $0.68 and $1.16, respectively. ESPP employee payroll contributions accrued as of September 30, 2024 were approximately $0.2 million, and are included within accrued and other current liabilities in the condensed consolidated balance sheet. Cash withheld via employee payroll deductions to purchase common stock is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the condensed consolidated statement of cash flows.
Stock Option Activity
During the six months ended September 30, 2024 and 2023, the Company granted to its employees equity awards to purchase an aggregate of 1,087,500 and 1,082,500 shares of common stock, respectively, with a weighted average exercise price of $1.37 and $1.18, respectively, vesting over a four-year period.
RSU Activity
During the six months ended September 30, 2024 and 2023, the Company granted to its employees RSUs for the purchase of 9,901,900 and 9,579,320 shares of common stock, respectively.
In May 2024, the Company approved the Fiscal Year 2025 Management Incentive Program (“2025 Incentive Program”). Under this program, each participant’s award is denominated in shares of common stock and is subject to attainment of BARK’s performance goals as established by the Compensation Committee of the Board for fiscal year 2025.
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
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by expense caption and by type of award for the three and six months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock-based compensation expense by expense caption
General and administrative	$2,648	$3,356	$5,332	$6,266
Advertising and marketing	309	333	566	648
Total stock-based compensation expense	$2,957	$3,689	$5,898	$6,914

Stock-based compensation expense by type of award(1)
RSUs	$2,076	$2,115	$4,218	$4,029
Stock options	572	935	1,066	2,083
Management Incentive Program	243	447	491	447
Market-based award	—	100	—	206
ESPP	66	92	123	149
	$2,957	$3,689	$5,898	$6,914
(1) The three and six months ended September 30, 2023 stock-based compensation expense has been reclassified to conform with the current presentation to allocate by type of award.
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
The Company’s finance leases as of September 30, 2024 and March 31, 2024 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets (in thousands):

		As of	As of
Leases	Classification	September 30, 2024	March 31, 2024

Assets
Operating	Operating lease right-of-use assets	$30,268	$32,793
Total operating lease assets		$30,268	$32,793
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,541	$5,294
Operating lease liabilities (non-current)	Operating lease liabilities	$39,765	$42,599
Total operating lease liabilities		$45,306	$47,893
For both the six months ended September 30, 2024 and 2023 no assets were acquired in exchange for new operating lease liabilities. Lease expense for both periods primarily pertains to operating lease cost. Lease expense for operating leases was $1.8 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively. Lease expense for operating leases was $3.6 million and $3.9 million for the six months ended September 30, 2024 and 2023, respectively. These lease expenses were included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Cash flows used in operating activities related to operating leases was approximately $2.5 million, and $2.1 million for the six months ended September 30, 2024 and 2023 respectively.
8.    COMMITMENTS AND CONTINGENCIES
Litigation
On March 20, 2024, three alleged shareholders filed a putative class action complaint in the lawsuit styled Kenville v. Northern Star Sponsor LLC, et al., Case No. 2024-276, which is pending in the Delaware Court of Chancery. On September 30, 2024, plaintiffs filed an amended complaint. The amended complaint is brought against (a) certain officers and directors of Northern Star Acquisition Corp. at the time of its proposed acquisition of Legacy BARK, (b) Northern Star Sponsor, LLC, (c) two of the founders of Legacy BARK, and (d) the Company. The alleged class consists of Company stockholders who held stock as of the redemption deadline and who elected not to redeem all or some of their stock, and the claims alleged are for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and unjust enrichment. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.
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

9.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three and six months ended September 30, 2024 and 2023, due to the expected loss before income taxes to be incurred for the fiscal year ending March 31, 2025, and actual loss before income taxes incurred for the fiscal year ended March 31, 2024 as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

10.    OTHER (EXPENSE) INCOME—NET
Other (expense) income—net consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Other (expense) income—net:
Other income	$288	$2	$462	$281
Change in fair value of warrants	(521)	130	(913)	1,434
	$(233)	$132	$(451)	$1,715
11.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(5,263)	$(10,337)	$(15,302)	$(22,000)
Denominator:
Weighted average common shares outstanding—basic and diluted	175,063,942	176,975,883	175,311,379	177,150,161
Net loss per share attributable to common stockholders - basic and diluted	$(0.03)	$(0.06)	$(0.09)	$(0.12)
For the three and six months ended September 30, 2024 and 2023, the Company excluded the following potential dilutive securities, which include stock options, RSUs, warrants and convertible notes from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months ended September 30, 2024 and 2023.

	As of
	September 30,
	2024	2023
Stock options to purchase common stock	10,773,297	12,750,978
Restricted stock units	18,061,016	14,425,044
Warrants to purchase common stock	13,036,333	13,036,333
2025 Convertible Notes as converted to common stock	4,250,697	8,735,314
Employee Stock Purchase Plan	261,165	214,972
The Company’s convertible notes outstanding for the three and six months ended September 30, 2024 could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three and six months ended September 30, 2024, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 4, “Debt,” for additional details.
12.    SEGMENTS

The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company has two reportable segments: Direct to Consumer and Commerce. The Direct to Consumer segment derives revenue from the sale of toys & accessories and consumables through BarkBox, Super Chewer, and the Company’s consumables website, bark.co. This segment also includes revenue derived from BARK Air. The Commerce segment derives revenue primarily from the sale of individual toys through major retailers and online marketplaces. The Company recently began selling treats through certain retail partners. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. There are no internal revenue transactions between the Company’s segment.
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
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Direct to Consumer:(1)
Revenue	$102,599	$104,312	$209,658	$216,198
Cost of revenue	37,083	36,633	75,134	78,936
Gross profit	65,516	67,679	134,524	137,262
Commerce:
Revenue	23,512	18,724	32,665	27,428
Cost of revenue	12,916	10,761	17,811	16,012
Gross profit	10,596	7,963	14,854	11,416
Consolidated:
Revenue	126,111	123,036	242,323	243,626
Cost of revenue	49,999	47,394	92,945	94,948
Gross profit	$76,112	$75,642	$149,378	$148,678
(1) Direct to Consumer segment gross profit includes revenue and cost of revenue from BARK Air.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2024 contained in the Annual Report on Form 10-K filed with the SEC on June 3, 2024. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended September 30, 2024 and 2023, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
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
Certain macroeconomic and global events, conditions and challenges
In the past, we have experienced increases in inbound freight costs due to the challenges in the import market, as transpacific ships and trade lanes were overburdened with volume and experienced a significant shortage of equipment and capacity due to macroeconomic challenges affecting the global supply chain, such as the COVID-19 pandemic, inflation and wars, armed conflicts or rising geopolitical tensions. Increases in freight costs and supply chain disruptions that would impact our business could be created or driven by market factors or international events, such as a global pandemic or other disruptions or disasters, severe weather events, inflation, war in the Middle East and the Ukraine and rising tensions between the U.S. and China.
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

	Three Months Ended September 30,		Six Months Ended September 30,

	2024	2023	2024	2023
Total Orders (in thousands)	3,270	3,361	6,712	6,921
Average Order Value	$30.91	$31.03	$30.92	$31.24
Direct to Consumer Gross Profit (in thousands)(1)	$65,504	$67,679	$134,774	$137,262
Direct to Consumer Gross Margin (1)	64.8%	64.9%	64.9%	63.5%
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
Toys & Accessories (“toys”)—The majority of our revenue in the toys category is derived from BarkBox and Super Chewer, which are subscription products that feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on a monthly, six month, or annual basis. Subscription revenue is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box. During the life of their subscription, we offer customers incremental products via Add to Box (“ATB”), which enables us to cross-sell customers into our full portfolio of products, including kibble, treats, toppers, dental and more. ATB revenue is recognized at a point in time as control is transferred to the customer upon delivery of goods to the subscriber.
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

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Loss Data:
Revenue
Direct to Consumer	$102,599	$104,312	(1.6)%	$209,658	$216,198	(3.0)%
Commerce	23,512	18,724	25.6%	32,665	27,428	19.1%
Total revenue	126,111	123,036	2.5%	242,323	243,626	(0.5)%
Cost of revenue
Direct to Consumer	37,083	36,633	1.2%	75,134	78,936	(4.8)%
Commerce	12,916	10,761	20.0%	17,811	16,012	11.2%
Total cost of revenue	49,999	47,394	5.5%	92,945	94,948	(2.1)%
Gross profit	76,112	75,642	0.6%	149,378	148,678	0.5%
Operating expenses:
General and administrative	63,143	68,931	(8.4)%	126,567	138,352	(8.5)%
Advertising and marketing	18,665	17,810	4.8%	39,096	35,429	10.4%
Total operating expenses	81,808	86,741	(5.7)%	165,663	173,781	(4.7)%
Loss from operations	(5,696)	(11,099)	(48.7)%	(16,285)	(25,103)	(35.1)%
Interest income	1,353	1,996	(32.2)%	2,832	4,133	(31.5)%
Interest expense	(687)	(1,366)	(49.7)%	(1,398)	(2,745)	(49.1)%
Other (expense) income, net	(233)	132	(276.5)%	(451)	1,715	(126.3)%
Net Loss before income taxes	(5,263)	(10,337)	(49.1)%	(15,302)	(22,000)	(30.4)%
Net loss and comprehensive loss	$(5,263)	$(10,337)	(49.1)%	$(15,302)	$(22,000)	(30.4)%

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023
Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer(1)	$102,599	$104,312	$(1,713)	(1.6)%
Commerce	23,512	18,724	4,788	25.6%
Total revenue	$126,111	$123,036	$3,075	2.5%
Percentage of Revenue
Direct to Consumer	81.4%	84.8%
Commerce	18.6%	15.2%
(1) Direct to Consumer includes revenue from BARK Air.
Direct to Consumer revenue decreased by $1.7 million, or 1.6%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily driven by a 2.7%, or 0.1 million decrease in Total Orders, and a $0.12 or 0.4% decrease in AOV, partially offset by revenue from BARK Air of $1.5 million.
Commerce revenue increased by $4.8 million, or 25.6% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily driven by sales volume from existing and new customers.
Gross Profit

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer (1)	$65,516	$67,679	$(2,163)	(3.2)%
Commerce	10,596	7,963	2,633	33.1%
Total gross profit	$76,112	$75,642	$470	0.6%
Percentage of revenue	60.4%	61.5%
(1) Direct to Consumer includes revenue and cost of goods sold from BARK Air.
Direct to Consumer gross profit decreased by $2.2 million while Commerce gross profit increased by $2.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The increase in Commerce gross profit is primarily attributable an increase in revenue and inbound freight and product cost improvements.
Gross profit as a percentage of revenue decreased 1.1% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Direct to Consumer gross margin was 63.9%, 100 basis points lower than the same period last year. When excluding the impact of BARK Air, Direct to Consumer gross margin was 64.8%, less than 10 basis points lower than the same period last year. Commerce gross margin was

45.1%, 250 basis points higher than the same period last year. The increase in Commerce gross margin is primarily attributable to increased revenue as well as inbound freight and product cost improvements.
Operating Expenses
General and Administrative Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Other general and administrative	$29,055	$34,473	$(5,418)	(15.7)%
Shipping and fulfillment	34,088	34,458	(370)	(1.1)%
Total General and administrative	63,143	68,931	$(5,788)	(8.4)%
Percentage of revenue	50.1%	56.0%

Total general and administrative expense decreased by $5.8 million, or 8.4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease during the period was primarily due to a decrease in compensation expense of $2.5 million due to a decrease in headcount in line with our cost reduction initiatives, and decreased impairment expense of $1.6 million. The remaining decrease in general and administrative costs is due to a reduction in rent, office expenses, and other expenses.

Advertising and Marketing

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Advertising and marketing	$18,665	$17,810	$855	4.8%
Percentage of revenue	14.8%	14.5%
Advertising and marketing expense increased by $0.9 million, or 4.8%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily attributable to marketing spend.
Interest Income

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Interest income	$1,353	$1,996	$(643)	(32.2)%
Percentage of revenue	1.1%	1.6%
Interest income decreased by $0.6 million, or 32.2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in interest income is due to an overall decrease in cash in interest-bearing deposit accounts in line with the deployment of cash for the partial debt repayment of $44.4 million during the fiscal third quarter ended December 31, 2023 and share repurchases of $5.2 million during the current period as part of the share repurchase program.

Interest Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Interest expense	$(687)	$(1,366)	$679	(49.7)%
Percentage of revenue	(0.5)%	(1.1)%
Interest expense decreased by $0.7 million for three months ended September 30, 2024 compared to the three months ended September 30, 2023. Interest expense for each period is derived from the Company’s 2025 Convertible Notes, as defined below. The decrease in interest expense is in line with the relief of outstanding principal associated with the partial debt extinguishment of $45.0 million during the fiscal third quarter ended December 31, 2023.

Other (Expense) Income, Net

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Other (expense) income, net	$(233)	$132	$(365)	-276.5%
Percentage of revenue	(0.2)%	0.1%
Other (expense) income, net decreased by $0.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in other expense was primarily due to fair value changes of our warrant liabilities of $0.7 million, offset by sublease income.

Comparison of the Six Months Ended September 30, 2024 and September 30, 2023
Revenue

	Six Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer (1)	$209,658	$216,198	$(6,540)	(3.0)%
Commerce	32,665	27,428	5,237	19.1%
Total revenue	$242,323	$243,626	$(1,303)	(0.5)%
Percentage of Revenue
Direct to Consumer	86.5%	88.7%
Commerce	13.5%	11.3%
(1) Direct to Consumer includes revenue from BARK Air.
Direct to Consumer revenue decreased by $6.5 million, or 3.0%, for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. This decrease was primarily driven by the 3.0% or 0.2 million decrease in Total Orders, in addition to a $0.32 or 1.0% decrease in AOV, partially offset by revenue from BARK Air of $2.1 million.
Commerce revenue increased by $5.2 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. This increase was primarily driven by sales volume from existing and new customers.
Gross Profit

	Six Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer (1)	$134,524	$137,262	$(2,738)	(2.0)%
Commerce	14,854	11,416	3,438	30.1%
Total gross profit	$149,378	$148,678	$700	0.5%
Percentage of revenue	61.6%	61.0%
(1) Direct to Consumer includes revenue and cost of goods sold from BARK Air.
Direct to Consumer gross profit decreased by $2.7 million while Commerce gross profit increased $3.4 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The increase in Commerce gross profit is primarily attributable an increase in revenue and inbound freight and product cost improvements.
Gross profit as a percentage of revenue increased 60 basis points for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Direct to Consumer gross margin was 64.2%, 70 basis points higher and Commerce gross margin was 45.5%, 390 basis points higher than the same period last year, respectively. When excluding the impact of BARK Air, Direct to Consumer gross margin increased 140 basis points compared to the same period last year. The increase in gross margin is primarily attributable to lower inbound freight and product cost improvements.
Operating Expenses
General and Administrative Expense

	Six Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Other general and administrative	$58,080	$67,651	$(9,571)	(14.1)%
Shipping and fulfillment	$68,487	$70,701	(2,214)	(3.1)%
Total General and administrative	$126,567	$138,352	$(11,785)	(8.5)%
Percentage of revenue	52.2%	56.8%
General and administrative expense decreased by $11.8 million, or 8.5%, for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. This decrease during the period was primarily due to: decreased shipping and fulfillment costs of $2.2 million attributable to lower direct to consumer volumes, decreased compensation expense of $4.6 million due to a decrease in headcount, decreased consulting and legal fees of $1.3 million, and decreased impairment expense of $0.8 million. The remaining decrease in general and administrative costs is due to a reduction in rent, office expenses, and other expenses.

Advertising and Marketing

	Six Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Advertising and marketing	$39,096	$35,429	$3,667	10.4%
Percentage of revenue	16.1%	14.5%
Advertising and marketing expense increased by $3.7 million, or 10.4%, for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. The increase during the period is attributable to increased marketing spend.
Interest Income

	Six Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Interest income	$2,832	$4,133	$(1,301)	(31.5)%
Percentage of revenue	1.2%	1.7%
Interest income decreased by $1.3 million for the six months ended September 30, 2024 compared to the six months September 30, 2023. The decrease in interest income is due to an overall decrease in cash in interest-bearing deposit accounts in line with the deployment of cash for the partial debt repayment of $44.4 million during the fiscal third quarter ended December 31, 2023 and share repurchases of $11.4 million as part of the share repurchase program which began during the fiscal second quarter ended September 30, 2023.
Interest Expense

	Six Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Interest expense	$(1,398)	$(2,745)	$1,347	(49.1)%
Percentage of revenue	(0.6)%	(1.1)%
Interest expense decreased by $1.3 million for the six months ended September 30, 2024, 2023 compared to the six months ended September 30, 2023. Interest expense for each period is derived from the Company’s 2025 Convertible Notes. The decrease is attributable to the partial debt repayment of $44.4 million during the fiscal third quarter ended December 31, 2023.

Other (Expense) Income, Net

	Six Months Ended September 30,
	2024	2023	$ Change	% Change
	( in thousands)
Other (expense) income, net	$(451)	$1,715	$(2,166)	(126.3)%
Percentage of revenue	(0.2)%	0.7%
Other (expense) income, net decreased by $2.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in other (expense) income, net, was primarily due to $0.9 million of other expense related to the changes in fair value of our warrant liabilities, offset by sublease income.
Non-GAAP Financial Measures
We report our financial results in accordance with U.S. GAAP. However, management believes that Adjusted Net Income (Loss), Adjusted Net Income (Loss) Margin, Adjusted Net Income (Loss) Per Common Share, Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow, all non-GAAP financial measures (together the “Non-GAAP Measures”), provide investors with additional useful information in evaluating our performance.
We calculate Adjusted Net Income (Loss) as net loss, adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax income, (4) restructuring charges related to reduction in force payments, (5) litigation expenses, (6) warehouse restructuring costs, (7) non-cash impairment of previously capitalized software and cloud computing implementation costs, (8) technology modernization costs, and (9) other items (as defined below).
We calculate Adjusted Net Income (Loss) Margin by dividing Adjusted Net Income (Loss) for the period by Revenue for the period.
We calculate Adjusted Net Income (Loss) Per Common Share by dividing Adjusted Net Income (Loss) for the period by weighted average common shares used to compute net income (loss) per share attributable to common stockholders for the period.
We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest income, (2) interest expense, (3) depreciation and amortization, (4) stock-based compensation expense, (5) change in fair value of warrants and derivatives, (6) capitalized cloud computing amortization, (7) sales and use tax income, (8) restructuring charges related to reduction in force payments, (9) litigation expenses, (10) warehouse restructuring costs, (11) non-cash impairment of previously capitalized software and cloud computing implementation costs, (12) technology modernization costs, and (13) other items (as defined below).
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
The following table presents a reconciliation of Adjusted Net Income (Loss) to Net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted Net Income (Loss) Margin and Adjusted Net Income (Loss) Per Common Share for the periods presented:
Adjusted Net Income (Loss)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net Loss	$(5,263)	$(10,337)	$(15,302)	$(22,000)
Stock compensation expense	2,957	3,689	5,898	6,914
Change in fair value of warrants and derivatives	521	(130)	913	(1,434)
Sales and use tax income (1)	(246)	(68)	(1,549)	(137)
Restructuring	731	1,442	1,504	1,543
Litigation expenses (2)	251	—	638	—
Warehouse restructuring costs	359	161	899	161
Impairment of assets	1,344	2,970	2,142	2,970
Technology Modernization (3)	498	—	1,206	—
Other items (4)	107	833	925	1,002
Adjusted net income (loss)	$1,259	$(1,440)	$(2,726)	$(10,981)
Net income (loss) margin	(4.17)%	(8.40)%	(6.31)%	(9.03)%
Adjusted net income (loss) margin	1.00%	(1.17)%	(1.12)%	(4.51)%

Adjusted net income (loss) per common share - basic and diluted	$0.01	$(0.01)	$(0.02)	$(0.06)
Weighted average common shares used to compute adjusted net income (loss) per share attributable to common stockholders - basic and diluted	175,063,942	176,975,883	175,311,379	177,150,161

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA Margin for the periods presented:
Adjusted EBITDA

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net Loss	$(5,263)	$(10,337)	$(15,302)	$(22,000)
Interest income	(1,353)	(1,996)	(2,832)	(4,133)
Interest expense	687	1,366	1,398	2,745
Depreciation and amortization expense	2,800	3,074	5,679	5,941
Stock compensation expense	2,957	3,689	5,898	6,914
Change in fair value of warrants and derivatives	521	(130)	913	(1,434)
Cloud computing amortization	93	—	172	—
Sales and use tax income (1)	(246)	(68)	(1,549)	(137)
Restructuring	731	1,442	1,504	1,543
Litigation expenses (2)	251	—	638	—
Warehouse restructuring costs	359	161	899	161
Impairment of assets	1,344	2,970	2,142	2,970
Technology Modernization (3)	498	—	1,206	—
Other items (4)	107	833	925	1,002
Adjusted EBITDA	$3,486	$1,004	$1,691	$(6,428)
Net loss margin	(4.17)%	(8.40)%	(6.31)%	(9.03)%
Adjusted EBITDA margin	2.76%	0.82%	0.70%	(2.64)%

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

(4)    For the three months ended September 30, 2024, other items is comprised of executive transition costs including recruiting costs of less than $0.1 million, costs associated with the share repurchase program of less than $0.1 million, and duplicate headquarters rent of less than $0.1 million. For the three months ended September 30, 2023, other items is comprised of executive transition costs including recruiting costs of $0.4 million and non-recurring retention payments to management of $0.4 million. For the six months ended September 30, 2024, other items is comprised of executive transition costs including recruiting costs of $0.4 million, non-recurring retention payments to management of $0.2 million, costs associated with the share repurchase program of $0.2 million, and duplicate headquarters rent of less than $0.1 million. For the six months ended September 30, 2023, other items is comprised of non-recurring retention payments to management of $0.6 million, executive transition costs including recruiting costs of $0.4 million, and duplicate headquarters rent of less than $0.1 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Free Cash Flow

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Free cash flow reconciliation:
Net cash provided by (used in) operating activities	$2,773	$2,825	$4,566	$(7,916)
Capital expenditures	(1,807)	(1,961)	(3,851)	(4,933)
Free cash flow	$966	$864	$715	$(12,849)
Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of September 30, 2024, we had cash and cash equivalents of approximately $115.2 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the

Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of September 30, 2024. Therefore, the Company did not record a derivative liability related to these features as of September 30, 2024. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
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
As of both September 30, 2024 and March 31, 2024, the Company had $40.6 million of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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

As of September 30, 2024 and March 31, 2024, there were no outstanding borrowings under the Credit Facility.
Cash Flows
Comparison of the Six Months Ended September 30, 2024 and 2023.
The following table summarizes our cash flows for the six months ended September 30, 2024 and 2023:

	Six Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$4,566	$(7,916)
Net cash used in investing activities	(3,851)	(4,933)
Net cash used in financing activities	(6,482)	(4,665)
Effect of exchange rate changes on cash	(53)	55
Net decrease in cash and restricted cash	$(5,820)	$(17,459)
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
For the six months ended September 30, 2024, net cash provided by operating activities was $4.6 million. The $4.6 million of net cash provided by operating activities consisted of net loss of $15.3 million adjusted for non-cash charges totaling $18.7 million and a net increase of $1.2 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $0.9 million for changes in fair value of warrants, $5.9 million for stock based compensation, impairment of $2.1 million, depreciation and amortization of $5.7 million, and increase in the provision for inventory obsolescence of $1.4 million. The increase in our net operating assets and liabilities was primarily driven by higher accounts payable and accrued expenses of $22.9 million, offset by and an increase in inventory of $5.6 million and an increase in accounts receivable of $9.2 million.
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
Cash flows used in Investing Activities
For the six months ended September 30, 2024 and 2023, net cash used in investing activities was $3.9 million and $4.9 million, respectively, primarily due to software development costs and capital expenditures.

Cash flows used in Financing Activities
For the six months ended September 30, 2024, net cash used in financing activities was $6.5 million, primarily due to payments to repurchase common stock.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $115.2 million as of September 30, 2024. As of September 30, 2024, the Company held $29.9 million in a money market account. The Company does not have any other investments. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of September 30, 2024 there are no outstanding borrowings under the Credit Facility.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 20, 2024, three alleged shareholders filed a putative class action complaint in the lawsuit styled Kenville v. Northern Star Sponsor LLC, et al., Case No. 2024-276, which is pending in the Delaware Court of Chancery. On September 30, 2024, plaintiffs filed an amended complaint. The amended complaint is brought against (a) certain officers and directors of Northern Star Acquisition Corp. at the time of its proposed acquisition of Legacy BARK, (b) Northern Star Sponsor, LLC, (c) two of the founders of Legacy BARK, and (d) the Company. The alleged class consists of Company stockholders who held stock as of the redemption deadline and who elected not to redeem all or some of their stock, and the claims alleged are for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and unjust enrichment. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.
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
•our migration of current and future customers to our unified platform;
•costs or other issues with acquiring new customers and retaining existing customers;
•adverse impacts on shipping and fulfillment services and costs, including related to shipping lane constraints and/or labor disputes;
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
Our strong customer relationships and our brand and reputation are the basis for the high-level customer engagement that drives increases to our average order volume and our overall growth. A significant portion of our revenue is recurring revenue from subscription customers, especially those customers who are highly engaged and purchase our add-to-box offerings which include toys, treats, toppers, dental and other products. Maintaining and protecting our brand and reputation depends largely on our ability to provide our customers with an engaging and personalized customer experience, including valued services, high-quality merchandise, appropriate prices and highly-trained customer support representatives. Customer complaints or negative reviews or publicity about our products, services, merchandise, monthly themes, delivery times, or customer support, especially on social media platforms, could harm our brand and reputation and diminish customer use of our services and the trust that our customers place in us. Also, if our customers no longer find our products appealing or appropriately priced, they may make fewer purchases and may cancel their subscriptions or stop purchasing products. Even if our existing customers continue to find our offerings appealing, they may decide to reduce their subscription and purchase less merchandise over time as their interest in new dog products decline. Failure to maintain our high level of engagement and protect our brand and reputation with our customers would cause our revenue to decrease, which could have a material adverse effect on our business, financial condition and results of operations.
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
•economic conditions, labor issues, natural disasters, severe weather events, regional or global pandemics, evolving consumer preferences, and purchasing patterns of our distribution partners, or competition between our sales channels, could result in sales channel disruption;
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
Our business depends on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; bank failures; global pandemics, fluctuating fuel and other energy costs; fluctuating commodity prices; and the high rate of inflation and general uncertainty regarding the overall future political and economic environment. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease when those programs or circumstances end. In addition, economic conditions in certain regions may be affected by natural disasters or severe weather events, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Any decline in consumer discretionary spending could negatively impact our revenue, which could have a material adverse effect on our business, financial condition and results of operations.
We may be impacted by global disruptions or disasters.
The extent to which global disruptions or disasters or severe weather events, may impact our business will depend on nature, scope and geographic impact of the disruption or disaster. A significant portion of our workforce, and the workforce of our partners, continue to work remotely. Natural disasters, power outages, connectivity issues, or other events that impact our employees’ or our partners’ ability to work remotely, could disrupt business for a substantial period of time. Global disruptions or disasters or severe weather events, have had, and could have, unprecedented and unexpected effects on the global economy, civil society, labor markets, and certain industries. As a result, it is difficult to predict the magnitude or scope of the adverse impacts that these effects may have directly, or indirectly, on our business, operating results and financial condition.
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
We rely on a limited number of contract manufacturers, suppliers and logistics providers to manufacture and transport our products. We do not currently have alternative or replacement providers and we do not generally maintain long-term supply contracts with any of these providers. We face a number of risks relating to these providers, including:
•our suppliers, manufacturers or logistics partners could be impacted by a natural disaster or severe weather events, an epidemic or pandemic, or other interruptions at a particular location;
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
We currently rely on third-party national, regional and local logistics providers to deliver our products. We may not be able to negotiate acceptable pricing and other terms with these providers, or these providers may experience performance problems or other difficulties in processing our orders or delivering our products to customers. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including severe weather events, natural disasters, fire, flood, power loss, earthquakes, pandemics, acts of war or terrorism or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying our products. Further, there may be disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience. Changes to the terms of our shipping arrangements and delays or failures in delivery of our products may have a material adverse effect on our margins and profitability, which could adversely affect our business, financial condition and results of operations.
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
Risks Related to Our Industry
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
We currently accept payments using a variety of methods, including credit card, debit card, PayPal, Venmo, Apple Pay, Shop Pay and gift cards. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements, fraud and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data

Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. In the future, as we offer new payment options to customers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and fraud, if our customers re-use their login and password information across multiple websites, exposing us to breaches on other sites. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from customers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition, and results of operations, could be materially adversely affected.
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
The use of third-party “cookies” is the subject of litigation, regulatory scrutiny and industry self-regulatory activities. Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, or has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which if widely adopted could result in making cookies and other methods of online tracking significantly less effective. This regulation of the use of cookies and other current online tracking and advertising practices, and litigation related to the same, or the loss of our ability to make effective use of services that employ such technologies could limit our ability to acquire new customers on cost-effective terms, which could materially adversely affect our business, financial condition, and results of operations.
We may be unable to maintain and scale our technology.
Our reputation and ability to acquire, retain and serve our customers depends on the reliable performance of our websites and mobile application and our cloud-based solutions. The operation of these systems, and the consolidation of our websites and related migration of our current and future customers to our unified platform, is complex and could result in operational failures. Interruptions or delays in these systems, or in the consolidation of our websites, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of our websites and mobile application and prevent our customers from accessing our websites and mobile application. If sustained or repeated, these performance issues could reduce the attractiveness of our products and services. In addition, the costs and complexities involved in consolidating our websites or expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any web or mobile platform interruption or inadequacy that causes performance issues or interruptions in the availability of our websites or mobile application could reduce consumer satisfaction and result in a reduction in the number of customers using our products and services, which could have a material adverse effect on our business, financial condition and results of operations.
Our disaster recovery arrangements may be insufficient.
The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close the third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our websites and mobile application. Cloud computing, in particular, is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster or severe weather events, global pandemic, blackout or other unforeseen event were to occur that disrupted our ability to obtain an Internet connection, we may experience a slowdown or delay in our operations. While we have some limited disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired, which could have a material adverse effect on our business, financial condition, and results of operations.
The security of our and our partners’ computer networks and databases containing personal information may be compromised.
In the ordinary course of business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our customers and employees, including customer payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. We, or our vendors, may suffer a data compromise from hackers or other unauthorized parties who gain access to personal information or other data, including payment card data or confidential business information, which may not be discovered in a timely fashion. In addition, cyber-attacks such as ransomware attacks could lock us out of our information systems and disrupt our operations, or the operations of the vendors or manufacturers on which we rely. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we, and our vendors, may be unable to anticipate these techniques or to implement adequate preventative measures. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. If our business partners work remotely, they may be more vulnerable to cyber-attacks. In addition, our vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate personal information, confidential information, or other data, or may inadvertently release or compromise such data. Compromise of our data security by third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information, and delays in detecting or providing prompt notice of any such compromise or loss may disrupt our operations, damage our reputation, and subject us to litigation, government action, or other additional costs and liabilities that could materially adversely affect our business, financial condition, and results of operations.
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
We rely on a variety of marketing techniques, including email and social media marketing and postal mailings, which are subject to various federal and state laws and regulations. A variety of federal and state laws and regulations also govern our collection, use, retention, sharing and security of consumer data, particularly in the context of the online advertising that we rely on to attract new customers. These laws and regulations are constantly evolving and subject to potentially differing interpretations, in particular from one jurisdiction to another, and may conflict with other laws and regulations. In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which requires companies that process information on California residents make new disclosures to customers about the collection of their data, use and sharing practices, and allow customers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Further, the California Privacy Rights Act (the “CPRA”) significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California Privacy Protection Agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses in the areas of data protection and security. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that could make compliance challenging. We are also subject to consumer protection laws that may affect our sales and marketing efforts, including laws related to subscriptions, billing, and auto-renewal. These laws, as well as any changes in these laws, could adversely affect our business model and make it more difficult for us to retain and attract new customers. Our practices and procedures to comply with these laws and regulations may not always be effective, particularly as the legal landscape continues to evolve. In addition, some of our internal processes are manual, which could result in employee error and internal compliance failures. Any failure, or perceived failure, to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers, suppliers or others, or may require us to change our operations and/or cease using certain data. Any such claims, proceedings or actions could further harm our reputation and brand, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of our non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any harm to our reputation or brand, being subject to regulatory action and incurring related fees, distraction of our management and loss of customers or suppliers could have a material adverse effect on our business, financial condition and results of operations.
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
Lawsuits and other administrative, regulatory, or legal proceedings that may arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, the stock market has experienced price and volume fluctuations and companies have experienced fluctuations in their stock prices that have often been unrelated or disproportionate to their operating results. Under these circumstances, stockholders may sometimes institute securities class action litigation against such companies. Any litigation or other administrative, regulatory, or legal proceedings against us could result in substantial costs, and divert management’s attention and resources. Although we generally maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of our insurance policies. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Our business, financial condition and results of operations could be materially adversely affected if fees associated with lawsuits or other legal proceedings or a judgment, penalty or fine is not fully or is only partially covered by insurance.
General Risks Related to Our Business
Our estimates or judgments relating to our critical accounting policies could prove to be incorrect.
We prepare our financial statements in accordance with U.S. GAAP, which requires our management to make estimates, judgments, and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to determination of fair value of the Company’s allowance for uncollectible accounts receivable, excess and obsolete inventory, stock-based compensation, stand-alone selling price of Direct to Consumer offerings, and the fair value of right-of-use assets. If our assumptions change or if actual circumstances differ from those in our assumptions, our operating results could fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
Risks Related to the 2025 Convertible Notes
Our obligation to redeem the 2025 Convertible Notes may not protect holders of those notes.
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
Issuer Purchases of Equity Securities
During the three months ended September 30, 2024, we repurchased $0.9 million of common stock, or approximately 0.5 million shares, under our repurchase program. As a result, $11.1 million remained available under the current authorization. A summary of our repurchases of common stock for the three months ended September 30, 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
July 1-31, 2024	—	$—	—	$12,029
August 1-31, 2024	—	$—	—	$12,029
September 1-30, 2024	540,428	$1.67	540,428	$11,131
Total	540,428	$1.67	540,428	$11,131
(1)On August 17, 2023 and June 3, 2024, the Company respectively announced that its Board of directors had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $7.5 million and $15.0 million, respectively, or $22.5 million in total, of BARK’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases, in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws. The Company’s stock repurchase programs may be limited or terminated at any time without prior notice.

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
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
No.	Description of Exhibit	Filed or Furnished Herewith	Form	File No.	Date Filed
3.1	Certificate of Amendment, dated September 19, 2024, to the Third Amended and Restated Certificate of Incorporation of BARK, Inc.	X
3.2	Certificate of Amendment, dated September 20, 2024, to the Third Amended and Restated Certificate of Incorporation of BARK, Inc.	X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BARK, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARK, Inc.

November 07, 2024	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

November 07, 2024	/s/ Zahir Ibrahim
Zahir Ibrahim
Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

November 07, 2024	/s/ Brian Dostie
Brian Dostie
Vice President of Accounting, Controller
(Principal Accounting Officer)