Form 10-Q
period 2024-12-31
Bark, Inc.
filed 2025-02-05
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 3, 2025, there were 174,914,853 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,259	$125,495
Accounts receivable—net	11,415	7,696
Prepaid expenses and other current assets	12,371	4,379
Inventory	90,360	84,177
Total current assets	229,405	221,747
PROPERTY AND EQUIPMENT—NET	22,070	25,540
INTANGIBLE ASSETS—NET	7,428	11,921
OPERATING LEASE RIGHT-OF-USE ASSETS	29,283	32,793
OTHER NONCURRENT ASSETS	4,006	6,587
TOTAL ASSETS	$292,192	$298,588
LIABILITIES, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,086	$13,737
Operating lease liabilities, current	5,668	5,294
Accrued and other current liabilities	41,795	30,490
Deferred revenue	23,524	25,957
Current portion of long-term debt	42,461	—
Total current liabilities	140,534	75,478
LONG-TERM DEBT	—	39,926
OPERATING LEASE LIABILITIES	38,306	42,599
OTHER LONG-TERM LIABILITIES	314	1,202
Total liabilities	179,154	159,205
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 183,965,936 and 180,176,725 shares issued	1	1
Treasury stock, at cost, 9,869,120 and 4,643,589 shares, respectively	(14,248)	(6,225)
Additional paid-in capital	500,953	492,427
Accumulated deficit	(373,668)	(346,820)
Total stockholders’ equity	113,038	139,383
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$292,192	$298,588
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
REVENUE	$126,449	$125,075	$368,772	$368,700
COST OF REVENUE	47,189	47,831	140,134	142,779
Gross profit	79,260	77,244	228,638	225,921
OPERATING EXPENSES:
General and administrative	64,141	66,119	190,709	204,467
Advertising and marketing	27,364	25,094	66,460	60,523
Total operating expenses	91,505	91,213	257,169	264,990
LOSS FROM OPERATIONS	(12,245)	(13,969)	(28,531)	(39,069)
INTEREST INCOME	1,179	1,718	4,011	5,851
INTEREST EXPENSE	(677)	(902)	(2,074)	(3,648)
OTHER INCOME (EXPENSE)—NET	234	3,045	(217)	4,758
NET LOSS BEFORE INCOME TAXES	(11,509)	(10,108)	(26,811)	(32,108)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(11,509)	$(10,108)	$(26,811)	$(32,108)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.07)	$(0.06)	$(0.15)	$(0.18)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	175,589,759	175,540,096	175,404,510	176,611,729

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended December 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - September 30, 2024	182,674,940	$1	(8,186,449)	$(11,409)	$497,139	$(362,175)	$123,556
Net loss	—	—	—	—	—	(11,509)	(11,509)
Issuance for stock options exercised	408,954	—	—	—	261	—	261
Issuance for common stock vested	1,032,622	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	191,901	—	—	—	232	—	232
Common stock withheld for tax upon release	(342,481)	—	—	—	(561)	—	(561)
Repurchase of common stock	—	—	(1,682,671)	(2,839)	—	—	(2,839)
Excise tax from stock repurchases	—	—	—	—	9		9
Stock-based compensation	—	—	—	—	3,873	—	3,873
Cumulative translation adjustment	—	—	—	—	—	16	16
Balance - December 31, 2024	183,965,936	$1	(9,869,120)	$(14,248)	$500,953	$(373,668)	$113,038

Nine months ended December 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2024	180,176,725	$1	(4,643,589)	$(6,225)	$492,427	$(346,820)	$139,383
Net loss	—	—	—	—	—	(26,811)	(26,811)
Issuance for stock options exercised	927,571	—	—	—	554	—	554
Issuance for common stock vested	3,618,126	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	476,121	—	—	—	425	—	425
Common stock withheld for tax upon release	(1,232,607)	—	—	—	(2,181)	—	(2,181)
Repurchase of common stock	—	—	(5,225,531)	(8,023)	—	—	(8,023)
Excise tax from stock repurchases	—	—	—	—	(43)	—	(43)
Stock-based compensation	—	—	—	—	9,771	—	9,771
Cumulative translation adjustment	—	—	—	—	—	(37)	(37)
Balance - December 31, 2024	183,965,936	$1	(9,869,120)	$(14,248)	$500,953	$(373,668)	$113,038

Three months ended December 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - September 30, 2023	179,190,106	$1	(2,767,684)	$(4,120)	$486,845	$(331,779)	$150,947
Net loss	—	—	—	—	—	(10,108)	(10,108)
Issuance for stock options exercised	10,490	—	—	—	11	—	11
Issuance for common stock vested	433,355	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	298,400	—	—	—	203	—	203
Common stock withheld for tax upon release	(145,977)	—	—	—	(192)	—	(192)
Excise tax from stock repurchases	—	—	—	—	(42)		(42)
Stock-based compensation	—	—	—	—	3,596	—	3,596
Cumulative translation adjustment	—	—	—	—	—	(69)	(69)
Balance - December 31, 2023	179,786,374	$1	(2,767,684)	$(4,120)	$490,421	$(341,956)	$144,346

Nine months ended December 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2023	177,647,754	$1	—	$—	$480,370	$(309,834)	$170,537
Net loss	—	—	—	—	—	(32,108)	(32,108)
Issuance for stock options exercised	109,378	—	—	—	105	—	105
Common stock issued upon vesting of restricted stock units	2,198,388	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	545,133	—	—	—	489	—	489
Common stock withheld for tax upon release	(714,279)	—	—		(1,011)	—	(1,011)
Repurchase of common stock	—	—	(2,767,684)	(4,120)	—	—	(4,120)
Excise tax from stock repurchases	—	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	10,510	—	10,510
Cumulative translation adjustment	—	—	—	—	—	(14)	(14)
Balance - December 31, 2023	179,786,374	$1	(2,767,684)	$(4,120)	$490,421	$(341,956)	$144,346

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,811)	$(32,108)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation & amortization	8,383	8,899
Impairment of assets	2,142	3,079
Non-cash lease expense	3,510	3,120
Loss on disposal of assets	—	72
Amortization of deferred financing fees and debt discount	299	478
Bad debt expense	—	34
Stock-based compensation expense	9,771	10,510
Provision for inventory obsolescence	1,072	888
Gain on extinguishment of debt	—	(1,828)
Change in fair value of warrant liabilities and derivatives	652	(2,216)
Paid in kind interest on convertible notes	2,235	2,119
Changes in operating assets and liabilities:
Accounts receivable	(3,719)	63
Inventory	(7,255)	24,975
Prepaid expenses and other current assets	(2,105)	(1,123)
Other noncurrent assets	(1,733)	—
Accounts payable and accrued expenses	26,696	(4,894)
Deferred revenue	(2,433)	1,247
Operating lease liabilities	(3,919)	(3,522)
Other liabilities	(3,606)	(2,687)
Net cash provided by operating activities	3,179	7,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,428)	(6,699)
Net cash used in investing activities	(4,428)	(6,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease obligations	(165)	(161)
Proceeds from the exercise of stock options	554	105
Proceeds from issuance of common stock under ESPP	425	489
Tax payments related to the issuance of common stock	(2,181)	(1,011)
Excise tax from stock repurchases	(43)	(42)
Payments to repurchase common stock	(8,023)	(4,120)
Payments of long-term debt	—	(42,300)
Net cash used in financing activities	(9,433)	(47,040)

Effect of exchange rate changes on cash	(37)	(14)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,719)	(46,647)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	130,704	183,068
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$119,985	$136,421

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	115,259	131,284
Restricted cash - prepaid expenses and other current assets, other noncurrent assets	4,726	5,137
Total cash, cash equivalents and restricted cash	$119,985	$136,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$189	$38
Cash paid for interest	$88	$2,237
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended December 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2025, or any other period.
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
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At December 31, 2024 and March 31, 2024, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$28,126	$—	$—	$28,126
	$28,126	$—	$—	$28,126

Liabilities
Public warrant liability(2)	$678	$—	$—	$678
Private warrant liability(2)	—	365	—	365
	$678	$365	$—	$1,043

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$52,900	$—	$—	$52,900
	$52,900	$—	$—	$52,900
Liabilities
Public warrant liability(2)	$254	$—	$—	$254
Private warrant liability(2)	—	137	—	137
	$254	$137	$—	$391
______________
(1)As of December 31, 2024 and March 31, 2024, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market account is included in cash and cash equivalents.
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
The Company evaluated its warrants under Accounting Standards Codification (“ASC”) ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the warrants have been recorded as current liabilities on the balance sheet at fair value upon issuance, with subsequent changes in their respective fair values recognized in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss at each reporting date. See further disclosure on the change in fair value of Public and Private Warrant liabilities within Note 10, “Other Income (Expense) - Net.”
Restricted Cash— The Company had cash held as collateral by our payments processor for BARK Air and an escrow account under the surety bond requirements of the Department of Transportation. As of December 31, 2024, the Company has classified $4.7 million within prepaid expenses and other current assets, as restricted cash. As of March 31, 2024 the Company has classified $5.2 million within other noncurrent assets, as restricted cash, to secure letters of credit for four of its leases.
Concentration of Credit Risk and Major Customers and Suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with two financial institutions.
The Company’s accounts receivable are derived from sales contracts with large retail customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Accounts receivable, net was $11.4 million, $7.7 million, and $6.6 million as of December 31, 2024, March 31, 2024 and March 31, 2023, respectively.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three and nine months ended December 31, 2024 and 2023, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had one and two customers that accounted for 49% and 54% of gross accounts receivable as of December 31, 2024 and March 31, 2024, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 14.4% and 11.3% of total revenue for the nine months ended December 31, 2024, and 2023, respectively.

Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended December 31, 2024 and 2023, the Company had three suppliers that accounted for 47% of total finished goods purchased and two suppliers that accounted for 25% of total finished goods purchased, respectively. During the nine months ended December 31, 2024 and 2023, the Company had two suppliers that accounted for 39% of total finished goods purchased and two suppliers that accounted for 32% of total finished goods purchased, respectively. The Company had one supplier that accounted for 31% and 17% of the accounts payable balance as of December 31, 2024 and March 31, 2024, respectively.
Recently Issued Accounting Pronouncements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued this ASU to update income tax disclosure requirements, primarily related to the income tax rate reconciliation and income taxes paid information. This update is effective beginning with the Company’s fiscal year ended March 31, 2026 annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.
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
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued this ASU to improve disclosures regarding the types of expenses included in commonly presented expense captions. This update is effective beginning with the Company’s 2028 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. In November of 2024 the FASB issued this ASU to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for the Company’s 2027 fiscal year annual reporting period. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three and nine months ended December 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue
Direct to Consumer:
Toys & Accessories(1)	$64,348	$71,183	$201,799	$210,433
Consumables(1)	39,808	39,720	109,909	116,666
Other(2)	1,963	—	4,069	—
Total Direct to Consumer	$106,119	$110,903	$315,777	$327,099
Commerce	20,330	14,172	52,995	41,601
Revenue	$126,449	$125,075	$368,772	$368,700
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
Deferred revenue was $23.5 million, $26.0 million, and $27.8 million as of December 31, 2024, March 31, 2024, and March 31, 2023 respectively.
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
4.    DEBT
As of December 31, 2024 and March 31, 2024, long-term debt consisted of the following (in thousands):

	As of December 31,	As of March 31,
	2024	2024
Current portion of long-term debt:
2025 Convertible Notes	$42,880	$—
Less: deferred financing fees and debt discount	(419)	—
Total current portion of long-term debt	$42,461	$—

Long-term debt:
2025 Convertible Notes	$—	$40,644
Less: deferred financing fees and debt discount	—	(718)
Total long-term debt	$—	$39,926

Total debt	$42,461	$39,926

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
The 2025 Convertible Notes are governed by the Indenture. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1st of each year commencing December 1, 2021, compounded annually. The accrued interest of $2.2 million and $2.1 million was paid-in-kind through an increase of the outstanding principal on the 2025 Convertible Notes on December 1, 2024 and 2023, respectively.
If the 2025 Convertible Notes are not converted into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of December 31, 2024. Therefore, the Company did not record a derivative liability related to these features as of December 31, 2024. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
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
As of December 31, 2024 and March 31, 2024, the Company had $42.9 million and $40.6 million, respectively, of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.

Western Alliance Bank—Revolving Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in January 2025. After giving effect to this most recent amendment, the maturity date of the Credit Facility is September 2, 2025. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets. The Company is evaluating alternative options or further renewal of the Credit Facility.
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
As of December 31, 2024 and March 31, 2024, there were no outstanding borrowings under the Credit Facility. As of December 31, 2024 and March 31, 2024, the Company was in compliance with its financial covenants.
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
During the nine months ended December 31, 2024, the Company repurchased a total of 5,225,531 shares of its common stock under the program for $8.0 million at an average price of $1.54. During the three months ended December 31, 2024, the Company repurchased a total of 1,682,671 shares of its common stock under the program for $2.8 million at an average price of $1.69. During the nine months ended December 31, 2023, the Company repurchased 2,767,684 shares of its common stock under the program for $4.1 million at an average price of $1.49. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. As of December 31, 2024, $8.3 million of the shares authorized for issuance under the two stock repurchase programs remained available for future share repurchases.

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
Beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan shall increase by a number, determined by the Board on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2023, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 8,876,143 shares. There was no increase in the aggregate number of common stock that may be issued under the 2021 Plan in fiscal year 2025. As of December 31, 2024, 12,036,865 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no more shares available for grant under the 2011 Plan. Periodically, the Company issues new hire, promotion and other awards under the 2021 Stock Plan and awards may be forfeited resulting in the underlying shares returning to the 2021 Stock Plan.
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
During the nine months ended December 31, 2024 and 2023, employees who elected to participate in the ESPP purchased a total of 476,121 and 545,133 shares of common stock, respectively, at an average price of $0.89 and $0.90, respectively. ESPP employee payroll contributions accrued as of December 31, 2024 were approximately $0.1 million, and are included within accrued and other current liabilities in the condensed consolidated balance sheet. Cash withheld via employee payroll deductions to purchase common stock is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the condensed consolidated statement of cash flows.
Stock Option Activity
During the nine months ended December 31, 2024 and 2023, the Company granted to its employees equity awards to purchase an aggregate of 1,087,500 and 1,120,000 shares of common stock, respectively, with a weighted average exercise price of $1.37 and $1.17, respectively, vesting over a four-year period.
RSU Activity
During the nine months ended December 31, 2024 and 2023, the Company granted to its employees RSUs for the purchase of 11,269,447 and 10,286,820 shares of common stock, respectively.
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
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by expense caption and by type of award for the three and nine months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Stock-based compensation expense by expense caption
General and administrative	$3,548	$3,255	$8,880	$9,520
Advertising and marketing	325	341	891	990
Total stock-based compensation expense	$3,873	$3,596	$9,771	$10,510

Stock-based compensation expense by type of award
RSUs	$3,152	$2,379	$7,370	$6,395
Stock options	440	868	1,506	2,965
Management Incentive Program	220	231	711	678
Market-based award	—	55	—	261
ESPP	61	63	184	211
	$3,873	$3,596	$9,771	$10,510
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
The Company’s finance leases as of December 31, 2024 and March 31, 2024 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets (in thousands):

		As of	As of
Leases	Classification	December 31, 2024	March 31, 2024

Assets
Operating	Operating lease right-of-use assets	$29,283	$32,793
Total operating lease assets		$29,283	$32,793
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,668	$5,294
Operating lease liabilities (non-current)	Operating lease liabilities	$38,306	$42,599
Total operating lease liabilities		$43,974	$47,893
For both the nine months ended December 31, 2024 and 2023 no assets were acquired in exchange for new operating lease liabilities. Lease expense for both periods primarily pertains to operating lease cost. Lease expense for operating leases was $1.8 million and $1.9 million for the three months ended December 31, 2024 and 2023, respectively. Lease expense for operating leases was $5.3 million and $5.8 million for the nine months ended December 31, 2024 and 2023, respectively. These lease expenses were included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Cash flows used in operating activities related to operating leases was approximately $3.5 million, and $3.1 million for the nine months ended December 31, 2024 and 2023 respectively.
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

9.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three and nine months ended December 31, 2024 and 2023, due to the expected loss before income taxes to be incurred for the fiscal year ending March 31, 2025, and actual loss before income taxes incurred for the fiscal year ended March 31, 2024 as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

10.    OTHER INCOME (EXPENSE)—NET
Other income (expense)—net consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Other income (expense)—net:
Other income (expense)	$(27)	$435	$435	$714
Change in fair value of warrants	261	782	(652)	2,216
Gain on extinguishment of debt	—	1,828	—	1,828
	$234	$3,045	$(217)	$4,758
11.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(11,509)	$(10,108)	$(26,811)	$(32,108)
Denominator:
Weighted average common shares outstanding—basic and diluted	175,589,759	175,540,096	175,404,510	176,611,729
Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(0.06)	$(0.15)	$(0.18)
For the three and nine months ended December 31, 2024 and 2023, the Company excluded the following potential dilutive securities, which include stock options, RSUs, warrants and convertible notes from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months ended December 31, 2024 and 2023.

	As of
	December 31,
	2024	2023
Stock options to purchase common stock	10,321,196	12,545,294
Restricted stock units	18,436,857	14,248,262
Warrants to purchase common stock	13,036,333	13,036,333
2025 Convertible Notes as converted to common stock	4,307,607	4,083,040
Employee Stock Purchase Plan	153,664	298,373
The Company’s convertible notes outstanding for the three and nine months ended December 31, 2024 could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three and nine months ended December 31, 2024, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 4, “Debt,” for additional details.

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
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Direct to Consumer:(1)
Revenue	$106,119	$110,903	$315,777	$327,099
Cost of revenue	35,796	40,102	110,930	119,037
Gross profit	70,323	70,801	204,847	208,062
Commerce:
Revenue	20,330	14,172	52,995	41,601
Cost of revenue	11,393	7,729	29,204	23,742
Gross profit	8,937	6,443	23,791	17,859
Consolidated:
Revenue	126,449	125,075	368,772	368,700
Cost of revenue	47,189	47,831	140,134	142,779
Gross profit	$79,260	$77,244	$228,638	$225,921
(1) Direct to Consumer segment gross profit includes revenue and cost of revenue from BARK Air.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2024 contained in the Annual Report on Form 10-K filed with the SEC on June 3, 2024. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2024 and 2023, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
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
Certain macroeconomic and global events, conditions and challenges
In the past, we have experienced increases in inbound freight costs due to the challenges in the import market, as transpacific ships and trade lanes were overburdened with volume and experienced a significant shortage of equipment and capacity due to macroeconomic challenges affecting the global supply chain, such as the COVID-19 pandemic, inflation and wars, armed conflicts and rising geopolitical tensions, and natural disasters and severe weather events. Increases in freight costs and supply chain disruptions that would impact our business could be created or driven by market factors or international events, such as a global pandemic or other disruptions or disasters, severe weather events, inflation, war in the Middle East and the Ukraine and rising tensions between the U.S. and China.
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

	Three Months Ended December 31,		Nine Months Ended December 31,

	2024	2023	2024	2023
Total Orders (in thousands)	3,332	3,504	10,044	10,425
Average Order Value	$31.25	$31.65	$31.03	$31.38
Direct to Consumer Gross Profit (in thousands)(1)	$70,154	$70,801	$204,927	$208,062
Direct to Consumer Gross Margin (1)	67.4%	63.8%	65.7%	63.6%
(1) Direct to Consumer Gross Profit and Direct to Consumer Gross Margin does not include the revenue or cost of goods sold from BARK Air.
Total Orders
We define Total Orders as the total number of Direct to Consumer orders shipped in a given period. These include all orders across all of our product categories, regardless of whether they are purchased on a subscription, auto-ship, or one-off basis. Total Orders excludes orders from BARK Air. We use Total Orders as an indicator of customer interest and demand.
Average Order Value
Average Order Value (“AOV”) is Direct to Consumer revenue for the period divided by Total Orders for the same period. AOV excludes Direct to Consumer revenue from BARK Air. We use AOV to provide insight into customer spending patterns.
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

Cost of Revenue
Cost of revenue primarily consists of the purchase price of inventory sold, inbound freight costs associated with inventory, shipping supply costs, inventory shrinkage costs and charter costs for BARK Air.
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

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Loss Data:
Revenue
Direct to Consumer	$106,119	$110,903	(4.3)%	$315,777	$327,099	(3.5)%
Commerce	20,330	14,172	43.5%	52,995	41,601	27.4%
Total revenue	126,449	125,075	1.1%	368,772	368,700	0.0%
Cost of revenue
Direct to Consumer	35,796	40,102	(10.7)%	110,930	119,037	(6.8)%
Commerce	11,393	7,729	47.4%	29,204	23,742	23.0%
Total cost of revenue	47,189	47,831	(1.3)%	140,134	142,779	(1.9)%
Gross profit	79,260	77,244	2.6%	228,638	225,921	1.2%
Operating expenses:
General and administrative	64,141	66,119	(3.0)%	190,709	204,467	(6.7)%
Advertising and marketing	27,364	25,094	9.0%	66,460	60,523	9.8%
Total operating expenses	91,505	91,213	0.3%	257,169	264,990	(3.0)%
Loss from operations	(12,245)	(13,969)	(12.3)%	(28,531)	(39,069)	(27.0)%
Interest income	1,179	1,718	(31.4)%	4,011	5,851	(31.4)%
Interest expense	(677)	(902)	(24.9)%	(2,074)	(3,648)	(43.1)%
Other income (expense), net	234	3,045	(92.3)%	(217)	4,758	(104.6)%
Net Loss before income taxes	(11,509)	(10,108)	13.9%	(26,811)	(32,108)	(16.5)%
Net loss and comprehensive loss	$(11,509)	$(10,108)	13.9%	$(26,811)	$(32,108)	(16.5)%

Comparison of the Three Months Ended December 31, 2024 and December 31, 2023
Revenue

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer(1)	$106,119	$110,903	$(4,784)	(4.3)%
Commerce	20,330	14,172	6,158	43.5%
Total revenue	$126,449	$125,075	$1,374	1.1%
Percentage of Revenue
Direct to Consumer	83.9%	88.7%
Commerce	16.1%	11.3%
(1) Direct to Consumer includes revenue from BARK Air.
Direct to Consumer revenue decreased by $4.8 million, or 4.3%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This decrease was primarily driven by a 4.9%, or 0.2 million decrease in Total Orders, and a $0.40 or 1.3% decrease in AOV, partially offset by revenue from BARK Air of $2.0 million or 1.9% of Direct to Consumer revenue.
Commerce revenue increased by $6.2 million, or 43.5% for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This increase was primarily driven by sales volume from existing and new customers.
Gross Profit

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer (1)	$70,323	$70,801	$(478)	(0.7)%
Commerce	8,937	6,443	2,494	38.7%
Total gross profit	$79,260	$77,244	$2,016	2.6%
Percentage of revenue	62.7%	61.8%
(1) Direct to Consumer includes revenue and cost of goods sold from BARK Air.
Direct to Consumer gross profit decreased by $0.5 million while Commerce gross profit increased by $2.5 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The increase in Commerce gross profit is primarily attributable an increase in revenue.
Gross profit as a percentage of revenue increased 0.9% for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Direct to Consumer gross margin was 66.3%, 240 basis points higher than the same period last year. Excluding the impact of BARK Air, Direct to Consumer gross margin was 67.4%, 360 basis points higher than the same period last year. The increase in Direct to Consumer gross margin is primarily attributable to inbound freight and product cost improvements. Commerce gross margin was 44.0%, 150 basis points lower than the same period last year. The decrease in Commerce gross margin is primarily attributable to a higher mix of off-price sales.
Operating Expenses
General and Administrative Expense

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Other general and administrative	$27,449	$30,632	$(3,183)	(10.4)%
Shipping and fulfillment	36,692	35,487	1,205	3.4%
Total General and administrative	64,141	66,119	$(1,978)	(3.0)%
Percentage of revenue	50.7%	52.9%

Total general and administrative expense decreased by $2.0 million, or 3.0%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This decrease from the prior period was due to a decrease in other general and administrative expense of $3.2 million. The decrease in other general and administrative expense was primarily due to a decrease in compensation expense of $1.3 million in line with the decrease in headcount, as well as decreased professional fees and office expenses of $1.4 million. The decrease in general and administrative costs was offset by an increase in shipping and fulfillment expenses of $1.2 million associated with our warehouse restructuring costs.

Advertising and Marketing

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Advertising and marketing	$27,364	$25,094	$2,270	9.0%
Percentage of revenue	21.6%	20.1%
Advertising and marketing expense increased by $2.3 million, or 9.0%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The increase is primarily attributable to increased marketing spend.
Interest Income

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Interest income	$1,179	$1,718	$(539)	(31.4)%
Percentage of revenue	0.9%	1.4%
Interest income decreased by $0.5 million, or 31.4%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease in interest income is due to an overall decrease in cash in interest-bearing deposit accounts in line with the deployment of cash for the partial debt repayment of $44.4 million during the fiscal third quarter ended December 31, 2023 and share repurchases of $8 million during the current fiscal year as part of the share repurchase program.
Interest Expense

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Interest expense	$(677)	$(902)	$225	(24.9)%
Percentage of revenue	(0.5)%	(0.7)%
Interest expense decreased by $0.2 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Interest expense for each period is derived from the Company’s 2025 Convertible Notes, as defined below. The decrease in interest expense is in line with the relief of outstanding principal associated with the partial debt extinguishment of $45.0 million during the fiscal third quarter ended December 31, 2023.

Other Income, Net

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Other income, net	$234	$3,045	$(2,811)	-92.3%
Percentage of revenue	0.2%	2.4%
Other income, net decreased by $2.8 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease was primarily due to the gain on extinguishment of debt in prior year of $1.8 million. The remaining decrease was primarily due to in the change of the fair value of our warrant liabilities of $0.5 million.

Comparison of the Nine Months Ended December 31, 2024 and December 31, 2023
Revenue

	Nine Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer (1)	$315,777	$327,099	$(11,322)	(3.5)%
Commerce	52,995	41,601	11,394	27.4%
Total revenue	$368,772	$368,700	$72	0.0%
Percentage of Revenue
Direct to Consumer	85.6%	88.7%
Commerce	14.4%	11.3%

(1) Direct to Consumer includes revenue from BARK Air.
Direct to Consumer revenue decreased by $11.3 million, or 3.5%, for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. This decrease was primarily driven by the 3.7% or 0.4 million decrease in Total Orders, in addition to a $0.35 or 1.1% decrease in AOV, partially offset by revenue from BARK Air of $4.1 million or 1.3% of Direct to Consumer revenue.
Commerce revenue increased by $11.4 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. This increase was primarily driven by sales volume from existing and new customers.
Gross Profit

	Nine Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer (1)	$204,847	$208,062	$(3,215)	(1.5)%
Commerce	23,791	17,859	5,932	33.2%
Total gross profit	$228,638	$225,921	$2,717	1.2%
Percentage of revenue	62.0%	61.3%
(1) Direct to Consumer includes revenue and cost of goods sold from BARK Air.
Direct to Consumer gross profit decreased by $3.2 million while Commerce gross profit increased $5.9 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The increase in Commerce gross profit is primarily attributable to an increase in revenue and inbound freight and product cost improvements.
Gross profit as a percentage of revenue increased 70 basis points for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. Direct to Consumer gross margin was 64.9%, 130 basis points higher and Commerce gross margin was 44.9%, 200 basis points higher than the same period last year, respectively. Excluding the impact of BARK Air, Direct to Consumer gross margin increased 210 basis points compared to the same period last year. The increase in gross margin is primarily attributable to lower inbound freight and product cost improvements.
Operating Expenses
General and Administrative Expense

	Nine Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Other general and administrative	$85,529	$98,279	$(12,750)	(13.0)%
Shipping and fulfillment	$105,180	$106,188	(1,008)	(0.9)%
Total General and administrative	$190,709	$204,467	$(13,758)	(6.7)%
Percentage of revenue	51.7%	55.5%
General and administrative expense decreased by $13.8 million, or 6.7%, for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. This decrease from the prior period was primarily due to: decreased shipping and fulfillment costs of $1 million attributable to lower direct to consumer volumes, decreased compensation expense of $5.9 million due to a decrease in headcount, decreased impairment expense of $0.9 million, decreased consulting expense of $0.7 million, and decreased insurance and legal fees of $2.2 million. The remaining decrease in general and administrative costs is due to a reduction in rent, office expenses, and other expenses.

Advertising and Marketing

	Nine Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Advertising and marketing	$66,460	$60,523	$5,937	9.8%
Percentage of revenue	18.0%	16.4%
Advertising and marketing expense increased by $5.9 million, or 9.8%, for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The increase during the period is attributable to increased marketing spend.
Interest Income

	Nine Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Interest income	$4,011	$5,851	$(1,840)	(31.4)%
Percentage of revenue	1.1%	1.6%
Interest income decreased by $1.8 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The decrease in interest income is due to an overall decrease in cash in interest-bearing deposit accounts in line with the deployment of cash for the partial debt repayment of $44.4 million during the fiscal third quarter ended December 31, 2023 and share repurchases of $14.2 million as part of the share repurchase program which began during the fiscal second quarter ended September 30, 2023.
Interest Expense

	Nine Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Interest expense	$(2,074)	$(3,648)	$1,574	(43.1)%
Percentage of revenue	(0.6)%	(1.0)%
Interest expense decreased by $1.6 million for the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023. Interest expense for each period is derived from the Company’s 2025 Convertible Notes. The decrease is attributable to the partial debt repayment of $44.4 million during the fiscal third quarter ended December 31, 2023.

Other Income (Expense), Net

	Nine Months Ended December 31,
	2024	2023	$ Change	% Change
	( in thousands)
Other income (expense), net	$(217)	$4,758	$(4,975)	(104.6)%
Percentage of revenue	(0.1)%	1.3%
Other income (expense), net decreased by $5.0 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The decrease in other income (expense), net, was primarily due to the gain on extinguishment of debt in prior year of $1.8 million, as well as a decrease in the change of the fair value of our warrant liabilities of $2.9 million.
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
We calculate Adjusted Net Loss as net loss, adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax income, (4) restructuring charges related to reduction in force payments, (5) litigation expenses (consisting of legal and related fees for a specific proceeding that is outside of our ordinary course of business), (6) warehouse restructuring costs, (7) non-cash impairment of previously capitalized software and cloud computing implementation costs, (8) technology modernization costs, (9) gain on extinguishment of debt, and (10) other items (as defined below).
We calculate Adjusted Net Loss Margin by dividing Adjusted Net Loss for the period by Revenue for the period.
We calculate Adjusted Net Loss Per Common Share by dividing Adjusted Net Loss for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.
We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest income, (2) interest expense, (3) depreciation and amortization, (4) stock-based compensation expense, (5) change in fair value of warrants and derivatives, (6) capitalized cloud computing amortization, (7) sales and use tax income, (8) restructuring charges related to reduction in force payments, (9) litigation expenses (consisting of legal and related fees for a specific proceeding that is outside of our ordinary course of business), (10) warehouse restructuring costs, (11) non-cash impairment of previously capitalized software and cloud computing implementation costs, (12) technology modernization costs, (13) gain on extinguishment of debt, and (14) other items (as defined below).
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
The following table presents a reconciliation of Adjusted Net Loss to Net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net Loss

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net Loss	$(11,509)	$(10,108)	$(26,811)	$(32,108)
Stock compensation expense	3,873	3,596	9,771	10,510
Change in fair value of warrants and derivatives	(261)	(782)	652	(2,216)
Sales and use tax income (1)	(450)	(18)	(1,999)	(155)
Restructuring	924	—	2,624	1,543
Litigation expenses (2)	468	95	1,106	95
Warehouse restructuring costs	2,391	—	3,289	161
Impairment of assets	—	109	2,142	3,079
Technology modernization (3)	545	—	1,750	—
Gain on extinguishment of debt	—	(1,828)	—	(1,828)
Other items (4)	88	381	827	1,384
Adjusted net loss	$(3,931)	$(8,555)	$(6,649)	$(19,535)
Net loss margin	(9.10)%	(8.08)%	(7.27)%	(8.71)%
Adjusted net loss margin	(3.11)%	(6.84)%	(1.80)%	(5.30)%

Adjusted net loss per common share - basic and diluted	$(0.02)	$(0.05)	$(0.04)	$(0.11)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	175,589,759	175,540,096	175,404,510	176,611,729

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA Margin for the periods presented:
Adjusted EBITDA

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net Loss	$(11,509)	$(10,108)	$(26,811)	$(32,108)
Interest income	(1,179)	(1,718)	(4,011)	(5,851)
Interest expense	677	902	2,074	3,648
Depreciation and amortization expense	2,704	2,958	8,383	8,899
Stock compensation expense	3,873	3,596	9,771	10,510
Change in fair value of warrants and derivatives	(261)	(782)	652	(2,216)
Cloud computing amortization	174	—	346	—
Sales and use tax income (1)	(450)	(18)	(1,999)	(155)
Restructuring	924	—	2,624	1,543
Litigation expenses (2)	468	95	1,106	95
Warehouse restructuring costs	2,391	—	3,289	161
Impairment of assets	—	109	2,142	3,079
Technology modernization (3)	545	—	1,750	—
Gain on extinguishment of debt	—	(1,828)	—	(1,828)
Other items (4)	88	381	827	1,384
Adjusted EBITDA	$(1,555)	$(6,413)	$143	$(12,839)
Net loss margin	(9.10)%	(8.08)%	(7.27)%	(8.71)%
Adjusted EBITDA margin	(1.23)%	(5.13)%	0.04%	(3.48)%

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

(4)    For the three months ended December 31, 2024, other items is comprised of executive transition costs including recruiting costs of less than $0.1 million, costs associated with the share repurchase program of less than $0.1 million, and duplicate headquarters rent of less than $0.1 million. For the three months ended December 31, 2023, other items is comprised of non-recurring retention payments of $0.4 million, and duplicate headquarters rent of less than $0.1 million. For the nine months ended December 31, 2024, other items is comprised of executive transition costs including recruiting costs of $0.5 million, costs associated with the share repurchase program of $0.3 million, and duplicate headquarters rent of less than $0.1 million. For the nine months ended December 31, 2023, other items is comprised of non-recurring retention payments of $0.9 million, executive transition costs including recruiting costs of $0.4 million, and duplicate headquarters rent of less than $0.1 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Free Cash Flow

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Free cash flow reconciliation:
Net cash provided by (used in) operating activities	$(1,387)	$15,022	$3,179	$7,106
Capital expenditures	(577)	(1,766)	(4,428)	(6,699)
Free cash flow	$(1,964)	$13,256	$(1,249)	$407
Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of December 31, 2024, we had cash and cash equivalents of approximately $115.3 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
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
The 2025 Convertible Notes are governed by the Indenture. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1st of each year commencing December 1, 2021, compounded annually. The accrued interest of $2.2 million and $2.1 million was paid-in-kind through an increase of the outstanding principal on the 2025 Convertible Notes on December 1, 2024 and 2023, respectively.
If the 2025 Convertible Notes are not converted into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the

Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of December 31, 2024. Therefore, the Company did not record a derivative liability related to these features as of December 31, 2024. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
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
As of December 31, 2024 and March 31, 2024, the Company had $42.9 million and $40.6 million, respectively, of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
Western Alliance Bank—Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in January 2025. After giving effect to this most recent amendment, the maturity date of the Credit Facility is September 2, 2025. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets. The Company is evaluating alternative options or further renewal of the Credit Facility.
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
As of December 31, 2024 and March 31, 2024, there were no outstanding borrowings under the Credit Facility. As of December 31, 2024 and March 31, 2024, the Company was in compliance with its financial covenants.
Cash Flows
Comparison of the Nine Months Ended December 31, 2024 and 2023.
The following table summarizes our cash flows for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$3,179	$7,106
Net cash used in investing activities	(4,428)	(6,699)
Net cash used in financing activities	(9,433)	(47,040)
Effect of exchange rate changes on cash	(37)	(14)
Net decrease in cash and restricted cash	$(10,719)	$(46,647)
Cash flows provided by Operating Activities
Net cash flows provided by (used in) operating activities represent the cash receipts and disbursements related to our activities other than investing and financing activities.
Net cash flows provided by (used in) operating activities is derived by adjusting our net loss for:
•non-cash operating items such as depreciation and amortization, stock-based compensation and other non-cash income or expenses; and
•changes in operating assets and liabilities reflect timing differences between the receipt and payment of cash associated with transactions.
For the nine months ended December 31, 2024, net cash provided by operating activities was $3.2 million. The $3.2 million of net cash provided by operating activities consisted of net loss of $26.8 million adjusted for non-cash charges totaling $28.1 million and a net increase of $1.9 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $0.7 million for changes in fair value of warrants, $9.8 million for stock based compensation, impairment of $2.1 million, depreciation and amortization of $8.4 million, paid in kind interest on convertibles notes of $2.2, and increase in the provision for inventory obsolescence of $1.1 million. The increase in our net operating assets and liabilities was primarily driven by higher accounts payable and accrued expenses of $26.7 million, offset by and an increase in inventory of $7.3 million and an increase in accounts receivable of $3.7 million.
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
Cash flows used in Investing Activities
For the nine months ended December 31, 2024 and 2023, net cash used in investing activities was $4.4 million and $6.7 million, respectively, primarily due to software development costs and capital expenditures.
Cash flows used in Financing Activities
For the nine months ended December 31, 2024, net cash used in financing activities was $9.4 million, primarily due to payments to repurchase common stock.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $115.3 million as of December 31, 2024. As of December 31, 2024, the Company held $28.1 million in a money market account. The Company does not have any other investments. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of December 31, 2024 there are no outstanding borrowings under the Credit Facility.
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

•our ability to hire and retain talented, experienced people at all levels of our organization; and
•changes in the macro-economic environment, such as a potential trade war, inflation, increasing interest rates, instability in the banking system or financial markets, changes in the labor markets, and political, economic and social instability, such as wars, armed conflicts or pandemics, in particular as such changes impact consumer discretionary spending or our supply chain.
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
Our business depends on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; bank failures; global pandemics, fluctuating fuel and other energy costs; fluctuating commodity prices; and the high rate of inflation and general uncertainty regarding the overall future political and economic environment. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease when those programs or circumstances end. In addition, economic conditions in certain regions may be affected by natural disasters or severe weather events, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; potential trade wars, and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Any decline in consumer discretionary spending could negatively impact our revenue, which could have a material adverse effect on our business, financial condition and results of operations.
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
We currently rely on third-party national, regional and local logistics providers to deliver our products. We may not be able to negotiate acceptable pricing and other terms with these providers, or these providers may experience performance problems or other difficulties in processing our orders or delivering our products to customers. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including severe weather events, natural disasters, fire, flood, power loss, earthquakes, pandemics, acts of war or terrorism, potential trade wars, or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying our products. Further, there may be disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience. Changes to the terms of our shipping arrangements and delays or failures in delivery of our products may have a material adverse effect on our margins and profitability, which could adversely affect our business, financial condition and results of operations.
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
Issuer Purchases of Equity Securities
During the three months ended December 31, 2024, we repurchased $2.8 million of common stock, or approximately 1.7 million shares, under our repurchase program. As a result, $8.3 million remained available under the current authorization. A summary of our repurchases of common stock for the three months ended December 31, 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1-31, 2024	—	$—	—	$11,131
November 1-30, 2024	1,436,543	$1.60	1,436,543	$8,835
December 1-31, 2024	246,128	$2.21	246,128	$8,292
Total	1,682,671	$1.69	1,682,671	$8,292
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

BARK, Inc.

February 05, 2025	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

February 05, 2025	/s/ Zahir Ibrahim
Zahir Ibrahim
Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

February 05, 2025	/s/ Brian Dostie
Brian Dostie
Vice President of Accounting, Controller
(Principal Accounting Officer)