Form 10-K
period 2025-03-31
Bark, Inc.
filed 2025-06-04
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $240.2 million.
As of May 29, 2025, there were 169,328,548 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the Company’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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
We are an omnichannel brand that designs and develops proprietary products for dogs across two key categories: toys & accessories and consumables. All of our products are designed and developed in-house, and

BARK branded. We leverage an ever-growing collection of first-party data, customer insights, and machine learning to deliver personalized products and experiences tailored to the needs of each and every dog we serve. Our products are sold Direct-to-Consumer (“DTC”) and through our network of retail partners, which currently spans over 50,000 doors nationwide and online marketplaces including Amazon and Chewy.
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
In addition to being one of the largest dog toy brands in the U.S. by revenue, we also play in exciting, and much larger categories in the consumables space, which include kibble, treats, toppers, supplements, and dental products. These categories have significantly increased our total addressable market and the number of customers we can serve. We believe that our growing first-party dataset, strong brand, and loyal customer base afford us a meaningful advantage and opportunity to win market share in these newer categories.
Our Industry
Large, growing, and resilient market for pet products:
According to the American Pet Products Association (“APPA”), annual spend on pets in the U.S. was approximately $152 billion in 2024, an increase of $3 billion, or approximately 3%, compared to 2023.
Dogs are the most popular pet in the U.S.:
According to the APPA, dogs are the most popular pet in the U.S., with approximately 68 million households having a dog as a member of their family. We believe we have an opportunity to significantly expand our customer base, both in the U.S. and globally.
Our Segments and Products
We operate two business segments: DTC and commerce. Our DTC business drives the majority of our revenues today, representing 85.9% of total revenue in fiscal 2025. While toys & accessories have driven the majority of revenues in this segment, we are increasingly focused on expanding our presence in consumables and services due to their larger addressable markets, less discretionary nature, and resilience to external pressures such as tariffs.
Our commerce business, which reflects the sale of BARK products in retail stores and other e-tailers, significantly broadens our customer reach and raises awareness for the BARK brand. Today, BARK products are sold in over 50,000 retail doors, including Target, Walmart, Kroger, Petco, and PetSmart. Additionally, we sell our products on other online platforms including Amazon and Chewy. This segment represented 14.1% of our total revenue in fiscal 2025, and we see a significant opportunity to grow our presence in retail. Today, the majority of our commerce revenue consists of selling our toys in retail. Last year, the Company began selling its new treat offering in over 2,400 Target and PetSmart doors nationwide. Since then, the Company has been expanding its treat offering in retail and anticipates further expansion of its treat and consumables presence in retail in the future.
Our Key Products:

Toys & Accessories (“toys”)—The majority of our revenue in the toys category is derived from BarkBox and Super Chewer, which are subscription products that feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on a one month, three month, six month, or twelve month basis. During the life of their subscription, we offer our customers incremental products via ATB, which allows us to cross-sell customers across our full portfolio of products including kibble, treats, toppers, dental, and more.

We also sell toys through our network of retail partners. Today, the commerce segment accounts for 14% of total revenue. This distribution channel allows us to reach new customers and introduce them to the BARK brand.
Our toys & accessories category also includes revenue derived from the sale of other products such as beds, leashes, apparel, and other accessories.
This category generated approximately $262.3 million of revenue in fiscal 2025, down 8% compared to fiscal 2024. While toys & accessories remain a core component of our offering and brand identity in fiscal 2026, we are actively reallocating resources toward our consumables and services categories as we expect toys to face headwinds due to macroeconomic factors, shifting consumer behavior, and newly imposed tariffs on imports from China, where the majority of our toys are currently sourced. The allocation between Toys & Accessories and Consumables includes estimates and was determined utilizing data on stand-alone selling prices that the Company charges for similar offerings, and also reflects historical pricing practices.
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
Treats— Includes treats and chews included in our BarkBox and Super Chewer boxes, as well as the sale of treats on our Bark.co. Many of our treats feature monthly themes, similar to our toys. Today, BARK is one of the largest treat brands in the U.S. by revenue. The Company also began selling its treats in over 2,400 doors nationwide in Spring of 2024. The Company has been expanding its treat offering among other partners, including Amazon, Chewy, and Meijer and anticipates further expansion in the year ahead.
Toppers—Includes meal-enhancing sprinkles, broths, and bites that are added to a dog’s meal to enhance the flavor of their food. These toppers are often single ingredient proteins that can be easily added to a dog’s existing meal plan. Toppers are particularly beneficial for picky eaters.
Supplements—Includes a variety of dog supplements such as hip and joint support, and skin and coat support. These products are often targeted at specific breeds that are prone to certain ailments.
Kibble—We sell a variety of kibble, priced to compete with the premium category. Our kibble can be purchased on an individual or autoship basis
Dental—Also known as BARK Bright, this category includes a variety of chews and toothpastes aimed at improving your dog’s dental health. BARK Bright eliminates the arduous task of brushing a dog’s teeth while still effectively fighting germs and bad breath. Our BARK Bright dental kit provides an innovative regimen for dog dental care.
Overall, we see significant runway in our consumables category in both our Direct to Consumer and commerce segments, long-term. As of fiscal 2025, consumables represent approximately one-third of total revenue and are sourced almost entirely from domestic partners, providing greater insulation from geopolitical risks and tariff impacts.
BARK Air—Announced in April 2024, BARK Air is a first-of-its kind air travel experience tailored to dogs. The Company is partnered with several charter companies offering premium flights for customers and their dogs. Interested parties can book flights at dogsflyfirst.com. Our charter partners are responsible for all aircraft, pilots, maintenance, and insurance, allowing BARK to focus on creating a great travel experience for dogs and their people worldwide. We believe this initiative exemplifies the Company’s dog-first approach to curating the best products and services. In its first fiscal year, BARK Air generated $5.8 million of revenue with strong utilization rates and customer demand. As our flagship entry into the services category, BARK Air is part of a broader strategy to expand into premium, differentiated dog services. With new routes, expanded partnerships, and high early engagement, we believe BARK Air and future services represent a meaningful long-term growth opportunity. This category is currently included in our Direct to Consumer segment.

Overall, we see significant runway in our consumables category long-term, and anticipate the majority of our future to be driven by these product categories along with services, like BARK Air.
Our Competitive Strengths
Ever-Growing Data Drives Personalization at Scale:
We know the names, age, breed, birthdays, play style, allergies, and more for millions of dogs. We believe that this is a key competitive advantage as it enables us to deliver highly personalized products and experiences for each and every dog that we serve. We are able to tailor our products to each customer by collecting proprietary product and customer data with each interaction. We also leverage our machine learning technology and first-party data set to compare dogs’ attributes against our available inventory when recommending products for purchase via cross-selling or ATB. In addition, we believe that personalization requires more than curation. We apply our data-driven customization approach to our product design and development as well, so that our products themselves, and not just our recommendations, are tailored to meet particular dog attributes that have been expressed to us.
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
In-House Product Design and Development:
All of our products are designed and developed in-house, and branded BARK, which helps drive our strong gross margins versus companies primarily selling third-party products. We believe that our data and insights have enabled us to design and make superior products for dogs as well as to create new products that dogs and their dog parents love. By employing an in-house team of world-class designers to design our products and having them made exclusively for us, rather than selling third-party products, we have created a collection of high-quality, unique, and cleverly-themed products, with strong brand association and higher potential for profitability. By designing our own products, we have the opportunity to achieve higher price points, therefore expanding our gross margins.
Omnichannel:
While the majority of our revenues are driven by our DTC business, we derived $68 million, or 14.1% of our revenue from the sale of BARK products in retail stores and other e-tailers in fiscal 2025. The Company currently sells products in over 50,000 retail doors nationwide, including Target, Walmart, Kroger, Petco, and PetSmart. We also sell our products on other online platforms including Amazon and Chewy. We believe that these partnerships significantly broaden our customer reach and raise awareness for the BARK brand. The Company also generates a similar contribution margin across its DTC and commerce segments. Additionally, in fiscal 2025, the Company migrated to Shopify, consolidating five previously siloed properties—BarkBox, Super Chewer, BARK Bright, BarkFood, and BarkShop—under one domain: Bark.co. This transition provides modern tools like Shop Pay and Apple Pay, simplifies cross-selling, and improves visibility into our full product suite. We believe this platform will be an important enabler of future growth in our DTC segment.
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
Growth across our consumables products:
While we are one of the largest treat companies in the U.S. by revenue today, we have only just begun to tap into the broader consumables opportunity. With the introduction of innovative new products across kibble, toppers, supplements, and dental products, we have significantly increased our addressable market and the number of customers we can serve. In the near-term, one of our biggest opportunities is to grow our consumables presence in retail. We currently sell our treats across 2,400 Target and PetSmart doors, and aim to expand our consumables presence across our retail footprint. While these product lines are relatively small for BARK today, we see significant opportunity to grow these products, long-term.
Expansion in our Commerce Segment
In fiscal 2025, revenue from the sale of BARK products through our retail and e-commerce partners totaled $68 million, or 14.1% of our total revenue. This reflects a 27.2% increase compared to fiscal 2024. We expect this channel to contribute an increasingly significant portion of our revenue moving forward, driven by continued expansion of our product assortment and retail presence with existing partners, as well as the addition of new partners both domestically and internationally.
Unified Customer Experience Expected to Enhance Cross-Selling and Awareness:
Historically, BARK operated five siloed businesses and customer experiences – BarkBox, SuperChewer, Bark Bright, BarkFood, and BarkShop. Each of these businesses had distinct websites, dashboards, and logins. We recently unified our brand under the Bark.co domain, which is run on Shopify. Now, all of our products are available under one roof, and on a modern technology solution. This will improve the customer experience, raise awareness of our full suite of products, and enhance our cross-selling capabilities. The new platform also enables us to offer important features like Shop Pay and Apple Pay.
Business Strategy
The Company’s is focused on enhancing profitability, strengthening its operating model, and positioning the business for long-term growth and value creation. In fiscal 2025, the Company achieved its first full year of positive Adjusted EBITDA, driven by improvements in operational efficiency, gross margin, and cost structure. As part of a strategic shift, the Company is reducing its reliance on promotion-driven direct-to-consumer subscription models and reallocating resources toward categories and channels that offer scalability, consumer reach, and resilience—particularly consumables, services, and retail commerce.
The Company is accelerating growth in its consumables business, which is primarily sourced in the United States and less exposed to global trade volatility, and is expanding its retail distribution footprint through partnerships with leading retailers. In addition, the Company is investing in new service offerings, such as BARK Air, and maintaining a lean operating model to support disciplined capital allocation. These strategic initiatives are intended to preserve profitability and position the business to deliver sustained long-term value.
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
At the end of fiscal 2025, BARK employed approximately 691 full-time and part-time employees, with 300 employees based in the U.S. and 377 employees based in the Philippines. Our employee population includes approximately 426 BARK Happy Ambassadors and their leadership, 40 engineers, data scientists, information security, and technology staff, 59 operations employees, and 166 marketing, creative, general, and administrative employees. As of March 31, 2025, 69% of our employees, 30% of our management team, and 43% of our Board of Directors identified as female or nonbinary.
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
•specialty pet store chains;
•traditional or neighborhood pet stores; and
•subscription service businesses and e-retailers.
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
Risks Related to Our Strategy
Our ability to execute our strategy depends on successfully navigating numerous challenges and uncertainties.
Our past operating performance may not be indicative of our future operating performance, which depends on our ability to execute our strategy while successfully navigating numerous challenges and uncertainties including, but not limited to, the following:
•our migration of current and future customers to our unified platform;
•costs or other issues with acquiring new customers and retaining existing customers;
•adverse impacts on shipping and fulfillment services and costs, including related to the imposition of current tariffs and the uncertainty relating to such tariff rates in the future, and shipping lane constraints and/or labor disputes;
•changes in consumer trends and preferences and/or discretionary spending, which would negatively impact our revenue;
•interruptions in our business due to technology failures, cybersecurity breaches or labor shortages;
•our ability to retain existing suppliers and attract new suppliers and scale our supply chain;
•our ability to develop a unified, scalable, high-performance technology and fulfillment infrastructure;
•our ability to hire and retain talented, experienced people at all levels of our organization; and
•the imposition of new or increased tariffs that disrupt our supply chain, or negatively impact our revenue and profitability; and
•deterioration of the macro-economic environment resulting in disruptions in global trade (in particular due to the imposition of tariffs and uncertainty relating to such tariffs), inflation, increasing interest rates, instability in the banking system or financial markets, changes in the labor markets, and political, economic and social instability, such as wars, armed conflicts or pandemics, in particular as such changes impact our revenue through reduced consumer discretionary spending, our cost structure or our supply chain.
If we fail to meet the challenges or navigate the uncertainties described above, as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations will be materially adversely affected.
We may fail to acquire and retain customers in a cost-effective manner.
In order to acquire and/or retain our customers, we have made, and expect to continue to make, significant investments to acquire and retain our customers. We must appropriately, effectively and efficiently allocate our marketing spend for multiple products and services, including: selecting the right marketplace, media and specific media vehicle in which to advertise; identifying the most effective and efficient level of spending in each marketplace, media and specific media vehicle; determining the appropriate creative message and media mix for advertising, marketing and promotional expenditures; managing marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs. If the costs of acquiring or retaining our customers exceeds our expectations, we may not be able to acquire or retain the necessary number of customers to purchase products or services in volumes sufficient to grow our business and generate the scale necessary to achieve operational efficiency and/or our margins could decrease, which could have a material adverse effect on our business, financial condition, and results of operations.
We depend on various digital channels to reach and engage current and potential customers.
As digital technology has become a dominant method for marketing, we use various online channels and third party platforms (social media, web, search engines, e-commerce) to engage current and potential customers. Search engines and social media platforms frequently evolve their algorithms, policies and procedures, which could lower our effectiveness in reaching and engaging the right audience for our products and services. Furthermore, the digital landscape is crowded with many companies and brands vying for consumer attention. Technology is also continually evolving, with new digital tools finding fast adoption by consumers, in particular with the emergence and adoption of new artificial intelligence (AI) technologies. If we cannot effectively adapt to, or compete with, these new technologies, our ability to reach and engage current and potential customers will be limited, impacting our brand awareness and potentially forcing us to increase our marketing investment to acquire and retain our customers. The resulting increase in our marketing costs or decrease in our revenue could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to sustain a high level of customer engagement, which could damage our brand and reputation.
Our strong customer relationships create a positive brand reputation which increases our average order volume, customer acquisition and retention and overall revenue growth. Continual elevation of the customer experience, quick responses to requests for support and proactive communications with our customers provide high customer satisfaction ratings and engagement. Disruptions in our supply chain, shipping delays, changes to the product or service experience, inadequate staffing or failure of our customer relationship management could harm our brand and reputation. Failure to maintain our high level of engagement and protect our brand and reputation with our customers would cause our revenue to decrease and/or our costs to increase, which could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to accurately predict consumer trends, successfully introduce new products and services, improve existing products and services, or expand into new offerings.
Our business growth partly depends on our ability to successfully introduce new products and services to our existing categories, and to improve and reposition our existing products to continue to meet the requirements of our customers. To be successful, we must accurately predict and respond to evolving consumer trends, demands and preferences, including predicting successful monthly themes for BarkBox and Super Chewer subscriptions that will resonate with our customers. The development and introduction of new products and expansion into new offerings and services also involves considerable costs. Our product development activities also could be impacted by competition from products with new features or new technologies, such as artificial intelligence (AI), that might render our existing products less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market. In addition, new products, offerings or services may not generate sufficient customer interest to become profitable or cover the costs of development and promotion, which could result in a decrease in customer retention, a reduction in purchases, and/or negatively affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, or create new offerings or services that respond to changes in customer requirements and preferences, or if our product introductions, repositions, or new offerings or services fail to gain consumer acceptance, we may be unable to grow our business as anticipated. Our revenue, margins and profitability may decline or not improve, which could materially adversely affect our business, financial condition and results of operations.
Our success depends on our ability to recruit and retain senior leaders and key employees.
We depend on the contributions of our senior leaders and key employees to achieve our strategy. Such individuals are in high demand and we may incur significant costs to recruit and retain them. All of our employees, including our senior leaders, are at-will employees who could terminate their employment relationship with us at any time. Their knowledge of, and contributions to, our business could be extremely difficult to replace. If we fail to retain talented senior leaders and other key employees, or if we cannot recruit such individuals, our business, financial condition, and results of operations could be materially adversely affected.
We face challenges due to our reliance on third party sales channels to sell and distribute our products.
We sell some of our products through a network of retailers and e-retailers (in addition to our direct sales channel). Our products are available through Amazon.com as well as in retail locations including Target, Petco, PetSmart, Costco, Walmart, Kroger and CVS, and many others. We depend on these indirect sales channel partners to distribute and sell our products to dog parents, which subjects us to a number of challenges, including:
•the sales and business practices, reputation or failure to comply with laws and regulations, of or by our sales channel partners, of which we may or may not be aware, may affect our business and reputation;
•adverse changes in our relationships with our sales channel partners could impact sales of our products;
•economic conditions, labor issues, natural disasters, severe weather events, regional or global pandemics, evolving consumer preferences, and purchasing patterns of our distribution partners, or competition between our sales channels, which result in sales channel disruptions;
•our sales channel partners, who also sell products offered by our competitors, and in the case of retailer house brands, may also be our competitors, which sales may compete with sales of our own products;
•certain of our sales channel partners could decide to de-emphasize the product categories that we offer, change their algorithmic logic, policies or procedures making our products harder for customers to find, or remove them from sales channels altogether; and
•building relationships with new channel partners or adapting to new distribution and marketing models in order to expand into new product categories and markets may require significant management attention and operational resources, and affect our accounting, including revenue recognition, gross margins, and the ability to make comparisons from period to period.
If we fail to effectively meet the challenges described above our business and future operating results will be materially adversely affected.
Risks Related to the Macro-Economic Environment
We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions, events, or trends.
Our business depends on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include economic recession, inflation or stagflation, high levels of unemployment; increases in consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainties; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; bank failures; global disruptions, fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall current and future political and economic environment. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or tax cuts, and consumer spending may decrease when those programs or circumstances end. In addition, economic conditions in certain regions may be affected by natural disasters or severe weather events, such as hurricanes, tropical storms, earthquakes, and wildfires; public health crises; tariff and trade wars, and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Any decline in consumer discretionary spending could negatively impact our revenue, which could have a material adverse effect on our business, financial condition and results of operations.
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
Changes in trade policy or the imposition of tariffs could affect our revenue and profitability.
Recent and potential future changes to U.S. and international trade policy, including the imposition of new or increased tariffs, duties, or other trade restrictions, could increase our cost of goods sold and adversely affect our supply chain, particularly for products sourced internationally, such as those manufactured in China. The macroeconomic impacts of such tariffs could also reduce consumer discretionary spending, which would impact our revenue. While we have taken steps to mitigate potential cost increases and impacts to our revenue—such as negotiating with suppliers and diversifying sourcing and taking steps to avoid increasing the price of our products and services—these efforts may not fully offset the impact of such policies. Continued or expanded tariffs, retaliatory trade measures, or supply chain disruptions resulting from trade tensions could materially and adversely affect our business, operating results, and financial condition.
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
•our manufacturers and suppliers for our toys are primarily located in Asia, which introduces risks related to changes in trade policies, including the imposition of tariffs, geopolitical developments and differences in regulatory standards and legal systems;
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
We may face supply chain disruptions.

We have limited control over our suppliers, contract manufacturers, and logistics partners, which subjects our supply chain to potential disruptions such as those that materialized during the COVID-19 pandemic and could similarly result from changes in trade policies, including the imposition of tariffs or uncertainties related to such tariffs. Such disruptions could result in failure to satisfy demand for our products; reduced control over delivery timing, product reliability, the manufacturing process and components used in our products; limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions; variance in the manufacturing capability of our third-party manufacturers; price increases; failure of a significant supplier, manufacturer, or logistics partner to perform its obligations for technical, market, or other reasons; misappropriation of our intellectual property; changes in local economic conditions in the jurisdictions where our suppliers, manufacturers, and logistics partners are located; the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners. The results of the supply chain disruptions described above, could have a material adverse effect on our business, financial condition and results of operations.
Shipping, which is subject to numerous risks, is a critical part of our business.
We currently rely on third-party national, regional and local logistics providers to deliver our products. We may not be able to negotiate acceptable pricing and other terms with these providers, or these providers may experience performance problems or other difficulties in processing our orders or delivering our products to customers. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including severe weather events, natural disasters, fire, flood, power loss, earthquakes, pandemics, acts of war or terrorism, potential trade wars, including current or potential future tariffs, or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying our products. Further, there may be disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience. Changes to the terms of our shipping arrangements and delays or failures in delivery of our products may have a material adverse effect on our margins and profitability, which could adversely affect our business, financial condition and results of operations.
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
If we do not optimize and operate our fulfillment centers and shipping services successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs and/or inventory shrinkage or impairment charges or harm to our business in other ways. In addition, if we do not have sufficient fulfillment or shipping capacity or experience a problem fulfilling or shipping orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers. We also anticipate the need to add fulfillment center and shipping capacity as our business continues to grow or as we respond to the current tariffs and/or uncertainties related to potential future tariffs. We may not be able to locate suitable facilities or services on commercially acceptable terms in accordance with our expansion plans, or recruit qualified managerial and operational supply personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment and shipping operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, and results of operations could be materially adversely affected.
Risks Related to Our Industry
Our estimate of the size of our addressable market may prove to be inaccurate.
Data for retail sales of dog products is collected for most, but not all channels. As a result, it is difficult to accurately estimate the size of the market, and predict with certainty the rate at which the market for our products will grow (if at all). While our market size estimate is made in good faith and is based on assumptions and estimates we believe to be reasonable, this estimate may not be accurate. If our estimates of the size of our addressable market are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.
We may not be able to compete effectively in the dog products and services industry.
The dog products and services industry, in particular online, is highly competitive and we expect this competition to increase. We compete with pet product retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers. We also compete with a number of specialty dog supply stores and independent dog stores, catalog retailers and other specialty e-retailers. As we expand our offerings and services (such as consumables and BARK Air), we will face additional competition. For example, in the consumables category, there are numerous brands and products that compete for shelf space and sales, with competition based primarily upon brand recognition and loyalty, product packaging, quality and innovation, taste, nutrition, breadth of product line, price and convenience. Many of these current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do, allowing our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), allowing them to build larger customer bases or generate gross profit from their customer bases more effectively than we do. Current and future competitors may also utilize artificial intelligence (AI) technologies in ways that we cannot replicate, make strategic acquisitions or establish cooperative relationships among themselves or with others. If we fail to compete effectively, are required to offer promotions and other incentives or adopt more aggressive pricing strategies, our operating margins could decrease, which could materially adversely affect our business, financial condition and results of operations.
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
We rely on SaaS technologies from third parties in order to operate critical functions of our business, including site management, financial management services, credit card processing, customer relationship management services, supply chain services and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our customers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented. We are also subject to certain standard terms and conditions with these providers, who have broad discretion to change their terms of service and other policies with respect to us, which may be unfavorable. Any failure to maintain successful partnerships with our SaaS providers could impact our success and materially adversely affect our business, financial condition and results of operations.
Limitations on our use of “cookies” may impact our ability to cost-effectively acquire new customers.
The use of third-party “cookies” is the subject of litigation, regulatory scrutiny and industry self-regulatory activities. Federal and state governmental authorities continue to evaluate and enact legislation regarding the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, or has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which if widely adopted could result in making cookies and other methods of online tracking significantly less effective. This regulation of the use of cookies and other current online tracking and advertising practices, and litigation related to the same, or the loss of our ability to make effective use of services that employ such technologies could limit our ability to acquire new customers on cost-effective terms, which could materially adversely affect our business, financial condition, and results of operations.
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
In the ordinary course of business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our customers and employees, including customer payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. We, or our vendors, may suffer a data compromise from hackers or other unauthorized parties who gain access to personal information or other data, including payment card data or confidential business information, which may not be discovered in a timely fashion. In addition, cyber-attacks such as ransomware attacks could lock us out of our information systems and disrupt our operations, or the operations of the vendors or manufacturers on which we rely. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we, and our vendors, may be unable to anticipate these techniques or to implement adequate preventative measures. Advances in computer capabilities, including as a result of artificial intelligence (AI), supercomputing, new technological discoveries, or other developments may result in the breach or compromise of the technology used or maintained by us to protect transactions or other sensitive data. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. If our business partners work remotely, they may be more vulnerable to cyber-attacks. In addition, our vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate personal information, confidential information, or other data, or may inadvertently release or compromise such data. Compromise of our data security by third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information, and delays in detecting or providing prompt notice of any such compromise or loss may disrupt our operations, damage our reputation, and subject us to litigation, government action, or other additional costs and liabilities that could materially adversely affect our business, financial condition, and results of operations.
Risks Related to Our Intellectual Property
We may be unable to adequately protect our intellectual property rights.
We rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country and the protection of our intellectual property rights may require significant financial, managerial and operational expenditures. Artificial intelligence (AI) technologies also present novel risks to the protection of our intellectual property rights. In addition, our efforts may not prevent third parties from infringing or misappropriating our intellectual property rights and any of our intellectual property rights could be challenged by others or invalidated through administrative processes or litigation. Our patent and trademark applications may never be granted and the process of obtaining patent protection is expensive and time-consuming. We may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, these patents may not adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of patent protection are uncertain. In addition, others may independently develop or otherwise acquire equivalent or superior technology. Our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information. We might be required to spend significant resources to monitor and protect our intellectual property rights and we may be unable to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. Failure to protect our intellectual property rights or costs associated with such protection could have a material adverse effect on our business, financial condition, and results of operations.
We may be subject to intellectual property infringement claims or other allegations.
Third parties have from time to time claimed, and may claim in the future, that we have infringed their intellectual property rights, including through the use of artificial intelligence (AI) technologies. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, injunctions against us or the payment of damages or royalties by us, require significant amounts of management time or divert significant operational resources or cause expensive changes to our business model. In addition, we may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments we are required to make and any injunctions against us could materially adversely affect our business, financial condition, and results of operations.
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
Existing tax laws, rules or regulations are subject to interpretation by tax authorities or amendment, repeal, or new enactments. For example, the 2018 U.S. Supreme Court decision in South Dakota v. Wayfair, Inc. required us to collect sales tax in many jurisdictions despite our lack of a physical presence in such jurisdictions. Also, the 2017 Tax Cuts and Jobs Act may limit our ability to use our substantial net operating losses to offset potential future taxable income. We are further dependent on the ability to generate taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. We are currently monitoring changes in the tax landscape, however, it is difficult to predict whether such changes could materially adversely affect our financial condition and results of operation
Current and future litigation could have a material adverse effect on our business.
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
In the future, we could be required to raise capital through public or private financing or other debt arrangements. Such capital may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. We may be forced to raise capital on undesirable terms or be unable to grow our business or respond to competitive pressures, which could have a material adverse effect on our business, financial condition, and results of operations.
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
We currently have options, RSUs and warrants outstanding that are convertible into shares of our common stock. In addition, our 2025 Convertible Notes are convertible based on outstanding principal balance and accrued interest. We also have the ability to issue equity awards that are convertible into shares of our common stock under our 2021 Equity Incentive Plan and under our Employee Stock Purchase Plan, see Note 6 — Debt, and Note 8 — Stock-Based Compensation Plans, to our consolidated financial statements set forth in this Annual Report on Form 10-K. We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would dilute our existing shareholders and may cause the market price of our common stock to decline.

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

The nature of our business exposes us to cybersecurity threats and attacks that can lead to the unauthorized acquisition or access, compromise, loss, misuse or theft of our data, including personal information, confidential information or intellectual property. To date risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, nor do we believe they are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. See Part 1, Item 1A, Risk Factors, in this Annual Report on Form 10-K for a discussion of cybersecurity risks.
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
At the management level, a management steering committee comprised of our Chief Financial Officer, Controller, and General Counsel is briefed quarterly by our Director of Information Security. Our Director of Information Security also prepares a quarterly Information Security Risk Report, which is provided to the management steering committee in advance of its quarterly meeting and also made available to the members of the Audit Committee. Our current Director of Information Security has 17 years of industry experience leading large-scale security initiatives, enhancing infrastructure defenses and instilling a culture of security awareness across all employee levels. Additionally, our Director of Information Security holds standard industry security certifications, including CISSP (Certified Information Systems Security Professional).
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
ITEM 2. PROPERTIES
We currently maintain our executive offices at 120 Broadway, Floor 12, New York, NY. In addition, we lease and operate fulfillment centers in three locations, at which we receive products from vendors, ship products to customers, and receive and process returns from customers. We also lease and operate a customer service center in Columbus, Ohio. We believe these properties are suitable and adequate for our current business operations. The following table sets forth the location, use and size of certain of our properties as of March 31, 2025:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Office Space	Leased	5,500
New York, New York	Office Space	Leased	51,220
Columbus, Ohio	Warehouse and distribution Center	Leased	97,934
Columbus, Ohio	Office Space	Leased	34,238
Hebron, Kentucky	Warehouse and distribution Center	Leased	201,600
Las Vegas, Nevada	Warehouse and distribution Center	Leased	400,593
ITEM 3. LEGAL PROCEEDINGS
On March 20, 2024, three alleged shareholders filed a putative class action complaint in the lawsuit styled Kenville v. Northern Star Sponsor LLC, et al., Case No. 2024-276, which is pending in the Delaware Court of Chancery. The operative complaint is brought against (a) certain officers and directors of Northern Star Acquisition Corp. at the time of its proposed acquisition of Legacy BARK, (b) Northern Star Sponsor, LLC, (c) two of the founders of Legacy BARK, and (d) Barkbox, Inc. and Bark, Inc. The alleged class consists of Company stockholders who held stock as of the redemption deadline and who elected not to redeem all or some of their stock, and the claims alleged are for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and unjust enrichment. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.
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
Holders
As of May 29, 2025 there were approximately 78 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by banks, brokers and other financial institutions. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2025, we repurchased $10.5 million of common stock, or approximately 6.1 million shares, under our repurchase program. As a result, $1.8 million remained available under the current authorization. A summary of our repurchases of common stock for the three months ended March 31, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1-31, 2025	1,517,140	$1.98	1,517,140	$5,252
February 1-28, 2025	1,947,654	1.85	1,947,654	5,651
March 1-31, 2025	2,658,684	1.46	2,658,684	1,775
Total	6,123,478	$1.71	6,123,478	$1,775
(1)On August 17, 2023, June 3, 2024, and February 26, 2025 the Company respectively announced that its Board of Directors had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $7.5 million, $15.0 million, and $4.0 million respectively, or $26.5 million in total, of BARK’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases, in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws. The Company’s stock repurchase programs may be limited or terminated at any time without prior notice.

Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 index and the S&P Retail Internet Select Industry index. The graph assumes an initial investment of $100 in our common stock at the market close on December 18, 2020, which was the first day on which our common stock commenced trading on its own through March 31, 2025 the last business day of our fiscal year. Data for the S&P 500 and the S&P Consumer Discretionary Select index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends. The stock price performance of the graph above is not necessarily indicative of future stock price performance.

Comparison of Total Returns
180
160
140
120
100
80
60
40
20
-
12/18/2020
2/25/2021
4/30/2021
7/6/2021
9/8/2021
11/10/2021
1/14/2022
3/22/2022
5/25/2022
8/1/2022
10/4/2022
12/7/2022
2/13/2023
4/19/2023
6/23/2023
8/28/2023
10/31/2023
1/5/2024
3/12/2024
5/15/2024
7/20/2024
9/22/2024
11/27/2024
2/1/2025
BARK
S&P 500
S&P Consumer Discretionary Select

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its consolidated subsidiaries. The audited consolidated financial statements as of March 31, 2025 and 2024 and for the fiscal years ended March 31, 2025, 2024 and 2023, respectively, present the financial position and results of operations and cash flows of BARK, Inc. and its wholly-owned subsidiaries.
Overview
We believe that dogs and humans are better together and we aspire to be the world’s favorite dog brand. We are a team of dog-obsessed people committed to delivering personalization at scale by satisfying each dog’s distinct personality, preferences, and needs with the best products and services. Since our founding in 2011, we have happily served millions of dogs and their people.
We are an omnichannel brand serving dogs across two key categories: toys & accessories and consumables. All of our products are designed, developed, and branded by BARK. We leverage an ever-growing collection of first-party data, customer insights, and machine learning to deliver personalized products and experiences tailored to the needs of each and every dog we serve. Our products are sold direct-to-consumer (“DTC”) and through our network of retail partners, which currently spans over 50,000 doors nationwide and online marketplaces including Amazon and Chewy.
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
In addition to being one of the largest dog toy brands in the U.S. by revenue, we also play in exciting, and much larger categories in the consumables space, which include kibble, treats, toppers, supplements, and dental products. These categories have significantly increased our total addressable market and the number of customers we can serve. We believe that our growing first-party dataset, strong brand, and loyal customer base afford us a meaningful advantage and opportunity to win market share in these newer categories.
Factors Affecting Our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”
Investments in growth
Our ability to increase the number of customers. total orders, and cross category purchasing is a key factor in our future DTC growth and will be driven by our marketing efforts and ability to continue to expand within the toys and consumables categories. As a result, we expect to continue to focus on long-term growth through investments in product offerings and the dog and dog parent experience. We are working to enhance our offerings and expand the breadth of the products and offerings especially in consumables. We expect to make additional investments in marketing to acquire new DTC customers.
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
Expansion within new and existing retail channels
Our commerce segment continues to be an important growth driver for the business and our ability to expand our product assortment within both new and existing retail partners remains a focus area. This expansion may also require increased investments in trade marketing, merchandising support, and logistics capabilities. If we are unable to successfully grow our retail presence or maintain strong partnerships, our ability to reach new customers and drive incremental revenue may be limited.
Certain macroeconomic and global events, conditions and challenges
In the past, we have experienced increases in inbound freight costs due to the challenges in the import market, as transpacific ships and trade lanes continue to be overburdened with volume and experience a significant shortage of equipment and capacity due to macroeconomic challenges affecting the global supply chain, including, for example, the COVID-19 pandemic. Increases in cost of goods, freight costs and supply chain disruptions may continue and could impact our business, in particular as a result of the imposition of tariffs and the uncertainty surrounding such tariffs and other global conditions. Other market factors or international events, such as increased inflation, war, rising tensions between the U.S. and China, and continued changes to trade policy, including the imposition of tariffs under alternative authority available to the executive branch of the US government.
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

	Fiscal Year Ended
	March 31,
	2025	2024
Total Orders (in thousands)	13,210	13,924
Average Order Value	$31.04	$31.34
Direct to Consumer Gross Profit (in thousands)(1)	$271,012	$278,868
Direct to Consumer Gross Margin (1)	66.1%	63.9%
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
Toys & Accessories (“toys”)—The majority of our revenue in the toys category is derived from BarkBox and Super Chewer, which are subscription products that feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on a one month, three month, six month, or twelve month basis. During the life of their subscription, we offer our customers incremental products via ATB, which allows us to cross-sell customers across our full portfolio of products including kibble, treats, toppers, dental, and more.
We also sell toys through our network of retail partners. Today, the commerce segment accounts for 14% of total revenue. This distribution channel allows us to reach new customers and introduce them to the BARK brand.
Our toys & accessories category also includes revenue derived from the sale of other products such as beds, leashes, apparel, and other accessories.
This category generated approximately $262.3 million of revenue in fiscal 2025, down 8% compared to fiscal 2024. While toys & accessories remain a core component of our offering and brand identity in fiscal 2026, we are actively reallocating resources toward our consumables and services categories as we expect toys to face headwinds due to macroeconomic factors, shifting consumer behavior, and newly imposed tariffs on imports from China, where the majority of our toys are currently sourced. The allocation between Toys & Accessories and Consumables includes estimates and was determined utilizing data on stand-alone selling prices that the Company charges for similar offerings, and also reflects historical pricing practices.

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
Treats— Includes treats and chews included in our BarkBox and Super Chewer boxes, as well as the sale of treats on our Bark.co. Many of our treats feature monthly themes, similar to our toys. Today, BARK is one of the largest treat brands in the U.S. by revenue. The Company also began selling its treats in over 2,400 doors nationwide in Spring of 2024. The Company has been expanding its treat offering among other partners, including Amazon, Chewy, and Meijer and anticipates further expansion in the year ahead.
Toppers—Includes meal-enhancing sprinkles, broths, and bites that are added to a dog’s meal to enhance the flavor of their food. These toppers are often single ingredient proteins that can be easily added to a dog’s existing meal plan. Toppers are particularly beneficial for picky eaters.
Supplements—Includes a variety of dog supplements such as hip and joint support, and skin and coat support. These products are often targeted at specific breeds that are prone to certain ailments.
Kibble—We sell a variety of kibble, priced to compete with the premium category. Our kibble can be purchased on an individual or autoship basis.
Dental—Also known as BARK Bright, this category includes a variety of chews and toothpastes aimed at improving your dog’s dental health. BARK Bright eliminates the arduous task of brushing a dog’s teeth while still effectively fighting germs and bad breath. Our BARK Bright dental kit provides an innovative regimen for dog dental care.
Overall, we see significant runway in our consumables category in both our Direct to Consumer and commerce segments, long-term. As of fiscal 2025, consumables represent approximately one-third of total revenue and are sourced almost entirely from domestic partners, providing greater insulation from geopolitical risks and tariff impacts.
BARK Air—Announced in April 2024, BARK Air is a first-of-its kind air travel experience tailored to dogs. The Company is partnered with several charter companies offering premium flights for customers and their dogs. Interested parties can book flights at dogsflyfirst.com. Our charter partners are responsible for all aircraft, pilots, maintenance, and insurance, allowing BARK to focus on creating a great travel experience for dogs and their people worldwide. We believe this initiative exemplifies the Company’s dog-first approach to curating the best products and services. In its first fiscal year, BARK Air generated $5.8 million of revenue with strong utilization rates and customer demand. As our flagship entry into the services category, BARK Air is part of a broader strategy to expand into premium, differentiated dog services. With new routes, expanded partnerships, and high early engagement, we believe BARK Air and future services represent a meaningful long-term growth opportunity. This category is currently included in our Direct to Consumer segment.
Overall, we see significant runway in our consumables category long-term, and anticipate the majority of our future to be driven by these product categories along with services, like BARK Air.
Cost of Revenue
Cost of revenue primarily consists of the purchase price of inventory sold, duties, inbound freight costs associated with inventory, shipping supply costs, and inventory shrinkage costs.
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

Results of Operations
We operate in two reportable segments to reflect the way our CODM reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements for the fiscal years ended March 31, 2025, 2024, and 2023 included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended March 31,
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(in thousands)
Consolidated Statement of Operation Data:
Revenue
Direct to Consumer	$415,837	$436,446	$471,994	(4.7)%	(7.5)%
Commerce	68,345	53,738	63,321	27.2%	(15.1)%
Total revenue	484,182	490,184	535,315	(1.2)%	(8.4)%
Cost of revenue
Direct to Consumer	145,011	157,578	186,666	(8.0)%	(15.6)%
Commerce	37,183	30,454	40,534	22.1%	(24.9)%
Total cost of revenue	182,194	188,032	227,200	(3.1)%	(17.2)%
Gross profit	301,988	302,152	308,115	(0.1)%	(1.9)%
Operating expenses:
Advertising and marketing	83,756	79,282	68,807	5.6%	15.2%
General and administrative	253,380	268,390	303,139	(5.6)%	(11.5)%
Total operating expenses	337,136	347,672	371,946	(3.0)%	(6.5)%
Loss from operations	(35,148)	(45,520)	(63,831)	(22.8)%	(28.7)%
Interest income	4,926	7,533	1,056	(34.6)%	N/M
Interest expense	(2,788)	(4,351)	(5,428)	(35.9)%	(19.8)%
Other income, net	132	5,328	6,684	(97.5)%	(20.3)%
Net loss before income taxes	(32,878)	(37,010)	(61,519)	(11.2)%	(39.8)%
Provision for income taxes	—	—	—	0.0%	0.0%
Net loss	$(32,878)	$(37,010)	$(61,519)	(11.2)%	(39.8)%

N/M means not meaningful.

Comparison of the Fiscal Years Ended March 31, 2025 and March 31, 2024
Revenue

	Fiscal Year Ended March 31,
	2025	2024	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	415,837	436,446	(20,609)	(4.7)%
Commerce	68,345	53,738	14,607	27.2%
Total revenue	$484,182	$490,184	$(6,002)	(1.2)%
Percentage of Revenue
Direct to Consumer	85.9%	89.0%
Commerce	14.1%	11.0%
Direct to Consumer revenue decreased by $20.6 million, or 4.7%, for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. This decrease was primarily driven by a 5.1%, or 0.7 million decrease in Total Orders, in addition to a $0.30 or 1.0% decrease in AOV. Fiscal year 2025 Direct to Consumer revenue included $5.8 million of BARK Air revenue.
Commerce revenue increased by $14.6 million, or 27.2%, for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. This increase was primarily driven by sales volume from existing and new customers.
Gross Profit

	Fiscal Year Ended March 31,
	2025	2024	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$270,826	$278,868	$(8,042)	(2.9)%
Commerce	31,162	23,284	7,878	33.8%
Total gross profit	$301,988	$302,152	$(164)	(0.1)%
Percentage of revenue	62.4%	61.6%
Direct to Consumer gross profit decreased by $8.0 million, and Commerce gross profit increased by $7.9 million, for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The increase in Commerce gross profit is primarily attributable to an increase in revenue.
Gross profit as a percentage of revenue increased 70 basis points for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. Direct to Consumer gross margin was 65.1%, 120 basis points and Commerce gross margin was 45.6%, 230 basis points higher than the same period last year, respectively. The increase in gross margin is primarily attributable to lower inbound freight and product cost improvements.

Operating Expenses
General and Administrative Expense

	Fiscal Year Ended March 31,
	2025	2024	$ Change	% Change
	( in thousands)
Other general and administrative	114,257	128,576	(14,319)	(11.1)%
Shipping and fulfillment	139,123	139,814	(691)	(0.5)%
Total General and administrative	$253,380	$268,390	$(15,010)	(5.6)%
Percentage of revenue	52.3%	54.8%
General and administrative expense decreased by $15.0 million, or 5.6%, for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. This decrease during the period was primarily due to: decreased shipping and fulfillment costs of $0.7 million attributable to lower direct to consumer volumes, decreased compensation expense of $6.7 million due to a decrease in headcount and decreased consulting expense of $2.2 million, as the business continued to manage its cost base. In addition, there was a $2.4 million benefit from the release of sales tax reserves relating to tax years for which the liability has been settled or the statute of limitations has expired. The remaining decrease in general and administrative costs is due to a reduction in rent, office expenses, and other expenses.
Advertising and Marketing

	Fiscal Year Ended March 31,
	2025	2024	$ Change	% Change
	( in thousands)
Advertising and marketing	$83,756	$79,282	$4,474	5.6%
Percentage of revenue	17.3%	16.2%
Advertising and marketing expense increased by $4.5 million, or 5.6%, for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. The increase is attributable to increased marketing spend to acquire a higher volume of new subscribers.
Interest Income

	Fiscal Year Ended March 31,
	2025	2024	$ Change	% Change
	( in thousands)
Interest income	$4,926	$7,533	$(2,607)	(34.6)%
Percentage of revenue	1.0%	1.5%
Interest income decreased by $2.6 million for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. The decrease in interest income is due to an overall decrease in cash in interest-bearing deposit accounts in line with the deployment of cash for the partial debt repayment of $44.4 million during the fiscal third quarter ended December 31, 2023 and share repurchases of $24.7 million as part of the share repurchase program which began during the fiscal second quarter ended September 30, 2023.

Interest Expense

	Fiscal Year Ended March 31,
	2025	2024	$ Change	% Change
	( in thousands)
Interest expense	$(2,788)	$(4,351)	$1,563	(35.9)%
Percentage of revenue	(0.6)%	(0.9)%
Interest expense decreased by $1.6 million, or 35.9%, for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. Interest expense for each period is derived from the Company’s 2025 Convertible Notes. The decrease is attributable to the partial debt repayment of $44.4 million during the fiscal third quarter ended December 31, 2023.
Other Income, net

	Fiscal Year Ended March 31,
	2025	2024	$ Change	% Change
	( in thousands)
Other income, net	132	5,328	$(5,196)	(97.5)%
Percentage of revenue	—%	1.1%
Other income, net decreased by $5.2 million for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. The decrease in other income, net was primarily due to the gain on extinguishment of debt in prior year of $1.8 million, as well as a decrease in the change of the fair value of our warrant liabilities of $3.2 million.

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
General and administrative expense decreased by $34.7 million, or 11.5%, for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023. This decrease during the period was primarily due to a decrease of $17.2 million in shipping and fulfillment expense due to lower volumes and lower rates from vendor consolidation, decreased rent and office expense of $3.5 million and decreased donation expense of $1.5 million. Additionally, as a result of our cost cutting initiatives announced in February of fiscal year 2023 and July of fiscal year 2024, compensation expense decreased $8.7 million due to a decrease in headcount, and consulting and legal fees decreased by $5.1 million.
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
We calculate Adjusted Net Loss as net loss, adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax income, (4) restructuring charges related to reduction in force payments, (5) gain on extinguishment of debt, (6) litigation expenses (consisting of legal and related fees for a specific proceeding that is outside of our ordinary course of business), (7) warehouse restructuring costs, (8) non-cash impairment of previously capitalized software and cloud computing implementation costs, (9) technology modernization costs, and (10) other items (as defined below).
We calculate Adjusted Net Loss Margin by dividing Adjusted Net Loss for the period by Revenue for the period.
We calculate Adjusted Net Loss Per Common Share by dividing Adjusted Net Loss for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.

We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest income, (2) interest expense (3) depreciation and amortization expense, (4) stock-based compensation expense, (5) change in fair value of warrants and derivatives, (6) capitalized cloud computing amortization, (7) sales and use tax income, (8) restructuring charges related to reduction in force payments, (9) gain on extinguishment of debt, (10) litigation expenses (consisting of legal and related fees for a specific proceeding that is outside of our ordinary course of business), (11) warehouse restructuring costs, (12) non-cash impairment of previously capitalized software and cloud computing implementation costs, (13) technology modernization costs, and (14) other items (as defined below).
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

The following table presents a reconciliation of Adjusted net loss to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted net loss margin and Adjusted net loss per common share for the periods presented:
Adjusted Net Loss

	Fiscal Year Ended March 31,
	2025	2024	2023

Net loss	$(32,878)	$(37,010)	$(61,519)
Stock-based compensation expense	12,735	12,931	14,811
Change in fair value of warrants and derivatives	521	(2,738)	(5,350)
Sales and use tax income (1)	(2,417)	(487)	(365)
Restructuring	3,829	1,660	1,763
Gain on extinguishment of debt	—	(1,828)	—
Litigation expenses (2)	1,839	175	—
Warehouse restructuring costs	4,738	814	—
Impairment of assets	3,599	3,079	2,065
Technology modernization (3)	2,400	684	—
Other items (4)	1,316	2,698	3,531
Adjusted net loss	$(4,318)	$(20,022)	$(45,064)
Net loss margin	(6.79)%	(7.55)%	(11.49)%
Adjusted net loss margin	(0.89)%	(4.08)%	(8.42)%
Adjusted net loss per common share - basic and diluted	$(0.02)	$(0.11)	$(0.26)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	174,399,565	177,260,581	176,717,509

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Fiscal Year Ended March 31
	2025	2024	2023
	(in thousands)
Net loss	$(32,878)	$(37,010)	$(61,519)
Interest income	(4,926)	(7,533)	(1,056)
Interest expense	2,788	4,351	5,428
Depreciation and amortization expense	11,222	12,602	9,427
Stock-based compensation expense	12,735	12,931	14,811
Change in fair value of warrants and derivatives	521	(2,738)	(5,350)
Cloud computing amortization	594	—	—
Sales and use tax income (1)	(2,417)	(487)	(365)
Restructuring	3,829	1,660	1,763
Gain on extinguishment of debt	—	(1,828)	—
Litigation expenses (2)	1,839	175	—
Warehouse restructuring costs	4,738	814	—
Impairment of assets	3,599	3,079	2,065
Technology modernization (3)	2,400	684	—
Other items (4)	1,316	2,698	3,531
Adjusted EBITDA	$5,360	$(10,602)	$(31,265)
Net loss margin	(6.79)%	(7.55)%	(11.49)%
Adjusted EBITDA margin	1.11%	(2.16)%	(5.84)%
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

(2)Litigation expenses related to a shareholder class action complaint, see Item 3. Legal Proceedings.

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

(4)For the fiscal year ended March 31, 2025, other items is comprised of executive transition costs of $0.8 million, costs associated with the share repurchase program of $0.4 million, and duplicate headquarters rent of less than $0.1 million. For the fiscal year ended March 31, 2024, other items comprised of non-recurring retention payments to management of $1.4 million, executive transition costs of $1.3 million, tax penalties of less than $0.1 million, and duplicate headquarters rent of less than $0.1 million. For fiscal year ended March 31, 2023, other items is comprised of executive transition costs of $1.7 million, duplicate headquarters rent of $1.7 million, and tax penalties of $0.1 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with U.S. GAAP, for each of the periods indicated:
Free Cash Flow

	Fiscal Year Ended March 31
	2025	2024	2023
Free cash flow reconciliation:
Net cash provided by (used in) operating activities	$(7,079)	$6,060	$4,694
Capital expenditures	(6,157)	(8,831)	(21,320)
Free cash flow	$(13,236)	$(2,771)	$(16,626)

Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of approximately $94.0 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we are in compliance with as of March 31, 2025 and expect to be in compliance with during the next 12 months.
Our material cash requirements include our lease arrangements for corporate offices, warehouses and certain equipment. As of March 31, 2025, we had fixed lease payment obligations of $42.6 million, with $5.8 million payable within 12 months.
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
The 2025 Convertible Notes are governed by the Indenture. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1 of each year commencing December 1, 2021, compounded annually. As of March 31, 2025, the effective interest rate is 6.60%. The accrued interest of $2.2 million and $2.1 million was paid-in-kind through an increase of the outstanding principal on the 2025 Convertible Notes on December 1, 2024 and 2023, respectively.
If the 2025 Convertible Notes are not converted into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of March 31, 2025. Therefore, the Company did not record a derivative liability related to these features as of March 31, 2025. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.

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
Pursuant to the Agreement, the Company repurchased $45.0 million in aggregate principal amount of the 2025 Convertible Notes plus $2.2 million of accrued and unpaid interest thereon to, but excluding the repurchase date, from the Holders for a total cash purchase price of $44.4 million. In addition, $1.0 million of unamortized deferred financing fees were derecognized from the Company’s balance sheet on the date of extinguishment. The accelerated deferred financing fees were recognized as a component of gain on extinguishment of debt. The Company recognized a gain on debt extinguishment of $1.8 million in connection with the repurchase. If a Change of Control (as defined in the Indenture) of the Company occurs at any time after the date of the Agreement and prior to the December 1, 2025 maturity date of the Notes, the Holders are also entitled to receive an additional cash “true-up” payment from the Company, totaling, in the aggregate for all Holders, either (i) $11.3 million in the case that the Company elects to redeem all of the Notes outstanding at the time of such Change of Control or (ii) $4.5 million in the case that the Holders elect to require the Company to repurchase all of the 2025 Convertible Notes outstanding at the time of such Change of Control, in each case, in accordance with the terms and conditions specified in the Agreement.
As of March 31, 2025 and March 31, 2024, the Company had $42.9 million and $40.6 million, respectively, of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
Western Alliance Bank—Line of Credit and Term Loan
In October 2017, the Company entered into a loan and security agreement and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provides for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, including a $10.0 million sublimit for letters of credit of which $9.2 million has been issued. The Credit Facility is subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in January 2025. After giving effect to this most recent amendment, the maturity date of the Credit Facility is September 2, 2025. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets. The Company is evaluating alternative options or further renewal of this Credit Facility.
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
As of March 31, 2025 and March 31, 2024, there were no outstanding borrowings under the Credit Facility. As of March 31, 2025 and March 31, 2024, the Company was compliant with its financial covenants.

Cash Flows
Comparison of the Fiscal Years Ended March 31, 2025, 2024 and 2023.
The following table summarizes our cash flows for the fiscal years ended March 31, 2025, 2024 and 2023:

	Fiscal Year Ended March 31
	2025	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(7,079)	$6,060	$4,694
Net cash used in investing activities	(6,157)	(8,831)	(21,145)
Net cash provided by (used in) financing activities	(19,870)	(49,615)	(2,099)
Effect of exchange rate changes on cash	(69)	24	(62)
Net increase (decrease) in cash and restricted cash	$(33,174)	$(52,362)	$(18,612)
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
For the fiscal year ended March 31, 2025, net cash used in operating activities was $7.1 million. The $7.1 million of net cash used in by operating activities consisted of net loss of $32.9 million adjusted for non-cash charges totaling $36.9 million and a net increase of $11.1 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $12.7 million for stock based compensation, $11.2 million for depreciation and amortization, and $4.5 million of non-cash lease expense. The increase in our net operating assets and liabilities was primarily driven by an increase in inventory of $5.5 million, a reduction in our operating lease liabilities of $5.3 million, and a reduction in deferred revenue of $4.7 million, offset by an increase of accounts payable and accrued expenses of $11.7 million.
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
Cash flows used in Investing Activities
For the fiscal year ended March 31, 2025, net cash used in investing activities was $6.2 million, primarily due to capital expenditures for warehouse equipment and software implementation.
For the fiscal year ended March 31, 2024, and 2023, net cash used in investing activities was $8.8 million and $21.1 million, respectively, primarily due to capital expenditures for warehouse machinery, leasehold improvements, equipment, and software implementations.
Cash flows provided by (used in) Financing Activities
For the fiscal year ended March 31, 2025, net cash used in financing activities was $19.9 million, primarily due to payments to repurchase common stock of $18.5 million.
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
Critical Accounting Policies and Estimates
This discussion and analysis of financial condition and results of operation is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimate and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies are described in greater details in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Revenue Recognition
Our primary sources of revenue are from sales of toys & accessories and consumables through our Direct to Consumer and Commerce segments. We recognize revenue upon delivery of products and services to our customer, as applicable. The recognition of revenue is determined through application of the following five-step model:
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
Inventories
Inventories consist principally of finished goods, and represent products available for sale and are accounted for using the first-in, first-out (“FIFO”) method and valued at the lower of cost or net realizable value. Inventory costs consist of product, duties and inbound shipping and handling costs. We assess the valuation of inventory and periodically write down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions. Inventory valuation requires us to make judgments, based on information available at each reporting period. Inventory valuation losses are recorded as cost of revenues.
We review current business trends and forecasts, and inventory aging to determine adjustments which we estimate will be needed to liquidate existing excess inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market, as applicable. We believe that all inventory write-downs required at March 31, 2025, have been recorded. Our historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of the current war in the Ukraine and its broader macroeconomic implications or the COVID-19 pandemic and the supply chain, logistics disruptions globally, and potential changes to trade policy, including the imposition of new or increased tariffs it is possible that the required level of inventory reserves may need to be adjusted.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2025, we had cash and cash equivalents of approximately $94.0 million consisting of bank deposits and money market accounts. Due to the short-term duration of our cash equivalents, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of March 31, 2025 there were no outstanding borrowings under the Credit Facility. We monitor our cost of borrowing under our facility, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Western Alliance Agreement for all periods presented would not have a material impact on our consolidated financial statements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BARK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of BARK, Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BARK, Inc. and subsidiaries (the "Company") as of March 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 4, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Subscription Revenue — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company’s subscription revenue is primarily derived from toys & accessories and consumables subscription products that are delivered directly to end customers.
We identified subscription revenue as a critical audit matter due to the high volume of individual low-dollar transactions, for which the calculation of revenue is dependent upon the effective design and operation of the system interface controls as well as controls over the accuracy and completeness of subscription revenue. Because of these factors, performing audit procedures to evaluate whether subscription revenue was appropriately recorded required a high degree of auditor judgement and an increased extent of audit effort, including the need for us to involve professionals with expertise in Information Technology (IT) to identify, test, and evaluate the Company’s systems, applications, and automated controls.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to subscription revenue included the following, among others:
•We tested the effectiveness of controls over the Company’s relevant subscription revenue business process, including those in place to reconcile the various systems to the Company’s general ledger.
•With the assistance of our IT specialists, we:
◦Identified the significant systems used to process revenue transactions and tested the effectiveness of general IT controls over each of these systems, including testing of user access controls, and change management controls.
◦Performed testing over relevant system interfaces within the subscription revenue stream, including controls designed to ensure the accuracy and completeness of subscription revenue.
•We created data visualizations to evaluate recorded subscription revenue and evaluate trends in the transactional subscription revenue data.
•We evaluated recorded activity for certain subscription revenue streams based on analytical procedures, including using regression and trend analyses to develop an expectation of the recorded subscription revenue balance.
•We tested a sample of subscription revenue transactions, where we compared the recorded subscription revenue to source documents and tested the accuracy of the recorded subscription revenue.
•For subscription revenue, we tested the reconciliation of the recorded subscription revenue to the underlying system reports.
/s/ Deloitte & Touche LLP
New York, New York
June 4, 2025
We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of BARK, Inc., and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BARK, Inc. and subsidiaries (the “Company”) as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2025, of the Company and our report dated June 4, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
June 4, 2025

BARK, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)

	March 31,	March 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,022	$125,495
Accounts receivable—net	9,453	7,696
Prepaid expenses and other current assets	10,036	4,379
Inventory	88,126	84,177
Total current assets	201,637	221,747
PROPERTY AND EQUIPMENT—NET	21,475	25,540
INTANGIBLE ASSETS—NET	5,426	11,921
OPERATING LEASE RIGHT-OF-USE ASSETS	28,277	32,793
OTHER NONCURRENT ASSETS	3,820	6,587
TOTAL ASSETS	$260,635	$298,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,364	$13,737
Operating lease liabilities, current	5,798	5,294
Accrued and other current liabilities	34,054	30,490
Deferred revenue	21,251	25,957
Current portion of long-term debt	42,573	—
Total current liabilities	124,040	75,478
LONG-TERM DEBT	—	39,926
OPERATING LEASE LIABILITIES	36,802	42,599
OTHER LONG-TERM LIABILITIES	267	1,202
Total liabilities	161,109	159,205
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 169,732,895 shares issued and outstanding as of March 31, 2025 and 500,000,000 shares authorized; 175,533,136 shares issued and outstanding as of March 31, 2024.	1	1
Treasury stock, at cost, 15,992,598 and 4,643,589 shares, respectively	(24,730)	(6,225)
Additional paid-in capital	504,022	492,427
Accumulated deficit	(379,767)	(346,820)
Total stockholders’ equity	99,526	139,383
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$260,635	$298,588
See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2025	2024	2023
REVENUE	$484,182	$490,184	$535,315
COST OF REVENUE	182,194	188,032	227,200
Gross profit	301,988	302,152	308,115
OPERATING EXPENSES:
Advertising and marketing	83,756	79,282	68,807
General and administrative	253,380	268,390	303,139
Total operating expenses	337,136	347,672	371,946
LOSS FROM OPERATIONS	(35,148)	(45,520)	(63,831)
INTEREST INCOME	4,926	7,533	1,056
INTEREST EXPENSE	(2,788)	(4,351)	(5,428)
OTHER INCOME—NET	132	5,328	6,684
NET LOSS BEFORE INCOME TAXES	(32,878)	(37,010)	(61,519)
PROVISION FOR INCOME TAXES	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(32,878)	$(37,010)	$(61,519)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.19)	$(0.21)	$(0.35)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	174,399,565	177,260,581	176,717,509

See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2022	175,290,143	$1	—	$—	$465,313	$(248,253)	$217,061
Net loss	—	—	—	—	—	(61,519)	(61,519)
Issuance for stock options exercised	1,643,626	—	—	—	1,018	—	1,018
Issuance for common stock vested	1,369,854	—	—	—	145	—	145
Issuance of common stock in connection with the employee stock purchase plan	109,186	—	—	—	—	—	—
Common stock withheld for tax upon release	(765,055)	—	—	—	(917)	—	(917)
Stock-based compensation	—	—	—	—	14,811	—	14,811
Cumulative translation adjustment	—	—	—	—	—	(62)	(62)
Balance - March 31, 2023	177,647,754	$1	—	$—	$480,370	$(309,834)	$170,537
Net Loss	—	—	—	—	—	(37,010)	(37,010)
Issuance for stock options exercised	126,816	—	—	—	108	—	108
Issuance for common stock vested	2,793,320	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	545,133	—	—	—	489	—	489
Common stock withheld for tax upon release	(936,298)	—	—	—	(1,409)	—	(1,409)
Excise tax	—	—	—	—	(62)	—	(62)
Purchase of treasury stock	—	—	(4,643,589)	(6,225)	—	—	(6,225)
Stock-based compensation	—	—	—	—	12,931	—	12,931
Cumulative translation adjustment	—	—	—	—	—	24	24
Balance - March 31, 2024	180,176,725	$1	(4,643,589)	$(6,225)	$492,427	$(346,820)	$139,383
Net Loss	—	$—	—	$—	$—	$(32,878)	$(32,878)
Issuance for stock options exercised	1,999,196	$—	—	$—	$1,358	$—	$1,358
Issuance for common stock vested	4,623,716	$—	—	$—	$—	$—	$—
Issuance of common stock in connection with the employee stock purchase plan	476,121	$—	—	$—	$425	$—	$425
Common stock withheld for tax upon release	(1,550,265)	$—	—	$—	$(2,867)	$—	$(2,867)
Excise tax	—	$—	—	$—	$(56)	$—	$(56)
Purchase of treasury stock	—	$—	(11,349,009)	$(18,505)	$—	$—	$(18,505)
Stock-based compensation	—	$—	—	$—	$12,735	$—	$12,735
Cumulative translation adjustment	—	$—	—	$—	$—	$(69)	$(69)
Balance - March 31, 2025	185,725,493	$1	(15,992,598)	$(24,730)	$504,022	$(379,767)	$99,526
See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended
	March 31,	March 31,	March 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,878)	$(37,010)	$(61,519)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & amortization	11,222	12,602	9,427
Impairment of assets	3,599	3,079	2,065
Amortization of deferred financing fees and debt discount	412	578	676
Bad debt expense	—	154	178
Stock-based compensation expense	12,735	12,931	14,811
Loss on disposal of assets	23	72	—
Provision for inventory obsolescence	1,587	(548)	(4,768)
(Gain) loss on extinguishment of debt	—	(1,828)	—
Change in fair value of warrant liabilities and derivatives	521	(2,738)	(5,350)
Paid in kind interest on convertible notes	2,235	2,119	4,354
Non-cash lease expense	4,516	4,100	4,902
Changes in operating assets and liabilities:
Accounts receivable	(1,756)	(1,296)	3,019
Inventory	(5,535)	40,706	33,549
Prepaid expenses and other current assets	(986)	(1,074)	2,554
Other assets	(1,547)	700	(133)
Accounts payable and accrued expenses	11,691	(17,779)	457
Deferred revenue	(4,707)	(1,814)	(3,778)
Operating lease liabilities	(5,294)	(4,830)	(3,281)
Proceeds from tenant improvement allowances	—	—	7,351
Other liabilities	(2,917)	(2,064)	180
Net cash (used in) provided by operating activities	(7,079)	6,060	4,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,157)	(8,831)	(21,320)
Proceeds from sale of investments	—	—	175
Net cash used in investing activities	(6,157)	(8,831)	(21,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of restricted stock units held for taxes	(2,867)	(1,409)	(917)
Payment of finance lease obligations	(225)	(215)	(2,345)
Proceeds from the exercise of stock options	1,358	108	1,018
Proceeds from issuance of common stock under ESPP	425	489	145
Payments to repurchase common stock	(18,505)	(6,225)	—
Excise tax from stock repurchases	(56)	(63)	—
Payments of long-term debt	—	(42,300)	—
Net cash used in financing activities	(19,870)	(49,615)	(2,099)

Effect of exchange rate changes on cash	(69)	24	(62)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(33,174)	(52,362)	(18,612)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	130,705	183,067	201,679
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$97,531	$130,705	$183,067

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	94,022	125,495	177,911
Restricted cash—prepaid expenses and other current assets, other noncurrent assets	3,509	5,210	5,156
Total cash, cash equivalents and restricted cash	$97,531	$130,705	$183,067

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$100	$2,385	$283
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	$182	$4	$131
Establishment of operating lease	$—	$—	$25,628
Lease modification and termination	$—	$—	$3,532
See notes to the consolidated financial statements.

BARK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
BARK, Inc., is an omnichannel brand serving dogs across two categories: toys & accessories, and consumables. The Company is located and headquartered in New York, New York.
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
Liquidity and Capital Resources— Since inception, the Company has funded its operations primarily with cash flows from operations and issuances of preferred stock and convertible notes. The Company recognized net loss of $32.9 million, $37.0 million, and $61.5 million for the years ended March 31, 2025, 2024 and 2023, respectively. The Company expects that the its cash resources will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements through the date which is twelve months from the date of filing this annual report.
As of March 31, 2025, the Company had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
Segments—The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The Company operates and manages the business across multiple operating segments which are aggregated based on similar qualitative and economic characteristics into two reporting segments: Direct to Consumer and Commerce. See Note 15 for further details.
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At March 31, 2025 and 2024, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$24,506	$—	$—	$24,506
	$24,506	$—	$—	$24,506

Liabilities
Public warrant liability(2)	$593	$—	$—	$593
Private warrant liability(2)	—	319	—	319
	$593	$319	$—	$912

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$52,900			$52,900
	$52,900			$52,900

Liabilities
Public warrant liability(2)	$254	$—	$—	$254
Private warrant liability(2)	—	137	—	137
	$254	$137	$—	$391
______________
(1)As of March 31, 2025 and March 31, 2024, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market account is included in cash and cash equivalents.
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
Cash and Cash Equivalents—Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months or less. As of March 31, 2025 and 2024, cash consists primarily of checking and operating accounts.
Restricted Cash— The Company had cash held as collateral by our payments processor for BARK Air and an escrow account under the surety bond requirements of the Department of Transportation. As of March 31, 2025, the Company has classified $3.5 million within prepaid expenses and other current assets, as restricted cash. As of March 31, 2024 the Company has classified $5.2 million within other noncurrent assets, as restricted cash, to secure letters of credit for four of its leases.
Accounts Receivable—Net—Accounts receivable are stated at net realizable value. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers. As of March 31, 2025 and 2024, the Company had an allowance for doubtful accounts of approximately $0.1 million and $0.2 million, respectively.
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

Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the fiscal years ended March 31, 2025, 2024 and 2023 the Company did not have any customers that accounted for 10% or more of total revenues. The Company had one customer that accounted for 46% and two customers that accounted for 54% of gross accounts receivable as of March 31, 2025 and 2024, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 14.1% and 11.0% of total revenue for the fiscal years ended March 31, 2025 and 2024, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During each of the fiscal years ended March 31, 2025 and 2024, the Company had two suppliers that accounted for 40% of total finished goods purchased and two suppliers that accounted for 31% of total finished goods purchased. The Company had one supplier that accounted for 14% of the accounts payable balance and one supplier that accounted for 17% of the accounts payable balance as of March 31, 2025 and 2024, respectively.
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
Long-Lived Assets and Intangible Assets—Net—The Company capitalizes qualifying internally-developed software development costs incurred during the application development stage, as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. Costs related to maintenance of internal-use software are expensed in the period incurred. Capitalized costs are amortized over the project’s estimated useful life of three years. Software development costs consist primarily of salary and benefits for the Company’s development staff and third-party contractors’ fees. Capitalized software development costs are included in intangible assets on the consolidated balance sheets and amortized to depreciation expense included in general and administrative expenses on the consolidated statement of operations and comprehensive loss for the fiscal years ended March 31, 2025, 2024, and 2023. The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. The Company estimates fair value based on the best information available, making necessary estimates, judgments and projections. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Leases—The Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases.

Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets also include any lease payments made. Operating lease ROU assets are presented separately in non-current assets and finance lease ROU assets are included in property and equipment, net on the Company’s consolidated balance sheets. As the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate the Company would incur on its future lease payments over a similar term based on the information available at commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of March 31, 2025 and 2024, the Company did not include any options to extend leases in its lease terms as it was not reasonably certain to exercise them. The Company’s lease agreements do not contain residual value guarantees or covenants.
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
Toys & Accessories (“toys”)—The majority of our revenue in the toys category is derived from Barkbox and Super Chewer, which are subscription products that feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on one, three, six, or twelve month basis. Subscription revenue is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box. Revenue from our subscription products is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products, which includes an estimate of future returns and chargebacks based on historical rates. The transaction price is inclusive of fixed discounts which represent a reduction to revenue for each performance obligation. The Company records a refund reserve based on our historical refund patterns. The impact of our refund reserve on our operating results may fluctuate based on changes in client refund activity over time. The refund liability related to toy direct to consumer revenue is recorded within accrued and other current liabilities on the consolidated balance sheets and was not material as of March 31, 2025 and 2024. During the life of their subscription, we offer customers incremental products via Add to Box “ATB”, which enables BARK to cross-sell customers into less discretionary products across our full portfolio of products including kibble, treats, toppers, dental, and more. ATB revenue is recognized at a point in time as control is transferred to the customer upon delivery of goods to the subscriber.
The Company also sells toys through our network of retail partners. This distribution channel allows us to reach new customers and introduce them to the BARK brand. Commerce revenue derived from our retail partners is recognized net of estimates for sales returns, discounts, markdowns and allowances, after the goods are shipped, or when the retail customer picks up the goods directly from one of our distribution points and control of the goods is transferred to the customer. Online marketplaces revenue is recognized upon delivery of goods to the end customer. Similar to subscriptions, the customer payment discounts, sales returns and chargebacks are considered to be contingent and represent a component of variable consideration. The estimated consideration reflects potential sales returns and chargebacks as a reduction in the transaction price. The Company has determined that the expected value method will provide the best predictor for a refund liability associated with sales returns and chargebacks. The estimate is recorded in total for sales transactions recorded in each period and, in effect, represents a reduction in the transaction price at the time of sale. The refund liability related to commerce revenue is recorded within accrued and other current liabilities on the consolidated balance sheets and was not material as of March 31, 2025 and 2024.
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
Online Marketplaces—Online marketplaces revenue consists of sales of toys & accessories and consumables sold through major online marketplaces. Online marketplaces revenue is recognized at a point in time, as control is transferred, upon delivery of goods to the major online marketplace or the end customer depending on the agreement. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products.

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
Sales Tax—As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted to the appropriate governmental tax authority on behalf of the customer. Sales tax collected from customers is not considered revenue and is included in accrued and other current liabilities until remitted. Total sales tax accrued was $4.0 million and $6.3 million, as of March 31, 2025 and 2024, respectively. As of March 31, 2025 and 2024, $2.3 million and $2.1 million of the sales tax accrued had been collected but not remitted, respectively.
On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc. that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have positioned themselves to require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state and accordingly, the Company recorded a liability in those periods in which it created economic nexus based on each state’s requirements. As certain of these liabilities are waived by tax authorities or the applicable statute of limitations expires, the related accrued liability is reversed. Total sales tax (income)/ expense recorded related to economic nexus was $(2.6) million, $0.9 million and $(0.4) million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively, within general and administrative expenses in the consolidated statements of operations and comprehensive loss.
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
The Company reviews current business trends and forecasts, and inventory aging to determine adjustments which it estimates will be needed to liquidate existing excess inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market, as applicable. The Company believes that all inventory write-downs required at March 31, 2025, have been recorded. The Company’s historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of war in Israel and the Ukraine and rising tensions between the U.S. and China and their broader macroeconomic implications or the COVID-19 pandemic and the supply chain and logistics disruptions globally, it is possible that the required level of inventory reserves would need to be adjusted.

As of March 31, 2025 and 2024, the Company has recorded reserves to reflect inventories at their estimated net realizable value. The reserve balance as of March 31, 2025 and 2024 was $5.1 million and $3.5 million, respectively.
Cost of Revenues—Cost of revenues includes the purchase price of inventory sold, inbound freight costs associated with inventory, shipping supply costs, and inventory shrinkage costs.
General and Administrative—General and administrative expenses include compensation and benefits costs, including stock-based compensation expense, facility costs, insurance, professional service fees, donations of goods in kind and other general overhead costs including depreciation and amortization and account management support teams, as well as commissions. General and administrative expense also includes processing fees charged by third parties that provide payment processing services for credit cards. For the fiscal years ended March 31, 2025, 2024 and 2023 the Company recorded payment processing fees of $10.6 million, $10.6 million and $11.3 million, respectively, within general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Shipping and Fulfillment Cost—Shipping and fulfillment costs represent those costs incurred in operating and staffing fulfillment, including costs attributable to receiving, inspecting, picking, packaging and preparing customer orders for shipment, outbound freight costs associated with shipping orders to customers, and responding to inquiries from customers. Shipping generally occurs prior to the transfer of control to the customer and is therefore accounted for as a fulfillment expense. In circumstances where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for shipping and handling activities as a fulfillment cost rather than an additional promised service. Shipping and handling fees billed to the customers are recorded as revenue. During the years ended March 31, 2025, 2024, and 2023, the Company expensed $139.1 million, $139.8 million and $157.0 million, respectively, for shipping and fulfillment costs within general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Advertising Costs—Costs associated with the Company’s advertising is expensed as incurred and are included in advertising and marketing expense in the consolidated statements of operations and comprehensive loss. During the fiscal years ended March 31, 2025, 2024, and 2023, the Company expensed $62.1 million, $63.3 million and $55.7 million, respectively, for advertising costs, which is comprised primarily of print and internet advertising, and agency fees.
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
Related Party Transactions—Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. During the fiscal year ended March 31, 2025, there were no related party arrangements. During the fiscal year ended March 31, 2024, the Company completed a repurchase of 300,000 shares of the Company’s common stock for $0.3 million from a former director. Refer to Note 7 “Related Party Transactions” for further information.
Recently Adopted Accounting Pronouncements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s fiscal year ended March 31, 2025, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and resulted in additional segment disclosures within Note 15 – Segments.
Recently Issued Accounting Pronouncements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued this ASU to update income tax disclosure requirements, primarily related to the income tax rate reconciliation and income taxes paid information. This update is effective beginning with the Company’s fiscal year ending March 31, 2026 annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.
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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the fiscal years ended March 31, 2025, 2024, and 2023 were as follows (in thousands):

	Fiscal Year Ended
	March 31,
	2025	2024	2023
Revenue
Direct to Consumer:
Toys & Accessories(1)	$262,307	$284,676	$307,045
Consumables(1)	147,683	151,770	164,949
Other(2)	5,847	—	—
Total Direct to Consumer	$415,837	$436,446	$471,994
Commerce	68,345	53,738	63,321
Revenue	$484,182	$490,184	$535,315
(1) The allocation between Toys & Accessories and Consumables includes estimates and was determined utilizing data on stand-alone selling prices that the Company charges for similar offerings, and also reflects historical pricing practices.
(2) Other Direct to Consumer revenue is derived from BARK Air.
Contract Liability
The Company’s contract liability primarily represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box or product.
Deferred revenue was $21.3 million, $26.0 million, and $27.8 million as of March 31, 2025, 2024, and 2023, respectively. During the fiscal years ended March 31, 2025, 2024, and 2023, the Company recognized $26.0 million,

$27.8 million, and $31.5 million of revenue included in deferred revenue as of March 31, 2024, 2023, and 2022, respectively.
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
4.     PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment consisted of the following as of March 31, 2025 and 2024:

	March 31,
	2025	2024
Computer equipment, software, and domain names	$4,067	$6,614
Warehouse machinery and equipment	18,613	14,988
Furniture and fixtures	2,415	2,433
Leasehold improvements	19,782	21,834
Construction in process	153	766
Total property and equipment	45,030	46,635
Less: accumulated depreciation	(23,555)	(21,095)
Property and equipment—net	$21,475	$25,540

Intangible assets consisted of the following as of March 31, 2025 and 2024:

	March 31,
	2025	2024
Internally developed software	$12,397	$20,813
Less: accumulated amortization	(6,971)	(8,892)
Intangible assets—net	$5,426	$11,921
Total depreciation expense for property and equipment during the fiscal years ended March 31, 2025, 2024, and 2023 was $6.7 million, $7.9 million, and $6.9 million, respectively. Total amortization expense for internally developed software during the fiscal years ended March 31, 2025, 2024, and 2023 was $4.5 million, $4.7 million, and $2.5 million, respectively. Amortization expense related to finance leases amounted to $0.2 million, $0.2 million, and $0.3 million for fiscal years ended March 31, 2025, 2024, and 2023, respectively. The Company recorded non-cash impairment of $2.1 million and $2.6 million relating to internally developed software as part of a strategic shift to a new e-commerce platform for the fiscal years ended March 31, 2025 and 2024, respectively. No impairment of internally developed software was recorded during the fiscal years ended March 31, 2023. Depreciation, amortization and impairment expense is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss. During the years ended March 31, 2025 and 2024, the Company disposed of certain property and equipment totaling $2.9 million and $0.2 million, respectively. The accumulated depreciation on the disposed property and equipment totaled $2.8 million and less than $0.1 million, respectively.
As of March 31, 2025 and 2024, equipment that was leased under finance leases and included in property and equipment, net in the consolidated balance sheets was $0.5 million and $0.7 million, respectively.

5.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following as of March 31, 2025 and 2024:

	March 31,
	2025	2024
Warrant liability	$913	$391
Sales tax payable	4,006	6,310
Accrued compensation costs	7,176	4,866
Accrued licensing fees	101	136
Accrued short term interest	786	—
Accrued professional and legal fees	1,580	1,116
Accrued marketing costs	4,302	5,171
Accrued shipping and fulfillment costs	4,228	4,260
Accrued inventory costs	3,506	471
Other accrued expenses	7,456	7,769
Accrued and other current liabilities	$34,054	$30,490

6.    DEBT
As of March 31, 2025 and 2024, long-term debt consisted of the following:

	March 31,
	2025	2024
Current portion of long-term debt
2025 Convertible Notes	$42,880	$—
Less: deferred financing fees and debt discount	(307)	—
Total current portion of long-term debt	$42,573	$—

Long-term debt:
2025 Convertible Notes	$—	$40,644
Less: deferred financing fees and debt discount	—	(718)
Total long-term debt	$—	$39,926

Total debt	$42,573	$39,926
During the fiscal years ended March 31, 2025, 2024, and 2023, the Company incurred interest expense of $2.8 million, $4.4 million, and $5.4 million, respectively, on the Consolidated Statements of Operations and Comprehensive Loss. Interest expense for the fiscal years ended March 31, 2025, 2024, and 2023 included deferred financing fees and debt discount amortization of $0.4 million, $0.6 million, and $0.7 million, respectively. Additionally, as of March 31, 2025 and 2024, the Company had accrued interest of $0.8 million and $0.7 million within Accrued and other current liabilities and Other long-term liabilities, respectively, on the Consolidated Balance Sheet.
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
The 2025 Convertible Notes are governed by the Indenture. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1st of each year commencing December 1, 2021, compounded annually. As of March 31, 2025, the effective interest rate is 6.60%. The accrued interest of $2.2 million and $2.1 million was paid-in-kind through an increase of the outstanding principal on the 2025 Convertible Notes on December 1, 2024 and 2023, respectively.
If the 2025 Convertible Notes are not converted into common stock by the maturity date, the Company must repay the outstanding principal amount plus accrued interest.
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of March 31, 2025. Therefore, the Company did not record a derivative liability related to these features as of March 31, 2025. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
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
As of March 31, 2025 and 2024, the Company had $42.9 million and $40.6 million, respectively, of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement respectively.

Western Alliance Bank—Revolving Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, including a $10.0 million sublimit for letters of credit of which $9.2 million has been issued. The Credit Facility is subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in January 2025. After giving effect to this most recent amendment, the maturity date of the Credit Facility is September 2, 2025. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets. The Company is evaluating alternative options or further renewal of the Credit Facility.
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
As of March 31, 2025 and March 31, 2024, there were no outstanding borrowings under the Credit Facility. As of March 31, 2025 and March 31, 2024, the Company was compliant with its financial covenants.
7.    RELATED PARTY TRANSACTIONS
There were no related party transactions during the fiscal years ended March 31, 2025 and 2023. During the fiscal year ended March 31, 2024, the Company repurchased, 300,000 shares of the Company’s common stock, held by a former director for total consideration of $0.3 million. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
8.    STOCKHOLDERS’ EQUITY
On August 17, 2023, June 3, 2024, and February 26, 2025, the Company respectively announced that its Board of Directors (the “Board”) had authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $7.5 million, $15.0 million, and $4.0 million or $26.5 million in total, of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases, in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws. The Company’s stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of cash.
During the fiscal year ended March 31, 2025, the Company purchased 11,349,009 shares of its common stock under the program in open market transactions for $18.5 million at an average price of $1.63. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. As of March 31, 2025, $1.8 million of the shares authorized for issuance under the stock repurchase program remained available for future share repurchases. Treasury stock activity also includes the Company’s common stock repurchased in conjunction with a related party transaction. See Note 7, “Related Party Transactions,” for additional details.

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
For each fiscal year beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan may be increased by a number, determined and approved by the Board on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2023, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 8,876,143 shares. As of March 31, 2025, 12,849,621 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no remaining shares available for grant under the 2011 Plan. Periodically, the Company issues new hire, promotion and other awards under the 2021 Stock Plan and awards may be forfeited resulting in the underlying shares returning to the 2021 Stock Plan.
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
The fair value assumptions used to determine the fair value of ESPP rights were estimated on the grant dates using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,
	2025	2024	2023
Expected term (years)	0.5	0.5	0.5
Expected volatility	67.6% - 76.0%	61.9 - 77.6%	76.9 - 97.5%
Risk-free interest rate	4.35% - 5.40%	5.4 - 5.4%	2.80 - 4.80%
Expected dividend yield	—%	—%	—%
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
For the fiscal year ended March 31, 2025, employees who elected to participate in the ESPP purchased a total of 476,121 shares of common stock at an average price of $0.89, resulting in cash proceeds to the Company of approximately $0.4 million. ESPP employee payroll contributions accrued as of March 31, 2025 were $0.2 million, and are included within accrued and other current liabilities in the consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.
Stock Option Activity

The following is a summary of stock option activity for the fiscal year ended March 31, 2025:

	Number Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2024	12,117,999	2.52	5.14	$1.7
Granted	1,125,000	1.37
Exercised	(1,999,196)	0.78
Cancelled or forfeited	(408,969)	2.70
Expired	(872,093)	7.6
Outstanding as of March 31, 2025	9,962,741	$2.29	5.21	$1.0
Vested and expected to vest as of March 31, 2025	8,957,871	$2.39	5.13	$1.0
Exercisable as of March 31, 2025	6,592,053	$2.51	4.73	$0.8
The weighted-average grant-date fair value of options granted during the years ended March 31, 2025, 2024 and 2023 was $1.38, $1.17 and $2.75 respectively.
The aggregate intrinsic value of options exercised during the year ended March 31, 2025, 2024 and 2023 was $2.5 million, $0.1 million and $1.6 million respectively.

As of March 31, 2025, there was $1.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average remaining vesting period of 1.42 years.
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. During the years ended March 31, 2025, 2024, and 2023 the weighted average of the assumptions used in the Black-Scholes option pricing model were as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Expected term (years)	5.21	5.26	4.38
Expected volatility	70.38%	73.71%	70.43%
Risk-free interest rate	4.54%	4.21%	3.30%
Expected dividend yield	—%	—%	—%
Restricted Stock Unit (“RSU”) Activity
The following table summarizes the activity related to the Company’s RSUs for Fiscal Year Ended March 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of March 31, 2024	12,277,989	$1.68
Granted	12,441,094	$1.50
Released	(4,623,716)	$1.80
Forfeited	(3,120,362)	$1.62
Unvested and outstanding as of March 31, 2025	16,975,005	$1.53
The following table summarizes the weighted average grant-date fair value of RSUs and total fair value of vested RSUs for the periods presented:

	Fiscal Year Ended March 31,
	2025	2024	2023
Weighted average grant-date fair value of RSUs	$1.50	$1.16	$2.79
Total fair value of released RSUs (in millions)	$7.4	$3.3	$2.4
As of March 31, 2025, total unrecognized compensation expense related to RSUs was $15.3 million and is expected to be recognized over a weighted average period of 2.73 years. The fair value for RSUs is established based on the market price of the Company’s common stock on the date of grant.
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
The fair value of each market-based award is estimated on the date of grant using the Monte Carlo model that uses the assumptions noted in the following table:

	Fiscal Year Ended March 31,
	2025	2024	2023
Expected volatility	N/A	N/A	70.10%
Risk-free interest rate	N/A	N/A	2.70%
Expected dividend yield	N/A	N/A	—%
Stock-Based Compensation
The following table summarizes the total stock-based compensation expense by function and by type of award for the fiscal years ended March 31, 2025, 2024, and 2023 (in thousands):

	Fiscal Year ended
	March 31,
	2025	2024	2023
General and administrative	$11,505	$11,754	$13,578
Advertising and marketing	1,230	1,177	1,233
Total stock-based compensation expense	$12,735	$12,931	$14,811

Stock-based compensation expense by type of award
RSUs	$9,856	$8,268	$8,598
Stock options	1,809	3,803	5,638
Management Incentive Program	826	284	—
Market-based award	—	304	406
ESPP	244	272	169
Total stock-based compensation expense	$12,735	$12,931	$14,811

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

The Company’s finance leases as of March 31, 2025 and March 31, 2024 were not material and were included in property and equipment, net, on the Company’s consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets as of March 31, 2025 and 2024 (in thousands):

		March 31,
Leases	Consolidated Balance Sheets Location	2025	2024

Assets
Operating	Operating lease right-of-use assets	$28,277	$32,793
Total operating lease assets		$28,277	$32,793
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,798	$5,294
Operating lease liabilities (non-current)	Operating lease liabilities	$36,802	$42,599
Total operating lease liabilities		$42,600	$47,893
The following schedule represents the components of operating lease expense for the fiscal years ended March 31, 2025 and 2024 (in thousands):

		Fiscal Year Ended
	Consolidated Statements of Operations and Comprehensive Loss Location	March 31, 2025	March 31, 2024
Operating lease costs	General and administrative	$7,096	$7,606
Short-term lease costs	General and administrative	63	56
Sublease income	Other income	(611)	(801)
Total lease costs		$6,548	$6,861
As of March 31, 2025, the Company’s maturity of operating lease liabilities in the years through March 31, 2030, and thereafter are as follows (in thousands):

Operating Leases
2026	$8,625
2027	7,446
2028	6,474
2029	6,723
2030	3,645
Thereafter	28,273
Total lease payments	61,186
Less: imputed interest	(18,586)
Present value of lease liabilities	$42,600
Other operating leases information:

	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	$8,476	$8,336
Right-of-use assets obtained in exchange for new lease liabilities	$—	$—
Weighted-average remaining term (years)	9.7	10.2
Weighted average discount rate	7.1%	7.1%
11.    COMMITMENT AND CONTINGENCIES
Litigation
On March 20, 2024, three alleged shareholders filed a putative class action complaint in the lawsuit styled Kenville v. Northern Star Sponsor LLC, et al., Case No. 2024-276, which is pending in the Delaware Court of Chancery. The operative complaint is brought against (a) certain officers and directors of Northern Star Acquisition Corp. at the time of its proposed acquisition of Legacy BARK, (b) Northern Star Sponsor, LLC, (c) two of the founders of Legacy BARK, and (d) Barkbox, Inc. and Bark, Inc. The alleged class consists of Company stockholders who held stock as of the redemption deadline and who elected not to redeem all or some of their stock, and the claims alleged are for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and unjust enrichment. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages
In addition, the Company is from time to time subject to, and are presently involved in, litigation and other legal proceedings in the ordinary course of business. While it is not possible to determine the outcome of any legal proceedings brought against the Company, the Company believes that, except for the matter described above, there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on the Company’s business, financial condition or operating results. The Company’s view and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.

12.    INCOME TAXES
A reconciliation of the Company’s effective tax rate to the United States federal income tax rate is as follows:

	March 31,
	2025	2024	2023
Federal statutory rate	21.00%	21.00%	21.00%
Permanent differences	(0.22)	(0.19)	(0.23)
State taxes, net of federal benefits	3.51	(0.27)	3.54
Change in valuation allowance	(17.34)	(14.08)	(23.68)
Interest expense	(1.47)	(2.06)	(1.51)
Warrant mark-to-market	(0.34)	1.56	1.83
Stock-based compensation	(5.01)	(5.71)	(3.84)
Other deferred adjustments	(0.13)	(0.25)	2.89
Total	—%	—%	—%
The components of the Company’s deferred taxes are as follows (in thousands):

	As of March 31,
	2025	2024
Net operating loss carryforwards	$73,456	$67,974
Charitable contributions	1,132	1,073
Interest expense	499	1,674
Lease liabilities	10,819	8,900
UNICAP	3,725	3,385
Stock compensation	3,583	4,317
Accruals and other	4,932	3,572
Depreciation	888	329
Total deferred tax assets	99,034	91,224
Valuation allowance	(91,258)	(85,620)
Net deferred tax assets	7,776	5,604

Lease right-of-use asset	(7,776)	(5,604)
Total deferred tax liabilities	(7,776)	(5,604)
Net deferred tax assets	$—	$—

As of March 31, 2025, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $303.3 million, of which $60.5 million begin to expire in 2031 and $242.8 million can be carried forward indefinitely. The Company also had state NOLs of approximately $190.5 million, of which $160.6 million begin to expire at various times in 2025 through 2031 and $30.0 million can be carried forward indefinitely. In addition, the Company has foreign NOLs of approximately $0.1 million, of which $0.1 million begin to expire in 2026 and $0.0 can be carried forward indefinitely.
As of March 31, 2024, the Company had federal NOLs of approximately $281.2 million, of which $60.5 million begin to expire in 2031 and $220.8 million can be carried forward indefinitely. The Company also had state NOLs of approximately $172.1 million, of which $145.2 million begin to expire at various times in 2024 through 2031 and $26.9 million can be carried forward indefinitely. In addition, the Company has foreign NOLs of approximately $0.1 million, of which $0.1 million begin to expire in 2026 and $0.0 which can be carried forward indefinitely.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has completed a formal study through March 31, 2025 to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. As a result of the study, it was determined that BarkBox, Inc. experienced an ownership change on July 8, 2014; however, the limitation from the ownership change will not result in any of the NOLs or tax credits expiring unutilized. The Company has not completed a formal study related to Northern Star Acquisition Corp. and its separate NOLs from periods prior to the Merger. However, any potential ownership change is not expected to result in any of the NOLs expiring unutilized.
The Company has recorded a valuation allowance against its deferred tax assets in each of the fiscal years ended March 31, 2025 and 2024, because the Company’s management believes that it is more likely than not that these assets will not be realized. As a result of generating additional net operating losses, the valuation allowance increased by approximately $5.6 million, from $85.6 million as of March 31, 2024 to $91.3 million as of March 31, 2025.
The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended March 31, 2025, 2024 and 2023. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company is subject to U.S. federal income tax and state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for the tax years since 2021; currently, no federal or state income tax returns are under examination by the respective taxing authorities. To the extent the Company has tax attributes carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS and the state tax authorities to the extent utilized in a future period.
13.    OTHER INCOME —NET
Other income—net consisted of the following:

	Fiscal Year Ended March 31
	2025	2024	2023
Other (expense) income	$(389)	$762	$1,334
Change in fair value of warrants	521	2,738	5,350
Gain (Loss) on extinguishment of debt	—	1,828	—
Other income-net	$132	$5,328	$6,684

14.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Fiscal Year Ended March 31
	2025	2024	2023
Numerator:
Net loss	$(32,878)	$(37,010)	$(61,519)
Net loss attributable to common stockholders—basic and diluted	$(32,878)	$(37,010)	$(61,519)
Denominator:
Weighted average common shares outstanding—basic and diluted	174,399,565	177,260,581	176,717,509

Net loss per share attributable to common stockholders - basic and diluted	$(0.19)	$(0.21)	$(0.35)
For the fiscal years ended March 31, 2025, 2024 and 2023, the Company’s potential dilutive securities, which include stock options, RSUs, warrants and convertible notes have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for each of the fiscal years ended March 31, 2025, 2024 and 2023.
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at March 31, 2025, 2024 and 2023 from the computation of diluted net loss per share attributable to common shareholders for the fiscal years ended March 31, 2025, 2024 and 2023 because including them would have had an anti-dilutive effect.

	As of
	March 31,
	2025	2024	2023
Redeemable convertible preferred stock as converted to common stock		—	—
Stock options to purchase common stock	9,962,741	12,113,905	16,019,476
Restricted stock units	16,975,005	12,277,989	8,188,054
Warrants to purchase common stock	13,036,333	13,036,333	13,036,333
2025 Convertible Notes as converted to common stock	4,366,567	4,138,926	8,505,620
Employee stock purchase plan	152,297	296,335	278,111
The Company also had convertible notes outstanding for the fiscal year ended March 31, 2025, which could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Since the necessary conditions for the conversion of these instruments had not been satisfied during the fiscal year ended March 31, 2025, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 6, “Debt,” for additional details.
15.    SEGMENTS
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company operates and manages the business across multiple operating segments which are aggregated based on similar qualitative an economic characteristics into two reportable segments: Direct to Consumer and Commerce. The Direct to Consumer segment derives revenue from the sale of toys & accessories and consumables through BarkBox, Super Chewer, and the Company’s consumables website, Bark.co. The Commerce segment derives revenue primarily from the sale of individual toys through major retailers and online marketplaces. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. There are no internal revenue transactions between the Company’s segments.
The Company’s Chief Executive Officer is the chief operating decision maker ("CODM") and manages and allocates resources between the Direct to Consumer and Commerce segments. Consistent with this decision-making process, the CODM uses financial information disaggregated between the Direct to Consumer and Commerce segment for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on gross profit. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments and also uses segment gross profit for evaluating product pricing. The Company does not allocate assets at the reportable segment level as these are managed on an entity-wide group basis and, accordingly, the Company does not report asset information by segments. Foreign sales were immaterial for the fiscal years ended March 31, 2025, 2024 and 2023.
All intercompany transactions between the segments have been eliminated.
Segment information is as follows (in thousands):

	Fiscal Year Ended March 31
	2025	2024	2023
Direct to Consumer:
Revenue	$415,837	$436,446	$471,994
Cost of revenue	145,011	157,578	186,666
Gross profit	270,826	278,868	285,328
Commerce:
Revenue	68,345	53,738	63,321
Cost of revenue	37,183	30,454	40,534
Gross profit	31,162	23,284	22,787
Consolidated:
Revenue	484,182	490,184	535,315
Cost of revenue	182,194	188,032	227,200
Gross profit	$301,988	$302,152	$308,115
Reconciliation:

	Fiscal Year Ended March 31
	2025	2024	2023
Total gross profit	$301,988	$302,152	$308,115
Less:
Advertising and marketing expenses	83,756	79,282	68,807
General and administrative expenses	253,380	268,390	303,139
Loss from operations	(35,148)	(45,520)	(63,831)
Less:
Interest income	4,926	7,533	1,056
Interest expense	(2,788)	(4,351)	(5,428)
Other income - net	132	5,328	6,684
Net loss before income taxes	$(32,878)	$(37,010)	$(61,519)

16.    401(k)
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Subject to certain Internal Revenue Service (“IRS”) limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company’s Board. Effective April 1, 2022, the Company began making matching contributions to the 401(k) plan. The expense related to the matching contributions was $1.4 million and $1.6 million for the fiscal years ended March 31, 2025 and March 31, 2024, respectively.
ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.
Changes in internal controls
There have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
During the year ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Exchange Act.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.
Code of Conduct, Governance Guidelines, Committee Charters, and Insider Trading Policy
We have adopted a Code of Conduct that applies to all of our employees and directors. The Code of Conduct and is posted on our website at https://investors.bark.co/governance/governance-documents/. We will post any amendments to or waivers from the Code of Conduct at that location.

We have also adopted Corporate Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. Each of these documents is available at https://investors.bark.co/governance/governance-documents/ on our website.
We have an insider trading policy that governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. It is the Company’s policy not to trade in Company securities in violation of securities laws. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.
39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT AND FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2025.

40

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
(a)(3) & (b):

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Incorporated by Reference
No.	Description of Exhibit	Filed or Furnished Herewith	Form	File No.	Date Filed
2.1	Agreement and Plan of Reorganization, dated as of December 16, 2020, by and among Northern Star Acquisition Corp., NSAC Merger Sub Corp. and Barkbox, Inc.		8-K	001-39691	12/17/2020
3.1	Restated Certificate of Incorporation of BARK, Inc.	X
3.2	Amended and Restated Bylaws of BARK, Inc.		8-K	001-39691	11/23/2021
4.1	Description of registered securities		10-K	001-39691	6/7/2021
4.2	Specimen Share Certificate		S-1	333-249138	10/14//2020
4.3	Specimen Warrant Certificate		S-1	333-249138	10/14//2020
4.4	Warrant Agreement, dated as of November 10, 2020, between Continental Stock Transfer & Trust Company and the Registrant		S-1	333-249138	10/14//2020
4.5	Indenture, dated as of November 27, 2020, between BarkBox, Inc. and U.S. Bank National Association, as Trustee and Collateral Agent		S-4	333-252603	2/1/2021
4.6	Supplemental Indenture #1, dated as of April 30, 2021, between Legacy BARK, BarkPark, LLC and Barkretail, LLC		S-1	333-257306	6/23/2021
4.7	Supplemental Indenture #2, dated as of June 2, 2021, between Bark, Bark International, LLC and The Original Bark		S-1	333-257306	6/23/2021
4.8	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated July 21, 2015		S-4	333-252603	2/1/2021
4.9	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated April 1, 2016		S-4	333-252603	2/1/2021
4.10	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated December 3, 2018		S-4	333-252603	2/1/2021
4.11	Form of Warrant to purchase shares of BarkBox, Inc. preferred stock dated October 12, 2017		S-4	333-252603	2/1/2021
4.12	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated December 7, 2018		S-4	333-252603	2/1/2021
41

4.13	Omnibus Amendment to Warrants to purchase shares of BarkBox, Inc. stock dated July 31, 2020		S-4	333-252603	2/1/2021
4.14	Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the investors listed on Schedule A thereto, dated May 16, 2016		S-4	333-252603	2/1/2021
4.15	First Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other signatories thereto, dated December 20, 2016		S-4	333-252603	2/1/2021
4.16	Second Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated November 27, 2020		S-4	333-252603	2/1/2021
4.17	Third Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated December 16, 2020		S-4	333-252603	2/1/2021
10.1	Investment Management Trust Agreement, dated as of November 10, 2019, between Continental Stock Transfer & Trust Company and the Registrant		8-K	001-39691	11/13/2020
10.2#	2011 Stock Incentive Plan		S-4	333-252603	2/1/2021
10.3#	2021 Equity Incentive Plan		S-8	333-258596	8/6/2021
10.4#	2021 Employee Stock Purchase Agreement		S-8	333-258596	8/6/2021
10.5#	Form of Indemnity Agreement		S-4	333-252603	2/1/2021
10.6	Form of Convertible Secured Note due 2025 (included in Exhibit 4.5)		S-4	333-252603	2/1/2021
10.7	Lease Agreement by and between Barkbox, Inc. and 221 Canal Street LLC, dated September 16, 2013		S-4	333-252603	2/1/2021
10.8	Lease, dated October 29, 2021, between 120 Broadway Holdings, LLC and Barkbox, Inc.		8-K	001-39691	11/4/2021
10.9#	Form of Severance and Change In Control Agreement		10-K	001-39691	5/31/2022
19	Insider Trading Policy		10-K	001-39691	6/3/2024
21.1	List of subsidiaries		10-K	001-39691	6/7/2021
23.1	Consent of Deloitte & Touche LLP	X
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
42

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Policy on Recoupment of Incentive Compensation		10-K	001-39691	6/3/2024
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Indicates management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BARK, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
43

ITEM 16. FORM 10-K SUMMARY
None.
44

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARK, Inc.

June 4, 2025	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

June 4, 2025	/s/ Zahir Ibrahim
Zahir Ibrahim
Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

June 4, 2025	/s/ Brian Dostie
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

45

Signature		Title	Date

		Chief Executive Officer and Director	June 4, 2025
By:	/s/ Matt Meeker	(Principal Executive Officer)
Matt Meeker

		Chief Financial Officer	June 4, 2025
By:	/s/ Zahir Ibrahim	(Principal Financial Officer)
Zahir Ibrahim

		Controller	June 4, 2025
By:	/s/ Brian Dostie	(Principal Accounting Officer)
Brian Dostie

By:	/s/ Larry Bodner	Director	June 4, 2025
Larry Bodner

By:	/s/ Paulette Dodson	Director	June 4, 2025
Paulette Dodson

By:	/s/ Jim McGinty	Director	June 4, 2025
Jim McGinty

By:	/s/ Betsy McLaughlin	Director	June 4, 2025
Betsy McLaughlin

By:	/s/ Michele Meyer	Director	June 4, 2025
Michele Meyer

By:	/s/ Henrik Werdelin	Director	June 4, 2025
Henrik Werdelin
46