Form 10-K/A
period 2025-03-31
Bark, Inc.
filed 2025-07-29
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
AMENDMENT NO. 1
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
As of July 15, 2025, there were 169,873,193 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amended Report”) amends the Annual Report on Form 10-K for BARK, Inc. (the “Company”) for the year ended March 31, 2025, originally filed on June 4, 2025 (the “Original Report”). We are filing this Amended Report for the sole purpose of filing the information required by Part III of Form 10-K. We previously omitted this information from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits this information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end. We are filing this Amended Report to include Part III information in our Original Report because we do not intend to file a definitive proxy statement for an annual meeting of stockholders containing such information within 120 days after the end of our fiscal year ended March 31, 2025.
The reference on the cover page of the Original Report to such incorporation by reference has been deleted, and this Amended Report amends and restates in their entirety the cover page and Part III of the Original Report. Capitalized terms not otherwise defined in Part III of this Amended Report shall have the same meanings assigned to those terms in Parts I and II of the Original Report.
Pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”), Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer, principal financial officer and principal accounting officer are attached to this Amended Report as Exhibits 31.1, 31.2 and 31.3, respectively. Because no financial statements have been included in this Amended Report and this Amended Report does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Amended Report. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Amended Report.
The remainder of the Original Report remains the same as previously reported in the Original Report, and there are no other changes to the Company’s financial statements or disclosures and there are no changes to the Company’s reported results. This Amended Report does not reflect any subsequent events occurring after the filing date of the Original Report and does not modify or update in any way the disclosures made in the Original Report except as described above. Accordingly, this Amended Report should be read in conjunction with the Original Report and with our filings with the SEC after the Original Report.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Board
Members of our board of directors (the “Board”) take a proactive, focused approach to their positions to ensure that BARK is committed to business success through the maintenance of high standards of responsibility and ethics. The Board meets on a regular basis and additionally as required. Mr. Meeker is the Executive Chair and Ms. McLaughlin is the Lead Independent Director of our Board.

Class A Directors	Class B Directors	Class C Directors
Term Expiring at the 2025 Annual Meeting	Term Expiring at the 2026 Annual Meeting	Term Expiring at the 2027 Annual Meeting
•Betsy McLaughlin •Henrik Werdelin	•Paulette Dodson •Matt Meeker •Michele Meyer	•Larry Bodner •Jim McGinty
Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. The Board has adopted a written charter for each of these committees, which are available on the Company’s investor relations website at https://investors.bark.co.

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
•Larry Bodner (chair) •Jim McGinty •Betsy McLaughlin	•Betsy McLaughlin (Chair) •Michele Meyer	•Paulette Dodson (Chair) •Jim McGinty
Audit Committee
The Audit Committee consists of: Larry Bodner, Jim McGinty, and Betsy McLaughlin.
Mr. Bodner serves as the chair of the Audit Committee. The Board has determined that Mr. Bodner qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the New York Stock Exchange (“NYSE”) listing rules. In making this determination, the Board considered Mr. Bodner’s formal education and previous experience in financial roles. In addition, the Board has determined that each of the members of the Audit Committee satisfies the independence and other requirements of the NYSE and Rule 10A-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), including that each member of an audit committee can read and understand fundamental financial statements in accordance with NYSE audit committee requirements. In arriving at this determination, the Board examined each member’s scope of experience and the nature of their prior and/or current employment.
Specific responsibilities of our Audit Committee include:
•overseeing our corporate accounting and financial reporting processes and our internal controls over financial reporting;
•evaluating the independent public accounting firm’s qualifications, independence and performance;
•engaging and providing for the compensation of the independent public accounting firm;
•pre-approving audit and permitted non-audit and tax services to be provided to us by the independent public accounting firm;
•reviewing and assessing the annual internal audit plan and discussing with management communications prepared by the internal audit;

•periodically meeting for oversight meetings with management, the internal audit function, and the independent auditor;
•reviewing our financial statements;
•reviewing our critical accounting policies and estimates and internal controls over financial reporting;
•establishing procedures for complaints received by us regarding accounting, internal accounting controls or auditing matters, including for the confidential anonymous submission of concerns by our employees, and periodically reviewing such procedures, as well as any significant complaints received, with management;
•discussing with management and the independent registered public accounting firm the results of the annual audit and the reviews of our quarterly financial statements;
•reviewing our cybersecurity and other information technology risks, controls and procedures, including our plans to mitigate cybersecurity risks and respond to data breaches;
•reviewing and approving any transaction between us and any related person (as defined by the Exchange Act) in accordance with the Company’s related party transaction approval policy;
•reviewing and reassessing the adequacy of the Audit Committee’s charter and submitting any recommended changes to the Board for approval; and
•such other matters that are specifically designated to the Audit Committee by our Board from time to time.
The Audit Committee met seven (7) times during fiscal year 2025.
Compensation Committee
The Compensation Committee consists of: Betsy McLaughlin and Michele Meyer.
Ms. McLaughlin serves as the chair of the Compensation Committee. The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NYSE and is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee may form subcommittees and may delegate power and authority to such subcommittees for any purpose that the Compensation Committee deems appropriate.
Specific responsibilities of our Compensation Committee include:
•reviewing and recommending policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers;
•evaluating the performance of the Chief Executive Officer and other senior officers in light of those goals and objectives;
•reviewing annually and recommending to the Board for approval of all compensation to be paid or awarded to the Chief Executive Officer;
•developing and implementing policies with respect to the recovery of excess compensation paid to any executive officers based on erroneous data;
•administering the issuance of options and other awards under our equity-based incentive plans;
•reviewing and approving, for the Chief Executive Officer and other senior officers, employment agreements, severance agreements, consulting agreements and change in control or termination agreements;
•reviewing our policies, programs and initiatives focusing on diversity and inclusion with respect to our leadership and workforce; and

•such other matters that are specifically designated to the Compensation Committee by our Board from time to time.
The Compensation Committee met four (4) times during fiscal year 2025.
Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee (the "Corporate Governance Committee") consists of: Paulette Dodson and Jim McGinty. The Board has determined that each of the members of the Corporate Governance Committee satisfies the independence requirements of the NYSE.
Ms. Dodson serves as the chair of the Corporate Governance Committee. The Corporate Governance Committee will recommend to the Board candidates for nomination for election at the annual meeting of the stockholders. In general, in identifying and evaluating nominees for director, the Board expects to consider educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our stockholders. The Board will also consider director candidates recommended for nomination by its stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our charter and bylaws.
Specific responsibilities of our Corporate Governance Committee include:
•identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our Board;
•considering and making recommendations to our Board regarding changes to the size and composition of our Board;
•considering and making recommendations to our Board regarding the composition and chairmanship of the committees of our Board;
•providing oversight of our policies, programs and initiatives focusing on environmental and social responsibility and risks;
•establishing procedures to exercise oversight of, and oversee the performance evaluation process of, management;
•overseeing periodic evaluations of the performance of our Board and its committees;
•instituting plans or programs for the continuing education of our Board and orientation of new directors;
•developing and making recommendations to our Board regarding corporate governance guidelines and matters; and
•such other matters that are specifically designated to the Corporate Governance Committee by our Board from time to time.
In the process of identifying, screening and recommending director candidates to the full Board, our Corporate Governance Committee takes into consideration the needs of the Board and the qualifications of the candidates, such as their general understanding of various business disciplines and our business environment, their educational and professional background, analytical ability, independence, diversity of experience and viewpoints, and their willingness to devote adequate time to board duties. The Board evaluates each individual in the context of the Board as a whole with the objective of retaining a group that is best equipped to help ensure that the long-term interests of the stockholders are served. When searching for new directors, the Corporate Governance Committee will actively seek out women and individuals from minority groups to include in the pool from which nominees for the Board are chosen. The Corporate Governance Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees.
The Corporate Governance Committee will consider director candidates recommended by stockholders on the same basis that it evaluates other nominees for director. In doing so, the Corporate Governance Committee will evaluate director candidates in light of several factors, including the general criteria outlined above. Our Amended and Restated Bylaws provide that any stockholder of record entitled to vote for the election of directors at the applicable meeting of stockholders may nominate persons for election to our Board, if such stockholder complies with the applicable notice procedures, which are set forth in our bylaws.
The Corporate Governance Committee met four (4) times during fiscal year 2025.
Information About Our Directors
Class A Directors
Directors with terms expiring at the 2025 Annual Meeting:

BETSY MCLAUGHLIN Age: 64 Director Since: December 2017 Lead Independent Director COMMITTEES: •Audit Committee •Compensation Committee (Chair)	CAREER HIGHLIGHTS •Chief Executive Officer of Hot Topic, Inc. from 2000 to 2011 (NASDAQ: HOTT) •Member of the Board of Advisors and Executive Committee of the UCLA Anderson School for 17 years
PUBLIC COMPANY BOARDS •Hot Topic (NASDAQ:HOTT) (2000-2011) •Trupanion (NASDAQ:TRUP) 2024-Present PRIVATE & NON-PROFIT COMPANY BOARDS •5.11 Tactical •Lazy Dog Restaurants •Mejuri •Dolls Kill
KEY QUALIFICATIONS AND EXPERIENCES
•Extensive experience across all areas of retail, merchandising, proprietary brands, services, operations and ecommerce
•Relevant Senior Leadership/Chief Executive Officer
•High Level of Financial Experience
•Family includes two dogs, Max and Emma.

HENRIK WERDELIN Age: 49 Director Since: October 2011 COMMITTEES: •None
CAREER HIGHLIGHTS
•Co-Founder of BARK (2011)
•Founding partner of Prehype LLC, a venture development firm headquartered in New York, with offices in London and Copenhagen (founded in 2010)
•Author of The Acorn Method: How Companies Get Growing Again (published April 2020), and Me, My Customer and AI (releasing August 12, 2025 - memycustomerandai.com).
•Advisor to several early stage startups

PUBLIC COMPANY BOARDS •None PRIVATE & NON-PROFIT COMPANY BOARDS: •None
KEY QUALIFICATIONS AND EXPERIENCES
•Extensive experience of BARK’s business
•Innovation/technology experience Innovation/technology experience
•Recognized entrepreneur and AI keynote speaker
•Adopted Molly. a Labrador Retriever, in 2013

Class B Directors
Directors with terms expiring at the 2026 Annual Meeting:

PAULETTE DODSON Age: 61 Director Since: March 2023 COMMITTEES: •Corporate Governance & Nominating Committee (Chair)
CAREER HIGHLIGHTS
•General Counsel, Alight, Inc. (NYSE: ALIT) from 2018 through 2022
•General Counsel, Petsmart (NASDAQ: PETM) from 2012 through 2018
•General Counsel, Sara Lee (NYSE: SLE) from 2010 through 2012

PUBLIC COMPANY BOARDS
•Portillo’s (NASDAQ: PLTO ) (2021-Present)
•Trupanion (NASDAQ: TRUP ) (2023-Present)

PRIVATE AND NON-PROFIT COMPANY BOARDS
•Mather, Inc.
•United Way of Metro Chicago
•Better Government Association
•Smithbucklin Corporation

KEY QUALIFICATIONS AND EXPERIENCES
•Experience in board governance, mergers and acquisitions, corporate compliance, risk and ESG across a variety of industries including Consumer Products/Goods and Retail
•International and other strategic operational expansion
•Broad international exposure

MATT MEEKER Age: 51 Director Since: October 2011 Executive Chairman COMMITTEES: •None
CAREER HIGHLIGHTS
•Co-Founder of BARK (2011)
•Chief Executive Officer of BARK from its formation in October 2011 until September 2020 and resuming in January 2022
•Co-founded Meetup, a network of local communities that meet offline about shared interests and passions, and worked there from December 2001 through December 2007.
•Venture Partner at Resolute VC

PUBLIC COMPANY BOARDS •None PRIVATE & NON-PROFIT COMPANY BOARDS: •None	KEY QUALIFICATIONS AND EXPERIENCES •Extensive experience of BARK’s business •Innovation/technology experience •Inspired to found BARK by his late Great Dane, Hugo

MICHELE MEYER Age: 61 Director Since: March 2023 COMMITTEES: •Compensation Committee
CAREER HIGHLIGHTS
•31 Years at General Mills (NYSE: GIS) from 1988 to 2019
•President, SVP of Small Planet Foods Division, General Mills
•President, SVP Meals Division, General Mills
•President, SVP Snacks Division, General Mills

PUBLIC COMPANY BOARDS •GNC (2019-2020) •Embark Trucks (2021-2023) PRIVATE COMPANY BOARDS •Kevin’s Natural Foods •Quinn Snack Foods •Pacha Soap
KEY QUALIFICATIONS AND EXPERIENCES
•Extensive experience across all areas of P&L, including brand building, innovation, margin improvement, product development, and retail growth strategies
•Relevant Senior Leadership / Emerging Brand Board Experience

Class C Directors
Directors with terms expiring at the 2027 Annual Meeting:

LARRY BODNER Age: 62 Director Since: September 2023 COMMITTEES: •Audit Committee (Chair)
CAREER HIGHLIGHTS
•Chief Executive Officer of Dollar Shave Club from 2023 to Present
•Chief Executive Officer of Bulletproof 360 from 2019 to 2023
•Chief Financial Officer of Sovos Brands from from 2017 to 2019

PUBLIC COMPANY BOARDS •Hostess Brands (NASDAQ: TWNK) from 2016-2023 PRIVATE & NON-PROFIT COMPANY BOARDS: •None
KEY QUALIFICATIONS AND EXPERIENCES
•High Level of Financial Experience
•Extensive experience in corporate strategy, business development and pet and food companies
•Relevant Senior Leadership/Chief Executive Officer & Chief Financial Officer
•Family includes two Bernese Mountain Dogs, Jake & Moose

JIM MCGINTY Age: 63 Director Since: February 2021 COMMITTEES: •Audit Committee •Corporate Governance & Nominating Committee
CAREER HIGHLIGHTS
•Senior Financial Advisor of 5.11 Tactical since October 2024
•Chief Financial Officer of 5.11 Tactical from 2018 to 2024
•Chief Financial Officer of Z Gallerie from 2016 to 2018
•Chief Financial Officer of Spy Inc. from 2013 to 2016
•Chief Financial Officer of Hot Topic, Inc. (NASDAQ: HOTT) from 2001 to 2013

PUBLIC COMPANY BOARDS •None PRIVATE & NON-PROFIT COMPANY BOARDS: •None
KEY QUALIFICATIONS AND EXPERIENCES
•High Level of Financial Experience
•Extensive experience in corporate strategy, business development and transaction experience
•Relevant Senior Leadership/Chief Financial Officer

Information About Our Executive Officers
The following table sets forth information with respect to our executive officers as of the date of this Amended Report:

Name	Age	Position(s)

Matt Meeker	51	Chief Executive Officer

Zahir Ibrahim	55	Chief Financial Officer

Michael Black	38	Chief Revenue Officer

Allison Koehler	57	Chief Legal Officer and Secretary
Additional biographical descriptions of the executive officers are set forth in the text below. A description of the business experience of Matt Meeker is provided above under the section “Information about our Directors - Class B Directors”.
Zahir Ibrahim has served as the Company’s Chief Financial Officer since January 2023. Prior to joining BARK, Mr. Ibrahim served as Chief Financial Officer (CFO) and Chief Accounting Officer of Do Good Foods, LLC, a company that upcycles grocery surplus into animal feed, from September 2021 to December 2022, and he served as Executive Vice President (EVP)

CFO of KIND, LLC, a snack food company, from June 2015 to September 2021. Prior to that, he served as EVP CFO at Annie’s, Inc., an organic food supplier, (NYSE:BNNY) from November 2013 to May 2015. From 2007 to 2013, Mr. Ibrahim worked at Molson Coors Brewing Company, a drink and brewing company, (NYSE:TAP) including serving as Vice President Corporate Controller from 2011 to 2013.
Michael Black has served as the Company’s Chief Revenue Officer since March 2024. Prior to joining BARK, Mr. Black was the Founder and President of Paragon International Advisors, a business consulting and services company, from October 2022 through March 2024 and a Board Advisor for PetLab Co., a provider of pet supplements and educational content, from October 2022 through March 2024. Prior to that, Mr. Black served in various roles, including Chief Executive Officer, Board Member and Chief Revenue Officer, at Outward Hound, a pet brand company, from May 2019 through September 2022.
Allison Koehler has served as the Company’s Chief Legal Officer since May 2024 and General Counsel since December 2021. Prior to joining BARK, Ms. Koehler served as Vice President, Deputy General Counsel and Assistant Secretary at The RealReal, Inc. (NASDAQ:REAL), a luxury consignment company, from February 2020 to December 2021. Prior to that, she served as Vice President and Deputy General Counsel at AppLovin Corporation, a games company. Ms. Koehler also held various roles at eBay Inc., an e-commerce company, (NASDAQ:EBAY) for Global M&A, Securities and Corporate Governance from 2013 to 2019, most recently as Associate General Counsel from 2017 to 2019.
Our Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors
Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our directors, executive officers and employees. The Corporate Governance Committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website or by any other means permitted under applicable SEC rules.
The Code of Conduct is available on the investor relations portion of our website at investors.bark.co. Information contained on or accessible through our website is not a part of this Amended Report or our Original Report, and the inclusion of our website address in this Amended Report is an inactive textual reference only. A copy of the Code of Conduct may also be requested by email to investors@barkbox.com or by mail at 120 Broadway, 12th Floor, New York, NY 10271.
Insider Trading Policy; No Hedging or Pledging
We have an insider trading policy that governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. It is the Company’s policy not to trade in Company securities in violation of securities laws. Our insider trading policy prohibits officers, directors and employees from engaging in hedging transactions, such as the purchase or sale of puts or calls, or the use of any other derivative instruments. Officers, directors and employees of the Company are also prohibited from holding our securities in a margin account or pledging our securities as collateral for a loan without the approval of the Board.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC. We believe that during the fiscal year ended March 31, 2025, our directors, executive officers, and holders of more than 10% of our common stock complied with all applicable Section 16(a) filing requirements, except for (i) Forms 4 filed on August 16, 2024 and September 17, 2024 for Mr. Black, each reporting one transaction, and (ii) a Form 4 filed on June 11, 2025 for Mr. Ibrahim, reporting two transactions, in each case due to administrative delays, either internally or involving third-party brokers.
In making this statement, we have relied upon a review of the copies of Section 16(a) reports filed with the SEC and the written representations of our directors, executive officers, and holders of more than 10% of our common stock.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis (“CD&A”) describes our compensation program for the fiscal year 2025 relating to our named executive officers (“NEOs”):
•Matt Meeker, Chief Executive Officer
•Zahir Ibrahim, Chief Financial Officer
•Allison Koehler, Chief Legal Officer
Elements of our Executive Compensation Program
Our executive compensation program has continued to evolve to align with our status as a more mature, publicly-traded company, while still supporting our overall business and compensation objectives. For fiscal year 2025, the principal elements of the compensation program for our NEOs were base salary and incentive compensation delivered in the form of an annual incentive opportunity and long-term incentives comprised of restricted stock units (“RSUs”) and, in the case of Mr. Meeker, performance stock units (“PSUs”).
Compensation Decisions for Fiscal Year 2025
Base Salary
Base salary for two of our NEOs was increased for fiscal year 2025 based on a review of competitive market data and to continue to bring their base salary levels more in line with peer group data, as described further below. The increase in Mr. Meeker’s base salary also reflects the fact that Mr. Meeker voluntarily accepted no increase in base salary for fiscal years 2023 and 2024, resulting in a larger market adjustment for fiscal year 2025. The following table sets forth the base salaries for our NEOs for fiscal year 2025:

Named Executive Officer	Base Salary FY ‘24	Base Salary FY ‘25
Matt Meeker	$525,000	$700,000
Zahir Ibrahim	$550,000	$600,000
Allison Koehler	$375,000	$375,000
Annual Incentives
Under the fiscal year 2025 annual incentive program, the Compensation Committee established net revenue and adjusted EBITDA as the performance measures for determining payouts in order to focus management on our path to profitability. The performance measures were weighted at 60% for net revenue and 40% for adjusted EBITDA. The following table sets forth the goals for fiscal year 2025:

Performance Goals	Net Revenue	Adjusted EBITDA
Threshold	$480,000,000	$0
Target	$500,000,000	$4,000,000
Maximum	$550,000,000	$8,000,000
For purposes of the annual incentive program, adjusted EBITDA is defined as net income (loss), adjusted to exclude: (1) interest income, (2) interest expense, (3) depreciation and amortization expense, (4) stock-based compensation expense, (5) change in fair value of warrants and derivatives, (6) sales and use tax (income) expense, (7) restructuring charges related to reduction in force payments, (8) (gain) loss on extinguishment of debt, (9) duplicate rent expense incurred during the relocation of our corporate headquarters, (10) impairment of assets, (11) transaction costs (12) demurrage fees related to freight, (13) technology transformation and (14) other items comprised of non-recurring retention payments to management, executive transition costs, warehouse restructuring costs, and legal settlements.
For fiscal year 2025, the Compensation Committee established the following incentive opportunities, as a percentage of base salary, for each of the NEOs based on a comparison with the competitive market. Ms. Koehler’s target incentive was increased from 40% in fiscal year 2024 to 50% in fiscal year 2025 to further align her overall compensation with the competitive market. As noted above, the payout amounts for the various performance targets were set as follows: 50% payout for threshold performance; 100% payout for target performance; and 200% payout for performance at or above the maximum performance level. The threshold for a performance measure must be met for a payout for that performance measure under our annual incentive program.

Named Executive Officer	Target Incentive	Target Incentive Payout
Matt Meeker	100%	$700,000
Zahir Ibrahim	75%	$450,000
Allison Koehler	50%	$187,500
For fiscal year 2025, we exceeded the threshold performance goal for net revenue for a payout of 60.5% of target and exceeded the target performance goal for adjusted EBITDA for a payout of 122% of target. Consistent with our fiscal year 2024 program design and to further align our NEOs interests with our stockholders, payouts under the annual incentive opportunity were comprised of 80% cash and 20% equity in the form of immediately vested and unrestricted shares of the Company. The payouts were:

Named Executive Officer	Payout
Matt Meeker	$595,700
Zahir Ibrahim	$382,950
Allison Koehler	$159,563
Other Bonuses
In fiscal year 2025, Ms. Koehler received a cash bonus in the amount of $228,750 in lieu of a portion of her fiscal year 2025 long-term incentives. This bonus was made to recognize Ms. Koehler’s strong performance and to further align her overall compensation with the competitive market as well as the Company’s other executive officers.
Long-term Incentives
The following table sets forth the grant date fair value of awards of RSUs and PSUs, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”), granted to our NEOs in fiscal year 2025. We did not grant any of our NEOs stock options during fiscal year 2025. The grant levels were determined based on the competitive market and our historical compensation practices and the retentive value of outstanding equity awards held by each NEO. Mr. Meeker’s long-term incentives were increased as compared to fiscal year 2024 to further align his overall compensation with the competitive market and to reflect the introduction of PSUs, which further increased the portion of his compensation that is tied to the achievement of pre-established performance goals. Each of the NEOs received an equity grant in fiscal 2025 as follows:

Named Executive Officer	RSUs ($)(1)	PSUs ($)(2)
Matt Meeker	$1,057,419	$1,057,419
Zahir Ibrahim	$612,000	—
Allison Koehler	$228,750	—
(1) These RSUs will vest 25% on August 10, 2025, and then in substantially equal quarterly amounts over the remaining three years, except Ms. Koehler’s grant which vests is substantially equal quarterly amounts over two years beginning on August 10, 2026.

(2) These PSUs will vest upon the attainment of the net revenue and adjusted EBITDA performance goals in fiscal year 2027, subject to Mr. Meeker’s continued employment through fiscal year 2027, with the vesting level ranging from 0% to 200% based on performance. The goals were established based on our long-term operating plan and were designed to be challenging but achievable with strong management performance.

Other Benefits and Perquisites
We provide benefits to our NEOs on the same basis as provided to all of our employees, including health, dental and vision insurance, pet insurance, life insurance, accidental death and dismemberment insurance, short- and long-term disability insurance, and a matching contribution under our Section 401(k) retirement plan.
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
The Compensation Committee’s responsibilities include the following:
•reviewing and making recommendations to the Board regarding the director compensation program and compensation of the Chief Executive Officer;
•reviewing the succession process for the Chief Executive Officer and other executive officers;
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
Compensation is a key driver of attraction, engagement, and retention of employees at all levels and represents one of our largest controllable expenses. To support sound, equitable resource allocation decisions, and to comply with regulatory requirements, we have developed our compensation philosophy, which articulates the principles used to guide our compensation program design and inform compensation decisions.

Principles	Approach

Alignment	Rewards designed to align to our business strategy, our mission and values, and our performance.

Competitiveness	Our compensation programs are informed by external market data and trends and are designed to be appropriately competitive to allow us to attract, motivate, and retain top talent.

Performance	Our compensation programs are designed to reward outstanding performance with compensation intended to be commensurate with performance.

Relevance	Our compensation programs holistically consider and are designed to reflect our employee’s needs and priorities and the reasons they join, stay, and give their all to BARK.

Equity	Our compensation programs are designed reward performance and support fair pay for all employees.

Purpose	Each of our compensation programs has a specific purpose to meet a specific requirement in our total rewards portfolio.
Compensation Consultant
Although not retained directly by the Compensation Committee, Willis Towers Watson served as an advisor to the Company and the Compensation Committee for the entirety of fiscal year 2025.
During fiscal year 2025, Willis Towers Watson provided advice to the Company and the Compensation Committee with respect to the following:
•current trends and best practices in compensation design and program alternatives;
•providing and discussing peer group and survey data for competitive comparisons and, based on this information, offering recommendations on NEO compensation, including the Chief Executive Officer;
•offering recommendations, insights and perspectives on compensation-related matters; and
•assisting in designing executive compensation programs designed to be competitive and to align the interests of our executives with those of our stockholders.
Other than the executive compensation advisory services provided to management and the Compensation Committee, Willis Towers Watson did not provide any services to the Company with respect to fiscal year 2025.
Role of Management
Our Chief Executive Officer is present at Compensation Committee meetings, except when the Compensation Committee is in executive session or when his own compensation is being discussed. With regard to executive compensation, our Chief Executive Officer provides his evaluation of each executive’s compensation to the Compensation Committee and makes recommendations with respect to base salary, annual incentives, and long-term equity incentives for each of his direct reports. These recommendations are made after considering the peer group, other relevant data, and each executive’s responsibilities and performance and his or her impact to the organization. This recommendation is considered by the Compensation Committee, which then makes its own decision regarding the compensation for each NEO.

Our Peer Group
The Compensation Committee established a compensation peer group (the “Peer Group”) to be used in determining market competitiveness of our compensation programs.
To establish our Peer Group, the Compensation Committee evaluated the following considerations:

Consideration	Selection Guidance	Rationale
Industry	Same as BARK (or related/adjacent)	Typically reflects potential labor market competition and jobs of similar scope
Revenue	~0.25x to ~4.0x BARK	Revenue viewed as having the greatest correlation to cash compensation levels (holding other factors constant)
Market Capitalization	~0.25x to ~4.0x BARK	Market capitalization viewed as having the greatest influence on equity compensation levels (holding other factors constant)
Qualitative Factors	Examples: market cap./revenue multiple, revenue growth, IPO timing, the business model	Focus on company alignment and business model to refine group to peers meeting other criteria
Our Peer Group for fiscal year 2025 is set forth below.(1)

Allbirds, Inc.	Freshpet, Inc.	PetMed Express, Inc.	Solo Brands, Inc.	ThredUp Inc.
Build-A-Bear Workshop, Inc.	Kirkland’s, Inc.	Revolve Group, Inc.	StitchFix, Inc.	Vivid Seats Inc.
Duluth Holdings Inc.	PetIQ, Inc.	Lulu’s Fashion Lounge Holdings, Inc.	The RealReal, Inc.	Warby Parker Inc.
(1) The following companies were added to the Company’s fiscal year 2025 Peer Group: Solo Brands, Inc., Lulu’s Fashion Lounge Holdings and ThredUp Inc., while SmileDirectClub, Inc. and Boxed, Inc. were removed.

For roles where our Peer Group data is limited, the Compensation Committee also reviewed an evenly weighted blend of our Peer Group proxy data and supplemental market data from Radford Global Compensation Database composed of participating peer companies and relevant industries.
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
Compensation Committee Report
The Compensation Committee has reviewed and discussed this CD&A with our management. Based on this review and discussion, the Compensation Committee recommended to our Board that the CD&A be included in this Amended Report and the Company’s Proxy Statement on Schedule 14A for the Company’s 2025 Annual Meeting of Stockholders.
The Compensation Committee
Betsy McLaughlin (Chair) and Michele Meyer

EXECUTIVE COMPENSATION TABLES
Fiscal Year 2025 Summary Compensation Table
The following table shows information regarding the compensation of our NEOs for services performed in fiscal years 2025 and 2024.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)

Matt Meeker	2025	$599,039	—	$2,233,978(5)	—	$476,560	$25,795	$3,335,372
Chief Executive Officer	2024	$525,000	—	$31,500	$744,800	$126,000	$21,000	$1,448,300

Zahir Ibrahim	2025	$590,385	—	$688,590	—	$306,360	$21,087	$1,606,422
Chief Financial Officer	2024	$545,192	$750,000(6)	$564,750	—	$99,000	$22,711	$1,981,653

Allison Koehler	2025	$375,000	$228,750(7)	$260,662	—	$127,650	—	$992,062
Chief Legal Officer	2024	$366,346	$150,000(8)	$215,250	—	$45,000	—	$776,596

(1)	Amounts reported in this column reflect the base salaries earned during the applicable year.
(2)
Amounts reported in this column for fiscal year 2025 reflect the aggregate grant date fair value of RSUs, PSUs (for Mr. Meeker) and vested shares awarded in fiscal year 2025, including the portion of the annual incentive that was awarded in fully vested shares. The amounts reported in this column are computed in accordance with ASC 718 based on the Company’s stock price on the date of grant, with the annual incentive share awards valued on the date the shares were settled and, in the case of PSUs, based on the probable level of achievement of the underlying performance goals as of the date of grant. These amounts reflect our calculation of the accounting value of these awards, and do not necessarily correspond to the actual value that may ultimately be realized by the NEOs. See Note 9 —Stock-Based Compensation Plans to the consolidated financial statements included in Part II, Item 8 of our Original Report for a discussion of the relevant assumptions used in calculating these amounts.

(3)
Amounts reported in this column for fiscal year 2024 reflect the aggregate grant date fair value of stock options awarded in fiscal year 2024, computed in accordance with ASC 718. The amounts reported in this column reflect our calculation of the accounting value of these awards, and do not necessarily correspond to the actual value that may ultimately be realized by the NEOs. See footnote 9 —Stock-Based Compensation Plans to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 for a discussion of the relevant assumptions used in calculating these amounts.

(4)	Consists of matching funds for the Company's 401(k) program.
(5)	Included in this amount is the target award of 709,677 PSUs, with a grant date fair value of $1,057,419, calculated in accordance with ASC 718. Assuming the highest level of performance is achieved, the maximum grant date fair value would be $2,114,837 calculated in accordance with ASC 718.
(6)	This amount includes the remaining three of four quarterly installments of Mr. Ibrahim's $1,000,000 sign on bonus that was awarded to him in connection with his January 2023 commencement of employment.
(7)	In fiscal year 2025, Ms. Koehler received a bonus in the amount of $228,750 in lieu of a portion of her fiscal year 2025 long-term incentive.
(8)	Ms. Koehler received retention bonuses of $150,000 that were subject to claw back if Ms. Koehler did not remain with the Company through June 2024.

Fiscal Year 2025 Outstanding Equity Awards at Fiscal-Year End Table
The following table presents information regarding the outstanding stock options and RSUs held by each of our NEOs as of March 31, 2025.

			Option Awards				Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)

Matt Meeker	10/11/2019	7/1/2019	1,311,385	—	$1.37	10/10/2029	—	—	—	—
	4/15/2022	4/15/2022(2)	—	600,000	$3.31	4/15/2032	—	—	—	—
	8/16/2023	5/10/2023(3)	326,667	653,333	$1.18	8/15/2033	—	—	—	—
	10/21/2024	8/14/2024(4)	—	—	—	—	591,398	$822,043	—	—
	10/21/2024	8/14/2024(5)	—	—	—	—	—	—	709,677	$986,451

Zahir Ibrahim	1/17/2023	1/10/2023(6)	375,000	750,000	$1.91	1/16/2033	—	—	—	—
	1/17/2023	1/10/2023(6)	—	—	—	—	375,000	$521,250	—	—
	8/10/2023	8/10/2023(7)	—	—	—	—	281,250	$390,938	—	—
	8/8/2024	8/10/2024(8)	—	—	—	—	400,000	$556,000	—	—

Allison Koehler	2/22/2022	12/15/2021(9)	52,812	12,188	$2.87	2/21/2032	—	—	—	—
	2/22/2022	12/15/2021(9)	—	—	—	—	55,123	$76,621	—	—
	8/10/2023	8/10/2023(10)	—	—	—	—	93,750	$130,313	—	—
	8/10/2023	8/10/2023(11)	—	—	—	—	7,500	$10,425	—	—
	2/6/2025	8/10/2024(12)	—	—	—	—	125,000	$173,750	—	—

(1)	The amount represents the number of unvested RSUs or PSUs as of March 31, 2025. multiplied by the closing stock price of $1.39 as of such date.
(2)	These stock options will vest based on achievement of stock price targets of the Company's common stock. The right to purchase 200,000 shares of common stock under the options vests when the stock price meets or exceeds $8.00 per share for 30 consecutive days, the right to purchase 200,000 shares of common stock under the options vest when the stock price meets or exceeds $12.00 per share for 30 consecutive days, and the right to purchase 200,000 shares of common stock under the options vests when the stock price meets or exceeds $16.00 per share for 30 consecutive days.
(3)	These stock options vest over a 3-year period in 3 substantially equal annual installments after August 16, 2023.
(4)	These RSUs vest quarterly over a 3-year period in substantially equal annual installments after August 14, 2024.
(5)	These PSUs vest upon the achievement of net revenue and adjusted EBITDA performance measures for fiscal year 2027 and are reported based on the target performance level.
(6)	These stock options and RSUs vested 25% on January 10, 2024 and the remainder shall vest quarterly in 12 substantially equal installments after January 10, 2024.
(7)	These RSUs vested 25% on August 10, 2024 and the remainder vests quarterly in 12 substantially equal installments after August 10, 2024.
(8)	These RSUs vested 25% on August 10, 2024 and the remainder vests quarterly in 12 substantially equal installments after August 10, 2025.
(9)	These stock options and RSUs vested 25% on December 15, 2022 and the remainder vests monthly in 36 substantially equal monthly installments after December 15, 2022.
(10)	These RSUs vested 25% on August 10, 2024 and the remainder vests quarterly in 12 substantially equal installments after August 10, 2024.
(11)	These RSUs vested 25% on August 10, 2023 and the remainder vests quarterly in 12 substantially equal installments after August 10, 2023.
(12)	These RSUs will vest quarterly in 12 substantially equal installments beginning on August 10, 2026.

Fiscal Year 2025 Termination, Change in Control and Death or Disability Summary
Our current NEOs, other than Mr. Meeker, are subject to severance and change in control agreements (the "Severance and Change in Control Agreements"), as further described below. We believe the benefits provided under the Severance and Change in Control Agreements are necessary to meet our objectives to:
•attract and retain top executive talent;
•ensure our executives remain objective and dedicated to the Company’s strategic objectives; and
•facilitate a smooth transition should a change in control occur.

Component	Change in Control Termination Event(1)

Salary Benefit	Twelve (12) months salary continuation

Bonus	Target annual incentive bonus

Equity	Full vesting acceleration

Health Benefits	COBRA subsidy equal to duration of salary benefit
(1) The change in control benefits are subject to a double trigger, meaning that both a change in control and a qualifying termination of employment must occur during three months prior to or within twelve months following such change in control. A qualifying termination of employment under the Severance and Change in Control Agreements means termination by the Company without cause or by the executive due to good reason.

Component	Severance

Salary Benefit	Six (6) months salary continuation

Bonus	None

Equity	Six (6) months vesting acceleration

Health Benefits	COBRA subsidy equal to duration of salary benefit
Mr. Meeker is not a party to a Severance and Change in Control Agreement and does not have any agreement in place entitling him to cash severance benefits.
In connection with the commencement of his employment, Mr. Ibrahim entered into a Severance and Change in Control Agreement providing for the same benefits as described above, but with certain modifications which the Compensation Committee approved in connection with the negotiation of the terms of his offer letter and after considering the input of the Company's compensation consultant at the time. In the event of an involuntary termination, Mr. Ibrahim will also receive a lump sum payment equal to his target annual incentive for the applicable year. In addition, in lieu of the benefits described above, in the event of an involuntary termination occurring six (6) months prior to, or eighteen (18) months after, a change in control, Mr. Ibrahim will receive: (i) a lump sum payment equal to two (2) times annual base salary plus the target annual bonus for the relevant fiscal year, (ii) full acceleration of all outstanding equity awards; and (iii) twenty four (24) months continued health insurance coverage under COBRA.
Death and Disability
We offer life and accidental death insurance as well as short- and long-term disability insurance through our benefits program. There is no acceleration of any equity awards upon death. Vesting of equity awards continues for employees on short-term disability as such individuals remain employed with the Company during their period of short-term disability. For an employee on short-term disability, we continue to pay the Company’s portion of the employee’s benefits.
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

Pay Versus Performance
Provided below is the Company’s “Pay Versus Performance” disclosure as required pursuant to Item 402(v) of Regulation S-K under the Exchange Act. As a smaller reporting company, we are allowed to comply with scaled back requirements under the pay versus performance rules. As such, and in accordance with such rules, we have excluded the disclosure regarding a peer group’s total shareholder return (“TSR”), a company-selected measure as well as the list of the most important compensation measures used to determine our NEOs’ compensation. As required by Item 402(v), we have included:
•A table that compares the total compensation of our NEOs as presented in the Summary Compensation Table (“SCT”) for each year to pay calculated in accordance with Item 402(v) (referred to as “Compensation Actually Paid” or “CAP”) and that compares CAP to specified performance measures;
•Narratives that describe:
◦the relationship between CAP and our TSR; and
◦the relationship between CAP and Net Loss.
This disclosure has been prepared in accordance with Item 402(v) and does not necessarily reflect value actually realized by the NEOs or how the Compensation Committee evaluates compensation decisions in light of Company or individual performance. In particular, the Compensation Committee does not use CAP as a basis for making compensation decisions. Please refer to the "Compensation Discussion and Analysis" section of this Amended Report for a discussion of our executive compensation program objectives and the ways in which we design our program to align executive compensation with Company performance.

					Value of Initial Fixed $100 Investment Based on:(3)
Fiscal Year(1)(2)	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($)	Average Summary Compensation Table Total for non-PEO NEOs ($)	Average Compensation Actually Paid to non-PEO NEOs ($)	Total Stockholder Return ($)	Net Loss (in thousands) ($)
2025	$3,335,372	$2,876,197	$1,299,242	$1,403,688	$114.88	$(32,878)
2024	$1,448,300	$1,506,740	$1,198,599	$1,239,244	$95.86	$(37,010)
2023	$1,227,792	$871,462	$1,536,159	$637,825	$37.57	$(61,519)
(1)
Mr. Meeker served as our Principal Executive Officer (“PEO”) in fiscal years 2023 – 2025 and our other NEOs for the applicable fiscal years were as follows:
•Fiscal year 2025: Mr. Ibrahim and Ms. Koehler
•Fiscal year 2024: Mr. Ibrahim, Ms. Koehler, Mr. Sitaraman
•Fiscal year 2023: Mr. Ibrahim, Ms. Koehler, Mr. Sitaraman, Ms. Gustafson, Mr. Richburg and Mr. Yeaton

(2)	The Summary Compensation Table totals reported for our PEOs and the average of the Non-PEO NEOs for each year were subject to the following adjustments per Item 402(v)(2)(iii) of Regulation S-K to calculate “Compensation Actually Paid”:

	2025		2024		2023
	PEO ($)	Average for other NEOs ($)	PEO ($)	Average for other NEOs ($)	PEO ($)	Average for other NEOs ($)
Summary Compensation Table Total	3,335,372	1,299,242	1,448,300	1,198,599	1,227,792	1,536,159
Adjustments
Deduction for amount reported under the "Stock Awards" and "Option Awards" Columns of the Summary Compensation Table	(2,233,978)	(474,626)	(776,300)	(370,000)	(708,561)	(1,164,876)
Increase/deduction for the inclusion of Rule 402(v) Equity Values(*):
Fiscal year end fair value of awards granted during covered fiscal year	1,808,494	364,875	842,800	369,933	57,600	311,250
Change in covered fiscal year end fair value (compared to prior fiscal year end fair value) of outstanding and unvested awards granted in prior fiscal years	(578,379)	(340,377)	(36,410)	(160,265)	(237,799)	(90,094)
Fair value as of vesting date of awards granted and vested in the same fiscal year	119,141	54,251	—	—	—	18,680
Fair value as of vesting date of awards granted in prior fiscal years	425,547	500,323	28,350	200,977	532,430	26,706
Fair value at the end of the prior fiscal year of awards granted in any prior fiscal years that failed to meet vesting conditions in the covered fiscal year	—	—	—	—	—	—
Total	1,774,803	579,072	58,440	40,645	352,231	266,542
COMPENSATION ACTUALLY PAID	2,876,197	1,403,688	1,506,740	1,239,244	871,462	637,825

(*) Compensation Actually Paid excludes the Stock Awards and Option Awards columns from the relevant fiscal year’s Summary Compensation Table total. The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable fiscal year. The Rule 402(v) Equity Values reflect the aggregate of the following components, as applicable: (i) add the fair value as of the end of the covered fiscal year of all awards granted in the covered fiscal year that are outstanding and unvested as of the end of the covered fiscal year; (ii) add the amount equal to the change as of the end of the covered fiscal year (from the end of the prior fiscal year) in fair value (whether positive or negative) of any awards granted in any prior fiscal year that are outstanding and unvested as of the end of the covered fiscal year; (iii) add, for awards that are granted and vest in the same fiscal year, the fair value as of the vesting date; (iv) add the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value (whether positive or negative) of any awards granted in any prior fiscal year for which all applicable vesting conditions were satisfied at the end of or during the covered fiscal year, and (v) subtract, for any awards granted in any prior fiscal year that fail to meet the applicable vesting conditions during the covered fiscal year, the amount equal to the fair value at the end of the prior fiscal year. Equity values are calculated in accordance with FASB ASC Topic 718, and the valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of the grant or the Company’s approach to valuation employed in its financial statements. Any awards subject to performance-based vesting conditions are valued based on the attainment level as of the applicable vesting date or, in the case of awards that remain subject to performance conditions as of the end of the applicable fiscal year, based on the probably level of achievement as of such date.
(3)	The Company TSR reflects the cumulative total stockholder return on our common stock, assuming an initial investment of $100 in our common stock at the market close on March 31, 2022 through March 31, 2025, the last business day of our fiscal year 2025.
Relationship Between Compensation Actually Paid and TSR and Net Loss
As discussed in “Compensation Discussion and Analysis” section of this Amended Report, our executive compensation program is designed to align with our status as a more mature, publicly-traded company, while still supporting our overall business and compensation objectives.
•Relationship Between Compensation Actually Paid to our PEO and the Average Compensation Actually Paid to the Non-PEO NEOs and the Company’s Cumulative TSR. Mr. Meeker's CAP increased from $871,462 in fiscal year 2023 to $2,876,197 in fiscal year 2025. The Average CAP for the Non-PEO NEOs also increased from $637,825 in fiscal year 2023 to $1,403,688 in fiscal year 2025. These increases were primarily driven by increases in overall compensation to further align with the competitive market, with the majority of Mr. Meeker’s increase delivered in long-term incentives, the value of which fluctuates based on our stock price, as well as the appreciation in our stock price, based on a TSR of $37.57 for fiscal year 2023, which increased to a three-year cumulative TSR of $114.88 at the end of fiscal year 2025.
•Relationship Between Compensation Actually Paid to our PEO and the Average of the Compensation Actually Paid to the Non-PEO NEOs and our Net Loss. Net income/(loss) is not a component of our executive compensation program. Our Net Loss improved by 39.8% from fiscal year 2023 to fiscal year 2024, and an additional 11.2% from fiscal year 2024 to fiscal year 2025, which was the result of the Company successfully navigating the changing market environment and macro economic factors in each of those years. As described above, Mr. Meeker's CAP increased from $871,462 in fiscal year 2023 to $2,876,197 in fiscal year 2025. The Average CAP for the Non-PEO NEOs also increased from $637,825 in fiscal year 2023 to $1,403,688 in fiscal year 2025. These increases were primarily designed to align compensation with market competitive rates.

Fiscal Year 2025 Director Compensation
The following table presents information regarding the compensation of our non-employee directors for services performed for our fiscal year 2025. Our founder, Mr. Meeker, also served on our Board but received no additional compensation for his services during fiscal year 2025. Please see the Fiscal Year 2025 Summary Compensation Table for the compensation received by Mr. Meeker for his service as the Chief Executive Officer of the Company during fiscal year 2025.

Name	Fees Earned in Cash ($)(1)	Stock Awards ($)(2) (3)	Stock Option Awards ($)(3)	Other Fees ($)(4)	Total ($)

Larry Bodner	60,000	144,194	—	—	204,194

Paulette Dodson	60,000	144,194	—	—	204,194

Jim McGinty	76,250	144,194	—	—	220,444

Betsy McLaughlin	95,000	144,194	—	—	239,194

Michele Meyer	56,250	144,194	—	—	200,444

Henrik Werdelin	25,000	150,000	—	115,000	290,000

(1)	Amounts reported for “Fees Earned in Cash” reflect fees earned during fiscal year 2025. Fees are pro-rated for a partial year of service.
(2)	Amounts reported for “Stock Awards” reflect the aggregate grant date fair value the RSUs awarded during fiscal year 2025, computed in accordance with ASC 718 based on the closing stock price on the date of the grant, or in the case of Mr. Werdelin, reflects the election to accept his RSU award in cash subject to one-year vesting and continued service.
(3)	The following table sets forth the aggregate number of outstanding options and RSUs held by each non-employee director as of March 31, 2025, which includes RSUs with deferred settlement:

Name	Stock Option Awards (#)	RSU Awards (#)

Larry Bodner	—	471,774

Paulette Dodson	—	374,552

Jim McGinty	—	254,245

Betsy McLaughlin	—	911,747

Michele Meyer	—	374,552

Henrik Werdelin	1,074,256	—

(4)	Mr. Werdelin, our founder, was an employee director from 2011 until November 2024. In November 2024, he became a non-employee director eligible to receive non-employee director compensation. In addition, from November 15, 2024 through March 31, 2025, Mr. Werdelin was paid a total of $115,000 in fees for creative consulting and administrative services provided to the Company through Prehype, LLC. These fees were unrelated to Mr. Werdelin’s service as a member of the Board. Please see the disclosure below for a description of the fees paid for Mr. Werdelin’s service to the Company as Chief Strategy Officer through Prehype, LLC from April 1, 2024 until November 14, 2024.
Director Compensation
For fiscal year 2025, each non-employee director received an annual cash retainer of $50,000. The Lead Independent Director received an additional $15,000 annually, the chair of the Audit Committee received an additional $20,000 annually, the chair of the Compensation Committee received an additional $20,000 annually and the chair of the Corporate Governance Committee received an additional $10,000 annually. Members of the Audit Committee received an additional $10,000 annually, members of the Compensation Committee received an additional $7,500 annually (increased from $5,000 in fiscal year 2024) and members of the Corporate Governance Committee received an additional $7,500 annually (increased from $5,000 in fiscal year 2024). All retainers were paid in substantially equal quarterly installments and pro rated for a partial year of service.
The non-employee directors’ equity compensation set forth below was granted under the Company’s 2021 Employee Incentive Plan. All equity compensation granted under this policy was in the form of RSUs that vest as described below, subject to the director’s continued service through such vesting date on the terms specified below.
Each non-employee director receives an initial grant of RSUs with an aggregate fair value equal to $300,000 on the vesting commencement date when appointed to the Board. Vesting of the initial RSU grant is subject to the director’s continued service through the one-year anniversary of the vesting commencement date.
Our fiscal year 2025 annual refresh award had a fair value equal to approximately $150,000 (increased from $100,000 in fiscal year 2024) as of the vesting commencement date. Vesting of the initial RSU is subject to the director's continued service through the one-year anniversary of the vesting commencement date. Non-employee directors who exceed the director stock ownership guidelines may elect to receive this award in cash, with vesting subject to the director’s continued service through the one-year anniversary of the award date.
Mr. Werdelin was paid a total of $215,000 for his service to the Company as its Chief Strategy Officer through Prehype, LLC from April 1, 2024 through November 14, 2024. These fees were unrelated to Mr. Werdelin’s service as a member of the Board.

Deferred Compensation
The Compensation Committee has adopted a program that permits independent directors to elect to defer settlement of their director RSUs until such director ceases to serve on the Board. In general, directors must make these deferral elections prior to the date of the grant of such RSUs. Directors who make a deferral election will have no right as stockholders with respect to amounts credited to their deferred RSU accounts until such RSUs are settled. Settlement of any RSUs credited to the deferred RSU account in shares of fully vested common stock will occur as soon as practicable following the director’s termination of service as a member of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our common stock as of July 15, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock:
•each person known by us to be the beneficial owner of more than 5% of our common stock;
•each of our executive officers and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Percentage of beneficial ownership is based on 169,873,193 shares of our common stock outstanding as of July 15, 2025.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of BARK common stock beneficially owned by them and the address of each beneficial owner listed in the table below is c/o BARK, Inc., 120 Broadway, 12th Floor, New York, NY 10271.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)(1)	Percentage of Outstanding Shares (%)
Directors and Named Executive Officers

Larry Bodner(2)	375,000	*

Paulette Dodson(3)	277,778	*

Zahir Ibrahim(4)	1,608,300	*

Allison Koehler(5)	318,213	*

Jim McGinty(6)	217,471	*

Betsy McLaughlin(7)	814,973	*

Matt Meeker(8)	12,241,554	7.1

Michele Meyer(9)	277,778	*

Henrik Werdelin(10)(13)	13,400,702	7.8

All executive officers and directors as a group (10 individuals)(11)	29,849,557	17.1

5% Beneficial Holders

Entities affiliated with RRE Ventures(12)	20,267,671	11.9

Prehype Ventures LLC(13)	10,940,385	6.4

Entities affiliated with Resolute Ventures(14)	9,973,695	5.9

Jon Ledecky(15)	9,053,838	5.2

*	Less than 1%.
(1)	Shares shown in this table include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.
(2)	Represents 375,000 vested RSUs, for which Mr. Bodner elected to defer settlement until such time as he ceases to serve on the Board.
(3)	Represents 277,778 vested RSUs, for which Ms. Dodson elected to defer settlement until such time as she ceases to serve on the Board.
(4)	Includes (i) 600,172 shares of common stock held by Mr. Ibrahim, (ii) 364,378 shares of common stock held by LM Oscar Investments, LLC, of which Mr. Ibrahim is the managing member, (iii) options to purchase 468,750 shares of common stock held by Mr. Ibrahim that may be exercised within 60 days of July 15, 2025, and (iv) 175,000 restricted stock units held by Mr. Ibrahim that will settle within 60 days of July 15, 2025.
(5)	Includes (i) options to purchase 59,583 shares of common stock held by Ms. Koehler that may be exercised within 60 days of July 15, 2025 and (ii) 22,874 restricted stock units held by Ms. Koehler that will settle within 60 days of July 15, 2025.
(6)	Represents 217,471 vested RSUs, for which Mr. McGinty elected to defer settlement until such time as he ceases to serve on the Board.
(7)	Represents 814,973 vested RSUs, for which Ms. McLaughlin elected to defer settlement until such time as she ceases to serve on the Board.
(8)	Includes (i) options to purchase 1,964,719 shares of common stock held by Mr. Meeker that may be exercised within 60 days of July 15, 2025, and (ii) 59,140 restricted stock units held by Mr. Meeker that will settle within 60 days of July 15, 2025.
(9)	Represents 277,778 vested RSUs, for which Ms. Meyer elected to defer settlement until such time as she ceases to serve on the Board.
(10)	Includes options to purchase 1,829,094 shares of common stock held by Mr. Werdelin that may be exercised within 60 days of July 15, 2025.
(11)	Includes (i) options to purchase 4,415,896 shares of common stock that may be exercised within 60 days of July 15, 2025, and (ii) 350,764 RSUs that will vest within 60 days of July 15, 2025.
(12)	Represents (i) 3,955,108 shares of common stock held by RRE Leaders Fund, L.P., and (ii) 16,312,563 shares of common stock held by RRE Ventures V, L.P. RRE Leaders GP, LLC is the general partner of RRE Leaders Fund, L.P. and has shared voting and dispositive power with respect to the shares held by RRE Leaders Fund, L.P. RRE Ventures GP V, LLC is the general partner of RRE Ventures V, L.P. and has shared voting and dispositive power with respect to the shares held by RRE Ventures V, L.P. Each of James D. Robinson IV, Stuart J. Ellman and William D. Porteous is a managing member of RRE Leaders GP, LLC and RRE Ventures GP V, LLC and has shared voting and dispositive power with respect to the shares held by RRE Leaders Fund, L.P. and RRE Ventures V, L.P. The business address for each of these entities and individuals is 130 E 59th St., Floor 17, New York, NY 10022. The foregoing information was derived solely from a Schedule 13G filed by the reporting persons with the SEC on June 11, 2021, with additional information from the Company's records.
(13)	Henrik Werdelin is the managing member of Prehype Ventures LLC and has sole voting and investment power with regard to the shares held by Prehype Ventures LLC. The business address of Prehype Ventures LLC is 145 Bergen Street, #1, Brooklyn, NY 11217.
(14)	Represents (i) 5,672,694 shares of common stock held by Resolute I, LP (“Resolute I”), (ii) 3,352,477 shares of common stock held by Resolute BB SPV, LLC (“Resolute BB”) and (iii) 948,524 shares of common stock held by Resolute BB II SPV, LLC (“Resolute BB II” and, collectively with Resolute I and Resolute BB, the “Resolute Entities”). Resolute GP I, LLC, the general partner of Resolute I, has sole voting and dispositive power with respect to the shares held by Resolute I. Resolute II GP, LLC, the general partner of Resolute BB and Resolute BB II, has sole voting and dispositive power with respect to the shares held by Resolute BB and Resolute BB II. Michael Hirshland, as the managing director of Resolute GP I, LLC and Resolute II GP, LLC, has sole voting and dispositive power over the shares held by the Resolute Entities. The business address for each of these entities is 548 Market Street #26403, San Francisco, CA 94104.
(15)	Consists of (i) 4,495,838 shares of common stock and (ii) 4,558,000 shares of common stock issuable upon exercise of warrants that may be exercised within 60 days of July 15, 2025. Represents shares held by Mr. Ledecky in his individual capacity and shares held by Ironbound Partners Fund, LLC. Mr. Ledecky is the Managing Member of Ironbound Partners Fund, LLC. Notwithstanding his dispositive and voting control over such shares, Mr. Ledecky disclaims beneficial ownership of the shares of Issuer common stock held by Ironbound Partners Fund, LLC, except to the extent of his pecuniary interest therein. The address for Mr. Ledecky is c/o Graubard Miller, 405 Lexington Avenue, 44th Floor, New York, NY 10174. The foregoing information was based on a Schedule 13D/A filed by Mr. Ledecky on July 17, 2024.

Equity Compensation Plan Information
The following table provides information for fiscal year ended March 31, 2025 regarding the number of shares of our common stock that may be issued under our equity compensation plans.

	A	B	C

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (#)

Equity Compensation Plans Approved by Security Holders	25,408,794(1)	2.37	25,500,402(3)

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	25,408,794	2.37	25,500,402

(1)	Includes 9,143,466 shares issuable pursuant to outstanding stock options and 16,265,328 shares issuable pursuant to outstanding RSUs under our 2021 Equity Incentive Plan and 2011 Stock Incentive Plan.
(2)	Only option awards were used in computing the weighted-average exercise price.
(3)	Includes 3,755,461 shares available for issuance under our Employee Stock Purchase Plan (“ESPP”). The ESPP provides the opportunity for eligible employees to acquire shares of our common stock at a 15% discount.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
In addition to the executive officer and director compensation arrangements discussed in the section titled “Executive Compensation,” we describe below the transactions since April 1, 2023 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest.
Policies and Procedures for Related Party Transactions
Our Audit Committee has the primary responsibility for the review, approval and oversight of any “related party transaction,” which is any transaction, arrangement or relationship (or series of similar transactions, arrangements or relationships) in which we are, were or will be a participant and the amount involved exceeds $120,000, and in which the related person has, had or will have a direct or indirect material interest. We have adopted a written related party transaction policy. Under our related party transaction policy, our management is required to submit any related party transaction not previously approved by our Audit Committee to our Audit Committee. In approving or rejecting the proposed transactions, our Audit Committee takes into account all of the relevant facts and circumstances available.
Business Combination
On June 1, 2021 (the “Closing Date”), Northern Star Acquisition Corp. (“Northern Star”) completed the acquisition of Barkbox. On November 27, 2020, Barkbox issued 5.50% convertible senior secured notes due 2025 (the "Convertible Notes") to Magnetar Capital, LLC, with a principal amount of $75.0 million pursuant to a note purchase agreement and which 2025 Convertible Notes are subject to the terms of an indenture, dated November 27, 2020, between Barkbox and U.S. Bank National Associate, as trustee and collateral agent. The 2025 Convertible Notes bear interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1st of each year commencing on December 1, 2021, compounded annually. The 2025 Convertible Notes remain outstanding, see Note 6 — Debt to our consolidated financial statements set forth in Part II, Item 8 of our Original Report.
Registration Rights Agreement
Prior to the Closing Date, holders of founders shares and private warrants of Northern Star, along with certain stockholders of Barkbox, entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which they were granted certain rights to have registered, in certain circumstances, for resale under the Securities Act, certain shares of our common stock held by them, subject to certain conditions set forth therein. The Registration Rights Agreement remains outstanding and is filed as an exhibit to the Annual Report.
Indemnification of Directors and Executive Officers
We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements and our Amended and Restated Bylaws require us to indemnify our directors and executive officers to the fullest extent not prohibited by Delaware General Corporation Law. Subject to very limited exceptions, our Amended and Restated Bylaws also require us to advance expenses incurred by our directors and officers.
Director Independence
Our common stock is listed on the NYSE. Under the NYSE rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, NYSE requires that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under NYSE rules, a director will only qualify as an “independent director” if, that company’s board of directors affirmatively determines that director has no material relationship with the listed company (either directly or indirectly) other than as a Board or committee member in addition to other bright-line requirements set forth in the NYSE listed company manual.
Additionally, compensation committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.
Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.
Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board has determined that, with the exception of Mr. Meeker and Mr. Werdelin, each member of our Board is an “independent director” as defined under the applicable rules and regulations of the SEC and the NYSE rules. In making these determinations, our Board reviewed and discussed information provided by the directors and by us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our common stock by each non-employee director and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of fees paid or to be paid to Deloitte & Touche LLP (“Deloitte”), for services rendered for the fiscal years ended March 31, 2025 and 2024. Deloitte has been our independent registered public accounting firm since 2015.

	2025 ($)	2024 ($)
Audit fees(1)	$1,201,557	$1,372,592
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,201,557	$1,372,592

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s financial statements and services that are normally provided by Deloitte in connection with regulatory filings. The aggregate fees billed by Deloitte for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal periods ended March 31, 2025 and 2024 totaled approximately $1.2 million and $1.4 million, respectively. The above amount includes interim procedures and audit fees, as well as attendance at our Audit Committee meetings.
Pre-Approval Policy
According to policies adopted by our Audit Committee and ratified by our Board, to ensure compliance with the SEC’s rules regarding auditor independence, all audit and non-audit services to be provided by our independent registered public accounting firm must be pre-approved by our Audit Committee. The Audit Committee has established a general pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent auditors.
The Audit Committee approved all services provided by Deloitte during the years ended March 31, 2025 and 2024. The Audit Committee has considered the nature and amount of the fees billed by Deloitte and believes that the services provided by Deloitte are compatible with maintaining Deloitte’s independence.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
No financial statements or supplemental data are filed with this Amended Report. See Index to Consolidated Financial Statements included in the Original Report in Part II, Item 8 “Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules:
Financial statement schedules are omitted because they are not applicable or are not required or the information is included elsewhere in the Original Report.
(a)(3) & (b):
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Incorporated by Reference
No.	Description of Exhibit	Filed or Furnished Herewith	Form	File No.	Date Filed
2.1	Agreement and Plan of Reorganization, dated as of December 16, 2020, by and among Northern Star Acquisition Corp., NSAC Merger Sub Corp. and Barkbox, Inc.		8-K	001-39691	12/17/2020
3.1	Restated Certificate of Incorporation of BARK, Inc.		10-K	001-39691	6/4/2025
3.2	Amended and Restated Bylaws of BARK, Inc.		8-K	001-39691	11/23/2021
4.1	Description of registered securities		10-K	001-39691	6/7/2021
4.2	Specimen Share Certificate		S-1	333-249138	10/14/2020
4.3	Specimen Warrant Certificate		S-1	333-249138	10/14/2020
4.4	Warrant Agreement, dated as of November 10, 2020, between Continental Stock Transfer & Trust Company and the Registrant		S-1	333-249138	10/14/2020
4.5	Indenture, dated as of November 27, 2020, between BarkBox, Inc. and U.S. Bank National Association, as Trustee and Collateral Agent		S-4	333-252603	2/1/2021
4.6	Supplemental Indenture #1, dated as of April 30, 2021, between Legacy BARK, BarkPark, LLC and Barkretail, LLC		S-1	333-257306	6/23/2021
4.7	Supplemental Indenture #2, dated as of June 2, 2021, between Bark, Bark International, LLC and The Original Bark		S-1	333-257306	6/23/2021
4.8	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated July 21, 2015		S-4	333-252603	2/1/2021
4.9	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated April 1, 2016		S-4	333-252603	2/1/2021
4.10	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated December 3, 2018		S-4	333-252603	2/1/2021
4.11	Form of Warrant to purchase shares of BarkBox, Inc. preferred stock dated October 12, 2017		S-4	333-252603	2/1/2021
4.12	Form of Warrant to purchase shares of BarkBox, Inc. common stock dated December 7, 2018		S-4	333-252603	2/1/2021
4.13	Omnibus Amendment to Warrants to purchase shares of BarkBox, Inc. stock dated July 31, 2020		S-4	333-252603	2/1/2021

4.14	Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the investors listed on Schedule A thereto, dated May 16, 2016		S-4	333-252603	2/1/2021
4.15	First Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other signatories thereto, dated December 20, 2016		S-4	333-252603	2/1/2021
4.16	Second Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated November 27, 2020		S-4	333-252603	2/1/2021
4.17	Third Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated December 16, 2020		S-4	333-252603	2/1/2021
10.1	Investment Management Trust Agreement, dated as of November 10, 2019, between Continental Stock Transfer & Trust Company and the Registrant		8-K	001-39691	11/13/2020
10.2#	2011 Stock Incentive Plan		S-4	333-252603	2/1/2021
10.3#	2021 Equity Incentive Plan		S-8	333-258596	8/6/2021
10.4#	2021 Employee Stock Purchase Agreement		S-8	333-258596	8/6/2021
10.5#	Form of Indemnity Agreement		S-4	333-252603	2/1/2021
10.6	Form of Convertible Secured Note due 2025 (included in Exhibit 4.5)		S-4	333-252603	2/1/2021
10.7	Lease Agreement by and between Barkbox, Inc. and 221 Canal Street LLC, dated September 16, 2013		S-4	333-252603	2/1/2021
10.8	Lease, dated October 29, 2021, between 120 Broadway Holdings, LLC and Barkbox, Inc.		8-K	001-39691	11/4/2021
10.9#	Form of Severance and Change In Control Agreement		10-K	001-39691	5/31/2022
19	Insider Trading Policy		10-K	001-39691	6/3/2024
21.1	List of subsidiaries		10-K	001-39691	6/7/2021
23.1	Consent of Deloitte & Touche LLP		10-K	001-39691	6/4/2025
24.1	Power of Attorney (included on signature page thereto)		10-K	001-39691	6/4/2025
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	001-39691	6/4/2025
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	001-39691	6/4/2025

32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	001-39691	6/4/2025
97	Policy on Recoupment of Incentive Compensation		10-K	001-39691	6/3/2024
101.INS	XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Indicates management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibit 32.1, Exhibit 32.2 and Exhibit 32.3 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BARK, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARK, Inc.

July 29, 2025	/s/ Allison Koehler
Allison Koehler
Chief Legal Officer