Form 10-Q
period 2025-06-30
Bark, Inc.
filed 2025-08-07
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, there were 169,883,114 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including, without limitation, statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” “could,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, the sufficiency of our cash and cash equivalents for our continued operations, market acceptance and the anticipated success of our business model, and our ability to expand the scope of our offerings. These statements are based on management's current expectations, but actual results may differ materially due to various factors.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	March 31,
	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,665	$94,022
Accounts receivable—net	7,419	9,453
Prepaid expenses and other current assets	11,479	10,036
Inventory	98,124	88,126
Total current assets	201,687	201,637
PROPERTY AND EQUIPMENT—NET	22,017	21,475
INTANGIBLE ASSETS—NET	4,822	5,426
OPERATING LEASE RIGHT-OF-USE ASSETS	27,250	28,277
OTHER NONCURRENT ASSETS	4,175	3,820
TOTAL ASSETS	$259,951	$260,635
LIABILITIES, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,502	$20,364
Operating lease liabilities, current	5,930	5,798
Accrued and other current liabilities	39,475	34,054
Deferred revenue	20,896	21,251
Current portion of long-term debt	42,688	42,573
Total current liabilities	130,491	124,040
OPERATING LEASE LIABILITIES	35,267	36,802
OTHER LONG-TERM LIABILITIES	224	267
Total liabilities	165,982	161,109
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 169,830,115 and 169,732,895 shares issued and outstanding	1	1
Treasury stock, at cost, 17,303,225 and 15,992,598 shares, respectively	(26,500)	(24,730)
Additional paid-in capital	507,315	504,022
Accumulated deficit	(386,847)	(379,767)
Total stockholders’ equity	93,969	99,526
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$259,951	$260,635
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2025	2024
REVENUE	$102,861	$116,212
COST OF REVENUE	38,784	42,946
Gross profit	64,077	73,266
OPERATING EXPENSES:
General and administrative	57,252	63,426
Advertising and marketing	15,178	20,432
Total operating expenses	72,430	83,858
LOSS FROM OPERATIONS	(8,353)	(10,592)
INTEREST INCOME	809	1,479
INTEREST EXPENSE	(709)	(711)
OTHER INCOME (EXPENSE)—NET	1,223	(215)
NET LOSS BEFORE INCOME TAXES	(7,030)	(10,039)
PROVISION FOR INCOME TAXES	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(7,030)	$(10,039)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.04)	$(0.06)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	169,208,938	175,561,535

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2025	185,725,493	$1	(15,992,598)	$(24,730)	$504,022	$(379,767)	$99,526
Net loss	—	—	—	—	—	(7,030)	(7,030)
Issuance for stock options exercised	15,298	—	—	—	20	—	20
Issuance for common stock vested	1,592,597	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	249,650	—	—	—	197	—	197
Common stock withheld for tax upon release	(449,698)	—	—	—	(497)	—	(497)
Repurchase of common stock	—	—	(1,310,627)	(1,770)	—	—	(1,770)
Excise tax from stock repurchases	—	—	—	—	(21)		(21)
Stock-based compensation	—	—	—	—	3,594	—	3,594
Cumulative translation adjustment	—	—	—	—	—	(50)	(50)
Balance - June 30, 2025	187,133,340	$1	(17,303,225)	$(26,500)	$507,315	$(386,847)	$93,969

Three months ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2024	180,176,725	$1	(4,643,589)	$(6,225)	$492,427	$(346,820)	$139,383
Net loss	—	—	—	—	—	(10,039)	(10,039)
Issuance for stock options exercised	327,913	—	—	—	145	—	145
Issuance for common stock vested	507,130	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	284,220	—	—	—	193	—	193
Common stock withheld for tax upon release	(179,517)	—	—	—	(255)	—	(255)
Repurchase of common stock	—	—	(3,002,432)	(4,286)	—	—	(4,286)
Excise tax from stock repurchases	—	—	—	—	(43)		(43)
Stock-based compensation	—	—	—	—	2,941	—	2,941
Cumulative translation adjustment	—	—	—	—	—	21	21
Balance - June 30, 2024	181,116,471	$1	(7,646,021)	$(10,511)	$495,408	$(356,838)	$128,060
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,030)	$(10,039)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation & amortization	2,520	2,879
Impairment of assets	—	799
Non-cash lease expense	1,027	957
Amortization of deferred financing fees and debt discount	114	101
Stock-based compensation expense	3,594	2,941
Provision for inventory obsolescence	285	1,229
Change in fair value of warrant liabilities and derivatives	(782)	391
Changes in operating assets and liabilities:
Accounts receivable	2,033	637
Inventory	(10,283)	2,521
Prepaid expenses and other current assets	(417)	(999)
Other noncurrent assets	(356)	343
Accounts payable and accrued expenses	5,837	2,396
Deferred revenue	(356)	542
Operating lease liabilities	(1,403)	(1,281)
Other liabilities	(223)	(1,625)
Net cash (used in) provided by operating activities	(5,440)	1,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(708)	(2,043)
Net cash used in investing activities	(708)	(2,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease obligations	(59)	(54)
Proceeds from the exercise of stock options	20	145
Proceeds from issuance of common stock under ESPP	197	193
Tax payments related to the issuance of common stock	(497)	(255)
Excise tax from stock repurchases	(21)	(43)
Payments to repurchase common stock	(1,770)	(4,286)
Net cash used in financing activities	(2,130)	(4,300)

Effect of exchange rate changes on cash	(50)	21

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,328)	(4,530)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	97,531	130,704
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$89,203	$126,174

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	84,665	117,795
Restricted cash - prepaid expenses and other current assets, other noncurrent assets	4,538	8,379
Total cash, cash equivalents and restricted cash	$89,203	$126,174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,749	$—
Cash paid for interest	$5	$50
See notes to condensed consolidated financial statements

BARK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
BARK, Inc., is an omnichannel brand serving dogs across two categories: toys & accessories, and consumables. The Company is located and headquartered in New York, New York.
BARK, Inc. was incorporated in Delaware on July 8, 2020 as Northern Star Acquisition Corp. (“Northern Star”) as a special purpose acquisition company with the purpose of effecting a merger with one or more operating businesses. On June 1, 2021, Northern Star completed the acquisition of Barkbox, Inc., a Delaware corporation (“Legacy BARK” and the acquisition, the “Merger”), pursuant to that certain Agreement and Plan of Reorganization (the “Merger Agreement”), dated December 16, 2020, by and among Northern Star, NSAC Merger Sub Corp. a wholly-owned subsidiary of Northern Star (“Merger Sub”), and Legacy Bark. Following the Merger, the Company’s legal name became “The Original BARK Company,” and in November 2021 changed its name to BARK, Inc. The Merger between Northern Star and Legacy BARK was accounted for as a reverse recapitalization.
Throughout the notes to the condensed consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us” or “our” and similar terms refer to Legacy BARK and its subsidiaries prior to the consummation of the Merger, and BARK and its subsidiaries after the consummation of the Merger.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of BARK, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended March 31, 2025 and 2024 contained in the Annual Report on Form 10-K filed with the SEC on June 4, 2025.
The consolidated balance sheet as of March 31, 2025, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, required on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2026, or any other period.
There have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of March 31, 2025 and 2024.
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

The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. The most significant estimates relate to determination of fair value of the Company’s allowance for uncollectible accounts receivable, excess and obsolete inventory, stock-based compensation, stand-alone selling price of Direct to Consumer offerings, and fair value of right-of-use assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and records adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At June 30, 2025 and March 31, 2025, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$12,624	$—	$—	$12,624
	$12,624	$—	$—	$12,624

Liabilities
Public warrant liability(2)	$85	$—	$—	$85
Private warrant liability(2)	—	46	—	46
	$85	$46	$—	$131

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$24,506	$—	$—	$24,506
	$24,506	$—	$—	$24,506
Liabilities
Public warrant liability(2)	$593	$—	$—	$593
Private warrant liability(2)	—	319	—	319
	$593	$319	$—	$912
______________
(1)As of June 30, 2025 and March 31, 2025, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market account is included in cash and cash equivalents.
(2)Included in accrued and other current liabilities.

The Company’s warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit issued during the Company’s initial public offering on November 10, 2020, warrants sold in a private placement to Northern Star’s sponsor (the “Private Warrants”), and preferred share warrants issued by Legacy BARK which were assumed by the Company in connection with the Merger and exchanged into warrants for BARK common stock (the “Common Stock Warrants”). All of the Common Stock Warrants have been exercised and are no longer outstanding.
The Company evaluated its warrants under Accounting Standards Codification (“ASC”) ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public Warrants and Private Warrants meet the definition of a derivative under ASC 815, the warrants have been recorded as current liabilities on the balance sheet at fair value upon issuance, with subsequent changes in their respective fair values recognized in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss at each reporting date. See further disclosure on the change in fair value of Public and Private Warrant liabilities within Note 10, “Other Income (Expense) Net.”
Restricted Cash— The Company had cash held as collateral by our payments processor for BARK Air and an escrow account under the surety bond requirements of the U.S. Department of Transportation. As of June 30, 2025, the Company has classified $4.5 million within prepaid expenses and other current assets, as restricted cash. As of March 31, 2025 the Company has classified $3.5 million within prepaid expenses and other current assets, as restricted cash.
Concentration of Credit Risk and Major Customers and Suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with two financial institutions.
The Company’s accounts receivable are derived from sales contracts with large retail customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Accounts receivable net was $7.4 million, $9.5 million, and $7.7 million as of June 30, 2025, March 31, 2025 and March 31, 2024, respectively.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three months ended June 30, 2025 and 2024, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two and one customers that accounted for 33% and 46% of gross accounts receivable as of June 30, 2025 and March 31, 2025, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 13.3% and 7.9% of total revenue for the three months ended June 30, 2025, and 2024, respectively.

Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended June 30, 2025 and 2024, the Company had three suppliers that accounted for 52% of total finished goods purchased and two suppliers that accounted for 35% of total finished goods purchased, respectively. The Company had two suppliers that accounted for 41% of the accounts payable balance and one supplier that accounted for 17% of the accounts payable balance as of June 30, 2025 and March 31, 2025, respectively.
Recently Issued Accounting Pronouncements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. On April 1, 2025 ASU 2023-09 became effective and requires, among other things, greater disaggregation of information in the rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. ASU 2023-09 affects financial statement disclosure only, which is not required until fiscal year end 2026 and, as a result, does not affect our results of operations or financial condition.
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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Revenue
Direct to Consumer:
Toys & Accessories(1)	$51,800	$70,569
Consumables(1)	35,030	35,904
Other(2)	2,346	586
Total Direct to Consumer	$89,176	$107,059
Commerce	13,685	9,153
Revenue	$102,861	$116,212

(1) The allocation between Toys & Accessories and Consumables includes estimates and was determined utilizing data on stand-alone selling prices that the Company charges for similar offerings, and also reflects historical pricing practices.
(2) Other Direct to Consumer revenue is derived from BARK Air.
Contract Liability
The Company’s contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box, product or service.
Deferred revenue was $20.9 million, $21.3 million, and $26.0 million as of June 30, 2025, March 31, 2025, and March 31, 2024 respectively.
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
4.    DEBT
As of June 30, 2025 and March 31, 2025, the current portion of long-term debt consisted of the following (in thousands):

	As of June 30,	As of March 31,
	2025	2025
Current portion of long-term debt:
2025 Convertible Notes	$42,880	$42,880
Less: deferred financing fees and debt discount	(192)	(307)
Total current portion of long-term debt	$42,688	$42,573

Total debt	$42,688	$42,573
In each of the three months ended June 30, 2025 and 2024 the Company incurred interest expense of $0.7 million and $0.7 million, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest expense for the three months ended June 30, 2025 and 2024 included deferred financing fees and debt discount amortization of $0.1 million, and $0.1 million, respectively. As of June 30, 2025 the Company had accrued interest of $1.4 million and $1.3 million within Accrued and other current liabilities and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheet.

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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of June 30, 2025. Therefore, the Company did not record a derivative liability related to these features as of June 30, 2025. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
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
As of June 30, 2025 and March 31, 2025, the Company had $42.9 million and $42.9 million, respectively, of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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

The interest rate for borrowings under the Credit Facility is equal to (a) the greater of (i) the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time and (ii) five and one quarter percent (5.25%) per annum, plus (b) half of one percent (0.50%), per annum.
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
As of June 30, 2025 and March 31, 2025, there were no outstanding borrowings under the Credit Facility. As of June 30, 2025 and March 31, 2025, the Company was in compliance with its financial covenants.
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
During the three months ended June 30, 2025, the Company repurchased a total of 1,310,627 shares of its common stock under the program for $1.8 million at an average price of $1.35. During the three months ended June 30, 2024, the Company repurchased a total of 3,002,432 shares of its common stock under the program for $4.3 million at an average price of $1.43. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. As of June 30, 2025, none of the shares authorized for issuance under the two stock repurchase programs remained available for future share repurchases.
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

For the fiscal year beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan may be increased by a number, determined and approved by the Board on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2025, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 8,480,573 shares. There was no increase in the aggregate number of common stock that may be issued under the 2021 Plan in fiscal year 2025. As of June 30, 2025, 13,450,198 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no remaining shares available for grant under the 2011 Plan. Periodically, the Company issues new hire, promotion and other awards under the 2021 Stock Plan and awards may be forfeited resulting in the underlying shares returning to the 2021 Stock Plan.
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
In April 2025, the Board approved the authorization of an additional 1,500,000 shares of common stock that may be issued under the ESPP. There was no authorization of additional shares of common stock that may be issued under the ESPP in the fiscal year ended March 31, 2025. A total of 4,885,901 shares of common stock have been reserved for future issuance under the ESPP.
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
During the three months ended June 30, 2025 and 2024, employees who elected to participate in the ESPP purchased a total of 249,650 and 284,220 shares of common stock, respectively, at an average price of $0.79 and $0.68, respectively. ESPP employee payroll contributions accrued as of June 30, 2025 were approximately $0.1 million, and are included within accrued and other current liabilities in the condensed consolidated balance sheet. Cash withheld via employee payroll deductions to purchase common stock is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the condensed consolidated statement of cash flows.

Stock Option Activity
During the three months ended June 30, 2025 and 2024, the Company granted to its employees equity awards to purchase an aggregate of 25,000 and 1,087,500 shares of common stock, respectively, with a weighted average exercise price of $1.26 and $1.37, respectively, vesting over a four-year period.
RSU Activity
During the three months ended June 30, 2025 and 2024, the Company granted to its employees RSUs for the purchase of 10,456,338 and 2,377,400 shares of common stock, respectively.
In May 2025, the Company approved the Fiscal Year 2026 Management Incentive Program (“2026 Incentive Program”). Under this program, each participant’s award is denominated in shares of common stock and is subject to attainment of BARK’s performance goals as established by the Compensation Committee of the Board for fiscal year 2026.
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by expense caption and by type of award for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Stock-based compensation expense by expense caption
General and administrative	$3,194	$2,684
Advertising and marketing	399	257
Total stock-based compensation expense	$3,594	$2,941

Stock-based compensation expense by type of award
RSUs	$2,708	$2,142
Stock options	262	493
Management Incentive Program	568	248
ESPP	56	58
	$3,594	$2,941
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
The Company’s finance leases as of June 30, 2025 and March 31, 2025 were not material and were included in property and equipment net, on the Company’s condensed consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets as of June 30, 2025 and March 31, 2025 (in thousands):

		As of	As of
Leases	Classification	June 30, 2025	March 31, 2025

Assets
Operating	Operating lease right-of-use assets	$27,250	$28,277
Total operating lease assets		$27,250	$28,277
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,930	$5,798
Operating lease liabilities (non-current)	Operating lease liabilities	$35,267	$36,802
Total operating lease liabilities		$41,197	$42,600
For both the three months ended June 30, 2025 and 2024 no assets were acquired in exchange for new operating lease liabilities. Lease expense for both periods primarily pertains to operating lease cost. Lease expense for operating leases was $1.8 million and $1.8 million for both the three months ended June 30, 2025 and 2024. These lease expenses were included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Cash flows used in operating activities related to operating leases was approximately $1.0 million, and $1.3 million for the three months ended June 30, 2025 and 2024 respectively.
8.    COMMITMENTS AND CONTINGENCIES
Litigation
On March 20, 2024, three alleged shareholders filed a putative class action complaint in the lawsuit styled Kenville v. Northern Star Sponsor LLC, et al., Case No. 2024-276, which is pending in the Delaware Court of Chancery. On September 30, 2024, plaintiffs filed an amended complaint. The amended complaint is currently pending against (a) certain officers and directors of Northern Star Acquisition Corp. at the time of its proposed acquisition of Legacy BARK, and (b) Northern Star Sponsor, LLC. The alleged class consists of Company stockholders who held stock as of the redemption deadline and who elected not to redeem all or some of their stock, and the claims alleged are for breach of fiduciary duty and unjust enrichment. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.
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

9.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three months ended June 30, 2025 and 2024, due to the expected loss before income taxes to be incurred for the fiscal year ending March 31, 2026, and actual loss before income taxes incurred for the fiscal year ended March 31, 2025 as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company continues to assess the impact of the OBBBA on its financial position. The OBBBA is not expected to materially impact the Company’s effective tax rate in the current fiscal year.

10.    OTHER INCOME (EXPENSE)—NET
Other income (expense)—net consisted of the following:

	Three Months Ended June 30,
	2025	2024
Other income (expense)—net:
Other income	$441	$176
Change in fair value of warrants	782	(391)
	$1,223	$(215)
11.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,
	2025	2024
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(7,030)	$(10,039)
Denominator:
Weighted average common shares outstanding—basic and diluted	169,208,938	175,561,535
Net loss per share attributable to common stockholders - basic and diluted	$(0.04)	$(0.06)
For the three months ended June 30, 2025 and 2024, the Company excluded the following potential dilutive securities, which include stock options, RSUs, warrants and convertible notes from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for each of the three months ended June 30, 2025 and 2024.

	As of
	June 30,
	2025	2024
Stock options to purchase common stock	9,035,834	11,548,010
Restricted stock units	25,054,789	13,475,758
Warrants to purchase common stock	13,036,333	13,036,333
2025 Convertible Notes as converted to common stock	4,425,526	4,194,811
Employee Stock Purchase Plan	377,732	263,954
The Company’s convertible notes outstanding for the three months ended June 30, 2025 could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three months ended June 30, 2025, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 4, “Debt,” for additional details.
12.    SEGMENTS
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company operates and manages the business across multiple operating segments which are aggregated based on similar qualitative an economic characteristics into two reportable segments: Direct to Consumer and Commerce. The Direct to Consumer segment derives revenue primarily from the sale of toys &

accessories and consumables through BarkBox, Super Chewer, and the Company’s consumables website, Bark.co. The Commerce segment derives revenue primarily from the sale of individual toys through major retailers and online marketplaces. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. There are no internal revenue transactions between the Company’s segments.
The Company’s Chief Executive Officer is the chief operating decision maker ("CODM") and manages and allocates resources between the Direct to Consumer and Commerce segments. Consistent with this decision-making process, the CODM uses financial information disaggregated between the Direct to Consumer and Commerce segment for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on gross profit. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments and also uses segment gross profit for evaluating product pricing. The Company does not allocate assets at the reportable segment level as these are managed on an entity-wide group basis and, accordingly, the Company does not report asset information by segments. Foreign sales were immaterial for the three months ended June 30, 2025 and 2024.
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Direct to Consumer(1):
Revenue	$89,176	$107,059
Cost of revenue	29,431	38,051
Gross profit	59,745	69,008
Commerce:
Revenue	13,685	9,153
Cost of revenue	9,353	4,895
Gross profit	4,332	4,258
Consolidated:
Revenue	102,861	116,212
Cost of revenue	38,784	42,946
Gross profit	$64,077	$73,266
(1) Direct to Consumer includes revenue from BARK Air
Reconciliation:

	Three Months Ended June 30,
	2025	2024
Total gross profit	$64,077	$73,266
Less:
Advertising and marketing expenses	15,178	20,432
General and administrative expenses	57,252	63,426
Loss from operations	(8,353)	(10,592)
Less:
Interest income	809	1,479
Interest expense	(709)	(711)
Other income - net	1,223	(215)
Net loss before income taxes	$(7,030)	$(10,039)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2025 contained in the Annual Report on Form 10-K filed with the SEC on June 4, 2025. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three months ended June 30, 2025 and 2024, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
Overview
We believe that dogs and humans are better together and we aspire to be the world’s favorite dog brand. We are a team of dog-obsessed people committed to delivering personalization at scale by satisfying each dog’s distinct personality, preferences, and needs with the best products and services. Since our founding in 2011, we have happily served millions of dogs and their people.
We are an omnichannel brand serving dogs across two key categories: toys & accessories and consumables. All of our products are designed, developed, and branded by BARK. We leverage an ever-growing collection of first-party data, customer insights, and machine learning to deliver personalized products and experiences tailored to the needs of each and every dog we serve. Our products are sold Direct-to-Consumer and through our network of retail partners, which currently spans over 50,000 doors nationwide and online marketplaces including Amazon and Chewy.
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
In addition to being one of the largest dog toy brands in the U.S. by revenue, we also have entered exciting, and much larger categories in the consumables space, which include kibble, treats, toppers, supplements, and dental products. These categories have significantly increased our total addressable market and the number of customers we can serve. We believe that our growing first-party dataset, strong brand, and loyal customer base afford us a meaningful advantage and opportunity to win market share in these newer categories.
Certain macroeconomic and global events, conditions and challenges
In the past, we have experienced increases in inbound freight costs due to the challenges in the import market, as transpacific ships and trade lanes continue to be overburdened with volume and experience a significant shortage of equipment and capacity due to macroeconomic challenges affecting the global supply chain, including, for example, the COVID-19 pandemic. Increases in cost of goods, freight costs and supply chain disruptions may continue and could impact our business, in particular as a result of the imposition of tariffs and other trade barriers, the uncertainty surrounding such tariffs and and trade barriers, and other global conditions. Other market factors or international events, such as increased inflation, war, rising tensions between the U.S. and China, and continued changes to trade policy, including the imposition of tariffs under alternative authority available to the executive branch of the US government.

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

	Three Months Ended June 30,

	2025	2024
Total Orders (in thousands)	2,819	3,442
Average Order Value	$30.80	$30.94
Direct to Consumer Gross Profit (in thousands)(1)	$60,183	$69,270
Direct to Consumer Gross Margin (1)	69.3%	65.1%
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
Toys & Accessories (“toys”)—The majority of our revenue in the toys category is derived from BarkBox and Super Chewer, which are subscription products that feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on a one month, three month, six month, or twelve month basis. Subscription revenue is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box. During the life of their subscription, we offer our customers incremental products via “ATB”, which allows us to cross-sell customers across our full portfolio of products, including kibble, treats, toppers, dental and more. ATB revenue is recognized at a point in time as control is transferred to the customer upon delivery of goods to the subscriber.
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
Consumables—The majority of our consumables revenue today is derived from the treats and chews that are included in our BarkBox and Super Chewer boxes. Over the past several years, the Company has expanded into new and larger consumables markets such as kibble, toppers, supplements and dental products. The Company sells its consumables products both Direct to Consumer (through Bark.co) and through its retail footprint. Products sold via the Company’s website can be purchased on a recurring, auto-ship, or one-off basis. Revenue related to bark.co is recognized at a point in time, as control is transferred to the customer upon each delivery.
Treats— Includes treats and chews included in our BarkBox and Super Chewer boxes, as well as the sale of treats on Bark.co. Many of our treats feature monthly themes, similar to our toys. Today, BARK is one of the largest treat brands in the U.S. by revenue. The Company also began selling its treats in over 2,400 doors nationwide in the Spring of 2024. The Company has been expanding its treat offering among other partners, including Amazon, Chewy, Meijer and anticipates further expansion in the year ahead.
Toppers—Includes meal-enhancing sprinkles, broths and bites that are added to a dog’s meal to enhance the flavor of their food. These toppers are often single ingredient proteins that can be easily added to a dog’s existing meal plan. Toppers are particularly beneficial for picky eaters.
Supplements—Includes a variety of dog supplements such as hip and joint support, and skin and coat support. These products are often targeted at specific breeds that are prone to certain ailments.
Kibble—We sell a variety of kibble, priced to compete with the premium category. While our kibble can be purchased on an individual basis or auto-ship basis, we entered this market with a breed-based approach that recommends meal plans consisting of a mix of kibble, toppers, and supplements based on the characteristics and personalities of various dog breeds. For example, because German Shepherds are prone to hip issues, we recommend hip and joint support supplements with the purchase of their kibble. If that dog is also a picky eater, we will recommend adding one of our toppers. This enhances our average order value and margin profile.
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
Interest Expense
Interest expense primarily consists of interest incurred under our 2025 Convertible Notes (as defined below), and amortization of debt issuance costs.
Other Income (Expense) Net
Other income (expense) net, primarily consists of changes in the fair value of our warrant liabilities.

Results of Operations
We operate in two reportable segments to reflect the way our CODM reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2025	2024	% Change
	(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Loss Data:
Revenue
Direct to Consumer	$89,176	$107,059	(16.7)%
Commerce	13,685	9,153	49.5%
Total revenue	102,861	116,212	(11.5)%
Cost of revenue
Direct to Consumer	29,431	38,051	(22.7)%
Commerce	9,353	4,895	91.1%
Total cost of revenue	38,784	42,946	(9.7)%
Gross profit	64,077	73,266	(12.5)%
Operating expenses:
General and administrative	57,252	63,426	(9.7)%
Advertising and marketing	15,178	20,432	(25.7)%
Total operating expenses	72,430	83,858	(13.6)%
Loss from operations	(8,353)	(10,592)	(21.1)%
Interest income	809	1,479	(45.3)%
Interest expense	(709)	(711)	(0.3)%
Other income (expense), net	1,223	(215)	(668.8)%
Net Loss before income taxes	(7,030)	(10,039)	(30.0)%
Net loss and comprehensive loss	$(7,030)	$(10,039)	(30.0)%

Comparison of the Three Months Ended June 30, 2025 and June 30, 2024
Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer(1)	$89,176	$107,059	$(17,883)	(16.7)%
Commerce	13,685	9,153	4,532	49.5%
Total revenue	$102,861	$116,212	$(13,351)	(11.5)%
Percentage of Revenue
Direct to Consumer	86.7%	92.1%
Commerce	13.3%	7.9%
(1) Direct to Consumer includes revenue from BARK Air.
Direct to Consumer revenue decreased by $17.9 million, or 16.7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was primarily driven by a 18.1%, or 0.6 million decrease in Total Orders, and a $0.14 or 0.5% decrease in AOV, partially offset by revenue from BARK Air of $2.3 million or 2.7% of Direct to Consumer revenue.
Commerce revenue increased by $4.5 million, or 49.5% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily driven by sales volume from existing and new customers.
Gross Profit

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer (1)	$59,745	$69,008	$(9,263)	(13.4)%
Commerce	4,332	4,258	74	1.7%
Total gross profit	$64,077	$73,266	$(9,189)	(12.5)%
Percentage of revenue	62.3%	63.0%
(1) Direct to Consumer includes revenue and cost of goods sold from BARK Air.
Direct to Consumer gross profit decreased by $9.3 million while Commerce gross profit increased by $0.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The increase in Commerce gross profit is primarily attributable to an increase in revenue.
Gross profit as a percentage of revenue decreased 0.8% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Direct to Consumer gross margin was 67.0%, 250 basis points higher than the same period last year. Excluding the impact of BARK Air, Direct to Consumer gross margin was 69.3%, 420 basis points higher than the same period last year. The increase in Direct to Consumer gross margin is primarily attributable to product cost improvements. Commerce gross margin was 31.7%, 1,490 basis points lower than the same period last year. The decrease in Commerce gross margin is partly attributable to opportunistic sell-through of surplus inventory and from higher tariffs in the quarter.
General and Administrative Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	( in thousands)
Other general and administrative	$25,500	$29,026	$(3,526)	(12.1)%
Shipping and fulfillment	31,752	34,400	(2,648)	(7.7)%
Total General and administrative	57,252	63,426	$(6,174)	(9.7)%
Percentage of revenue	55.7%	54.6%
Total general and administrative expense decreased by $6.2 million, or 9.7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease from the prior period was primarily due to: decreased shipping and fulfillment costs of $2.6 million attributable to lower Direct to Consumer volumes, decreased compensation expense of $3.0 million, as well as decreased professional fees of $0.5 million.
Advertising and Marketing

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	( in thousands)
Advertising and marketing	$15,178	$20,432	$(5,255)	(25.7)%
Percentage of revenue	14.8%	17.6%
Advertising and marketing expense decreased by $5.3 million, or 25.7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease is primarily attributable to decreased marketing spend.
Interest Income

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	( in thousands)
Interest income	$809	$1,479	$(670)	(45.3)%
Percentage of revenue	0.8%	1.3%
Interest income decreased by $0.7 million, or 45.3%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in interest income is due to an overall decrease in cash in interest-bearing deposit accounts.

Interest Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	( in thousands)
Interest expense	$(709)	$(711)	$2	(0.3)%
Percentage of revenue	(0.7)%	(0.6)%
Interest expense was flat for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Interest expense for each period is derived from the Company’s 2025 Convertible Notes, as defined below.

Other Income (Expense) Net

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	( in thousands)
Other income (expense) net	$1,223	$(215)	$1,438	NM
Percentage of revenue	1.2%	(0.2)%
NM means not meaningful
Other income, net increased by $1.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to in the change of the fair value of our warrant liabilities of $1.2 million.

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
The Non-GAAP Measures are presented for supplemental informational purposes only, have limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of the Non-GAAP Measures include that (1) the measures do not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect these capital expenditures, (3) Adjusted EBITDA and Adjusted EBITDA Margin do not consider the impact of stock-based compensation expense, which is an ongoing expense for our company, (4) Adjusted EBITDA and Adjusted EBITDA Margin do not reflect other non-operating expenses, including interest expense and (5) Free cash flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitements. In addition, our use of the Non-GAAP Measures may not be comparable to similarly titled measures of other companies because they may not calculate the Non-GAAP Measures in the same manner, limiting their usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider the Non-GAAP Measures alongside other financial measures, including our net loss and other results stated in accordance with U.S. GAAP.

The following table presents a reconciliation of Adjusted Net Loss to Net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net Loss

	Three Months Ended June 30,
	2025	2024
	(in thousands, except per share data)
Net Loss	$(7,030)	$(10,039)
Stock compensation expense	3,594	2,941
Change in fair value of warrants and derivatives	(782)	391
Sales and use tax income (1)	(240)	(1,303)
Restructuring	423	773
Litigation expenses (2)	176	387
Warehouse restructuring costs	726	539
Impairment of assets	—	799
Technology modernization (3)	323	707
Other items (4)	57	820
Adjusted net loss	$(2,753)	$(3,985)
Net loss margin	(6.83)%	(8.64)%
Adjusted net loss margin	(2.68)%	(3.43)%

Adjusted net loss per common share - basic and diluted	$(0.02)	$(0.02)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	169,208,938	175,561,535

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Net Loss	$(7,030)	$(10,039)
Interest income	(809)	(1,479)
Interest expense	709	711
Depreciation and amortization expense	2,520	2,879
Stock compensation expense	3,594	2,941
Change in fair value of warrants and derivatives	(782)	391
Cloud computing amortization	421	78
Sales and use tax income (1)	(240)	(1,303)
Restructuring	423	773
Litigation expenses (2)	176	387
Warehouse restructuring costs	726	539
Impairment of assets	—	799
Technology modernization (3)	323	707
Other items (4)	57	820
Adjusted EBITDA	$88	$(1,796)
Net loss margin	(6.83)%	(8.64)%
Adjusted EBITDA margin	0.09%	(1.55)%

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

(4)    For the three months ended June 30, 2025, other items is comprised of costs associated with the share repurchase program of less than $0.1 million. For the three months ended June 30, 2024, other items is primarily comprised of the expense related to non-recurring retention payments to management of $0.2 million, executive transition costs including recruiting costs of $0.4 million, costs associated with the share repurchase program of $0.2 million, and duplicate headquarters rent of less than $0.1 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Free Cash Flow

	Three Months Ended June 30,
	2025	2024
Free cash flow reconciliation:
Net cash (used in) provided by operating activities	$(5,440)	$1,792
Capital expenditures	(708)	(2,043)
Free cash flow	$(6,148)	$(251)
Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of June 30, 2025, we had cash and cash equivalents of approximately $84.7 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
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
The 2025 Convertible Notes contain call and put options to be settled in cash contingent upon the occurrence of a change of control and a default interest rate increase of 3.0% applicable upon the occurrence of an event of default that when evaluated under the guidance of ASC 815, Derivatives and Hedging, are embedded derivatives requiring bifurcation at fair value. The fair value calculation includes Level 3 inputs including the estimated fair value of the

Company’s common stock and assumptions regarding the probability that the contingent call or put will be exercised or an event of default will occur. Management determined that the probability that the contingent events will occur was near zero at inception and has remained near zero as of June 30, 2025. Therefore, the Company did not record a derivative liability related to these features as of June 30, 2025. The Company will assess the probability of occurrence quarterly during the term of the 2025 Convertible Notes.
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
As both of June 30, 2025 and March 31, 2025, the Company had $42.9 million and $42.9 million, respectively, of outstanding borrowings under the note purchase agreement governing the purchase and sale of the 2025 Convertible Notes agreement.
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
The interest rate for borrowings under the Credit Facility is equal to (a) the great of (i) the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time and (ii) five and one quarter percent (5.25%) per annum, plus (b) half of one percent (0.50%), per annum.
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
As of June 30, 2025 and March 31, 2024, there were no outstanding borrowings under the Credit Facility. As of June 30, 2025 and March 31, 2025, the Company was in compliance with its financial covenants.
Cash Flows
Comparison of the Three Months Ended June 30, 2025 and 2024.
The following table summarizes our cash flows for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(5,440)	$1,792
Net cash used in investing activities	(708)	(2,043)
Net cash used in financing activities	(2,130)	(4,300)
Effect of exchange rate changes on cash	(50)	21
Net decrease in cash and restricted cash	$(8,328)	$(4,530)
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
For the three months ended June 30, 2025, net cash used in operating activities was $5.4 million. The $5.4 million of net cash used in operating activities consisted of net loss of $7.0 million adjusted for non-cash charges totaling $6.8 million and a net increase of $5.2 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $3.6 million for stock based compensation, and depreciation and amortization of $2.5 million. The increase in our net operating assets and liabilities was primarily driven by an increase in inventory $10.3 million, offset by a increase in accounts payable and accrued expenses of $5.8 million.
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
Cash flows used in Investing Activities
For the three months ended June 30, 2025 and 2024, net cash used in investing activities was $0.7 million and $2.0 million, respectively, primarily due to software development costs and capital expenditures.

Cash flows used in Financing Activities
For the three months ended June 30, 2025 and 2024, net cash used in financing activities was $2.1 million and $4.3 million, respectively, primarily due to payments to repurchase common stock.
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
Except as described in Note 2, “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto for the year ended March 31, 2025 contained in the Annual Report on Form 10-K filed with the SEC on June 4, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $84.7 million as of June 30, 2025. As of June 30, 2025, the Company held $12.6 million in a money market account. The Company does not have any other investments. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of June 30, 2025 there are no outstanding borrowings under the Credit Facility.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 20, 2024, three alleged shareholders filed a putative class action complaint in the lawsuit styled Kenville v. Northern Star Sponsor LLC, et al., Case No. 2024-276, which is pending in the Delaware Court of Chancery. On September 30, 2024, plaintiffs filed an amended complaint. The amended complaint is currently pending against (a) certain officers and directors of Northern Star Acquisition Corp. at the time of its proposed acquisition of Legacy BARK, and (b) Northern Star Sponsor, LLC. The alleged class consists of Company stockholders who held stock as of the redemption deadline and who elected not to redeem all or some of their stock, and the claims alleged are for breach of fiduciary duty and unjust enrichment. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.
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
•our ability to hire and retain talented, experienced people at all levels of our organization; and
•the imposition of new or increased tariffs or other trade barriers that disrupt our supply chain, or negatively impact our revenue and profitability; and
•deterioration of the macro-economic environment resulting in disruptions in global trade (in particular due to the imposition of tariffs and uncertainty relating to such tariffs), inflation, increasing interest rates, instability in the banking system or financial markets, changes in the labor markets, and political, economic and social instability, such as wars, armed conflicts or pandemics, in particular as such changes impact our revenue through reduced consumer discretionary spending, our cost structure or our supply chain.
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
The extent to which global disruptions or disasters or severe weather events, may impact our business will depend on nature, scope and geographic impact of the disruption or disaster. A significant portion of our workforce, and the workforce of our partners, works remotely. Natural disasters, power outages, connectivity issues, or other events that impact our employees’ or our partners’ ability to work remotely, could disrupt business for a substantial period of time. Global disruptions or disasters or severe weather events, have had, and could have, unprecedented and unexpected effects on the global economy, civil society, labor markets, and certain industries. As a result, it is difficult to predict the magnitude or scope of the adverse impacts that these effects may have directly, or indirectly, on our business, operating results and financial condition.
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
Existing tax laws, rules or regulations are subject to interpretation by tax authorities or amendment, repeal, or new enactments. For example, the 2018 U.S. Supreme Court decision in South Dakota v. Wayfair, Inc. required us to collect sales tax in many jurisdictions despite our lack of a physical presence in such jurisdictions. Also, the 2017 Tax Cuts and Jobs Act may limit our ability to use our substantial net operating losses to offset potential future taxable income. We are further dependent on the ability to generate taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. We are currently monitoring changes in the tax landscape, however, it is difficult to predict whether such changes could materially adversely affect our financial condition and results of operation.
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
We currently have options, RSUs and warrants outstanding that are convertible into shares of our common stock. In addition, our 2025 Convertible Notes are convertible based on outstanding principal balance and accrued interest. We also have the ability to issue equity awards that are convertible into shares of our common stock under our 2021 Equity Incentive Plan and under our Employee Stock Purchase Plan, see Note 4— Debt, and Note 6 — Stock-Based Compensation Plans, to our condensed consolidated financial statements set forth in this Quarterly Report on Form 10-Q. We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would dilute our existing shareholders and may cause the market price of our common stock to decline.

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
Issuer Purchases of Equity Securities
During the three months ended June 30, 2025, we repurchased $1.8 million of common stock, or approximately 1.3 million shares, under our repurchase program. As a result, nothing remained available under the current authorization. A summary of our repurchases of common stock for the three months ended June 30, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1-30, 2025	1,310,627	$1.35	1,310,627	$—
May 1-31, 2024	—	—	—	$—
June 1-30, 2025	—	—	—	$—
Total	1,310,627	$1.35	1,310,627	$—
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
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
No.	Description of Exhibit	Filed or Furnished Herewith	Form	File No.	Date Filed
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BARK, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARK, Inc.

August 07, 2025	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

August 07, 2025	/s/ Zahir Ibrahim
Zahir Ibrahim
Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

August 07, 2025	/s/ Brian Dostie
Brian Dostie
Vice President of Accounting, Controller
(Principal Accounting Officer)