Form 10-Q
period 2025-09-30
Bark, Inc.
filed 2025-11-10
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, there were 171,592,421 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	March 31,
	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,427	$94,022
Accounts receivable—net	16,920	9,453
Prepaid expenses and other current assets	12,576	10,036
Inventory	101,017	88,126
Total current assets	193,940	201,637
PROPERTY AND EQUIPMENT—NET	20,617	21,475
INTANGIBLE ASSETS—NET	2,345	5,426
OPERATING LEASE RIGHT-OF-USE ASSETS	26,202	28,277
OTHER NONCURRENT ASSETS	4,876	3,820
TOTAL ASSETS	$247,980	$260,635
LIABILITIES, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,901	$20,364
Operating lease liabilities, current	5,739	5,798
Accrued and other current liabilities	25,813	34,054
Deferred revenue	20,042	21,251
Current portion of long-term debt	42,804	42,573
Total current liabilities	127,299	124,040
OPERATING LEASE LIABILITIES	34,026	36,802
OTHER LONG-TERM LIABILITIES	183	267
Total liabilities	161,508	161,109
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 171,546,997 and 169,732,895 shares issued and outstanding	1	1
Treasury stock, at cost, 17,303,225 and 15,992,598 shares, respectively	(26,500)	(24,730)
Additional paid-in capital	510,454	504,022
Accumulated deficit	(397,483)	(379,767)
Total stockholders’ equity	86,472	99,526
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$247,980	$260,635
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
REVENUE	$106,970	$126,111	$209,831	$242,323
COST OF REVENUE	45,010	49,999	83,794	92,945
Gross profit	61,960	76,112	126,037	149,378
OPERATING EXPENSES:
General and administrative	57,221	63,143	114,473	126,567
Advertising and marketing	15,398	18,665	30,575	39,096
Total operating expenses	72,619	81,808	145,048	165,663
LOSS FROM OPERATIONS	(10,659)	(5,696)	(19,011)	(16,285)
INTEREST INCOME	678	1,353	1,486	2,832
INTEREST EXPENSE	(711)	(687)	(1,420)	(1,398)
OTHER INCOME (EXPENSE)—NET	20	(233)	1,243	(451)
NET LOSS BEFORE INCOME TAXES	(10,672)	(5,263)	(17,702)	(15,302)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(10,672)	$(5,263)	$(17,702)	$(15,302)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.06)	$(0.03)	$(0.10)	$(0.09)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	170,762,090	175,063,942	169,989,757	175,311,379

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2025	187,133,340	$1	(17,303,225)	$(26,500)	$507,315	$(386,847)	$93,969
Net loss	—	—	—	—	—	(10,672)	(10,672)
Issuance for stock options exercised	666	—	—	—	—	—	—
Issuance for common stock vested	2,431,786	—	—	—	—	—	—
Common stock withheld for tax upon release	(715,570)	—	—	—	(619)	—	(619)
Excise tax from stock repurchases	—	—	—	—	41		41
Stock-based compensation	—	—	—	—	3,717	—	3,717
Cumulative translation adjustment	—	—	—	—	—	36	36
Balance - September 30, 2025	188,850,222	$1	(17,303,225)	$(26,500)	$510,454	$(397,483)	$86,472

Six months ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2025	185,725,493	$1	(15,992,598)	$(24,730)	$504,022	$(379,767)	$99,526
Net loss	—	—	—	—	—	(17,702)	(17,702)
Issuance for stock options exercised	15,964	—	—	—	21	—	21
Issuance for common stock vested	4,024,383	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	249,650	—	—	—	197	—	197
Common stock withheld for tax upon release	(1,165,268)	—	—	—	(1,116)	—	(1,116)
Repurchase of common stock	—	—	(1,310,627)	(1,770)	—	—	(1,770)
Excise tax from stock repurchases	—	—	—	—	20	—	20
Stock-based compensation	—	—	—	—	7,310	—	7,310
Cumulative translation adjustment	—	—	—	—	—	(14)	(14)
Balance - September 30, 2025	188,850,222	$1	(17,303,225)	$(26,500)	$510,454	$(397,483)	$86,472

Three months ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2024	181,116,471	$1	(7,646,021)	$(10,511)	$495,408	$(356,838)	$128,060
Net loss	—	—	—	—	—	(5,263)	(5,263)
Issuance for stock options exercised	190,704	—	—	—	148	—	148
Issuance for common stock vested	2,078,374	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	—	—	—	—	—	—	—
Common stock withheld for tax upon release	(710,609)	—	—	—	(1,365)	—	(1,365)
Repurchase of common stock	—	—	(540,428)	(898)	—	—	(898)
Excise tax from stock repurchases	—	—	—	—	(9)		(9)
Stock-based compensation	—	—	—	—	2,957	—	2,957
Cumulative translation adjustment	—	—	—	—	—	(74)	(74)
Balance - September 30, 2024	182,674,940	$1	(8,186,449)	$(11,409)	$497,139	$(362,175)	$123,556

Six months ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2024	180,176,725	$1	(4,643,589)	$(6,225)	$492,427	$(346,820)	$139,383
Net loss	—	—	—	—	—	(15,302)	(15,302)
Issuance for stock options exercised	518,617	—	—	—	293	—	293
Issuance for common stock vested	2,585,504	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	284,220	—	—	—	193	—	193
Common stock withheld for tax upon release	(890,126)	—	—	—	(1,620)	—	(1,620)
Repurchase of common stock	—	—	(3,542,860)	(5,184)	—	—	(5,184)
Excise tax from stock repurchases	—	—	—	—	(52)	—	(52)
Stock-based compensation	—	—	—	—	5,898	—	5,898
Cumulative translation adjustment	—	—	—	—	—	(53)	(53)
Balance - September 30, 2024	182,674,940	$1	(8,186,449)	$(11,409)	$497,139	$(362,175)	$123,556
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,702)	$(15,302)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation & amortization	5,104	5,679
Impairment of assets	769	2,142
Non-cash lease expense	2,077	2,524
Amortization of deferred financing fees and debt discount	231	202
Bad debt expense	74	—
Stock-based compensation expense	7,310	5,898
Provision for inventory obsolescence	871	1,355
Change in fair value of warrant liabilities and derivatives	(652)	913
Changes in operating assets and liabilities:
Accounts receivable	(7,540)	(9,205)
Inventory	(13,762)	(5,613)
Prepaid expenses and other current assets	(184)	(499)
Other noncurrent assets	(807)	(1,336)
Accounts payable and accrued expenses	4,319	22,905
Deferred revenue	(1,209)	(2,521)
Operating lease liabilities	(2,835)	(2,587)
Other liabilities	422	11
Net cash (used in) provided by operating activities	(23,514)	4,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,560)	(3,851)
Net cash used in investing activities	(2,560)	(3,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease obligations	(116)	(112)
Proceeds from the exercise of stock options	21	293
Proceeds from issuance of common stock under ESPP	197	193
Tax payments related to the issuance of common stock	(1,116)	(1,620)
Excise tax from stock repurchases	20	(52)
Payments to repurchase common stock	(1,770)	(5,184)
Net cash used in financing activities	(2,764)	(6,482)

Effect of exchange rate changes on cash	(14)	(53)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(28,852)	(5,820)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	97,531	130,704
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$68,679	$124,884

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	63,427	115,243
Restricted cash - prepaid expenses and other current assets, other noncurrent assets	5,252	9,641
Total cash, cash equivalents and restricted cash	$68,679	$124,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$241	$—
Cash paid for interest	$10	$75
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2026, or any other period.
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
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At September 30, 2025 and March 31, 2025, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company.
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
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Public warrant liability(2)	$170	$—	$—	$170
Private warrant liability(2)	—	91	—	91
	$170	$91	$—	$261

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$24,506	$—	$—	$24,506
	$24,506	$—	$—	$24,506
Liabilities
Public warrant liability(2)	$593	$—	$—	$593
Private warrant liability(2)	—	319	—	319
	$593	$319	$—	$912
______________
(1)As of March 31, 2025, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input. The balance of cash equivalents held in the money market account is included in cash and cash equivalents.
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
Restricted Cash— The Company had cash held as collateral by our payments processor for BARK Air and an escrow account under the surety bond requirements of the U.S. Department of Transportation. As of September 30, 2025, the Company has classified $5.3 million within prepaid expenses and other current assets, as restricted cash. As of March 31, 2025 the Company has classified $3.5 million within prepaid expenses and other current assets, as restricted cash.
Concentration of Credit Risk and Major Customers and Suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with two financial institutions.
The Company’s accounts receivable are derived from sales contracts with large retail customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Accounts receivable, net was $16.9 million, $9.5 million, and $7.7 million as of September 30, 2025, March 31, 2025 and March 31, 2024, respectively.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three and six months ended September 30, 2025 and 2024, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two and one customers that accounted for 47% and 46% of gross accounts receivable as of September 30, 2025 and March 31, 2025, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 18.4% and 13.5% of total revenue for the six months ended September 30, 2025, and 2024, respectively.

Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended September 30, 2025 and 2024, the Company had three suppliers that accounted for 46% of total finished goods purchased and two suppliers that accounted for 45% of total finished goods purchased, respectively. During the six months ended September 30, 2025 and 2024, the Company had three suppliers that accounted for 49% of total finished goods purchased and two suppliers that accounted for 40% of total finished goods purchased, respectively. The Company had one supplier that accounted for 35% of the accounts payable balance and one supplier that accounted for 14% of the accounts payable balance as of September 30, 2025 and March 31, 2025, respectively.
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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three and six months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
Direct to Consumer:
Toys & Accessories(1)	$48,073	$66,882	$99,880	$137,451
Consumables(1)	30,458	34,197	65,481	70,101
Other(2)	3,617	1,520	5,963	2,106
Total Direct to Consumer	$82,148	$102,599	$171,324	$209,658
Commerce	24,822	23,512	38,507	32,665
Revenue	$106,970	$126,111	$209,831	$242,323

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
Deferred revenue was $20.0 million, $21.3 million, and $26.0 million as of September 30, 2025, March 31, 2025, and March 31, 2024 respectively.
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
4.    DEBT
As of September 30, 2025 and March 31, 2025, the current portion of long-term debt consisted of the following (in thousands):

	As of September 30,	As of March 31,
	2025	2025
Current portion of long-term debt:
2025 Convertible Notes	$42,880	$42,880
Less: deferred financing fees and debt discount	(76)	(307)
Total current portion of long-term debt	$42,804	$42,573

Total debt	$42,804	$42,573
As of September 30, 2025 and 2024 the Company had accrued interest of $2.0 million and $1.9 million within Accrued and other current liabilities and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheet.
The following table summarizes the components of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

Debt interest expense	$590	$559	$1,179	$1,118
Deferred financing fees and debt discount amortization	116	103	231	202
Total debt interest expense	$706	$662	$1,410	$1,320
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
On November 2, 2023, the Company repurchased $45.0 million of the $83.5 million of outstanding aggregate principal amount of 5.50% Convertible Secured Notes due 2025 (the “2025 Convertible Notes”) from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated notes purchase agreement (the “2023 Agreement”) among the Company and the Holders.
Pursuant to the 2023 Agreement, the Company repurchased $45.0 million in aggregate principal amount of the 2025 Convertible Notes plus $2.2 million of accrued and unpaid interest thereon to, but excluding the repurchase date, from the Holders for a total cash purchase price of $44.4 million. In addition, $1.0 million of unamortized deferred financing fees were derecognized from the Company’s balance sheet on the date of extinguishment. The accelerated deferred financing fees were recognized as a component of gain on extinguishment of debt. The Company recognized a gain on debt extinguishment of $1.8 million in connection with the repurchase. In the unlikely event that a Change of Control (as defined in the Indenture) of the Company occurs at any time after the date of the 2023 Agreement and prior to the December 1, 2025 maturity date of the Notes, the Holders are also entitled to receive an additional cash “true-up” payment from the Company, totaling, in the aggregate for all Holders, either (i) $11.3 million in the event that the Company elects to redeem all of the Notes outstanding at the time of such Change of Control or (ii) $4.5 million in the event that the Holders elect to require the Company to repurchase all of the 2025 Convertible Notes outstanding at the time of such Change of Control, in each event, in accordance with the terms and conditions specified in the Agreement.
On November 6, 2025, the Company repurchased the remaining $42.9 million of outstanding aggregate principal amount of 5.50% Convertible Secured Notes due 2025 (the “2025 Convertible Notes”) from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated notes purchase agreement (the “2025 Agreement”) among the Company and the Holders (the “Final Repurchase”).
Pursuant to the 2025 Agreement, on November 6, 2025, the Company repurchased all $42.9 million of the remaining outstanding aggregate principal amount of the 2025 Convertible Notes from the Holders for a total cash purchase price of $45.1 million (which included $2.2 million of accrued and unpaid interest, through but excluding, the repurchase date). There was no gain or loss in connection with the Final Repurchase. In the unlikely event that a Change of Control of the Company occurs prior to the December 1, 2025 maturity date of the Notes, the Holders are also entitled to receive an additional cash “true-up” payment from the Company, totaling, in the aggregate for all Holders, either (i) $10.7 million in the event that the Company elects to redeem all of the Notes outstanding at the time of such Change of Control or (ii) $4.3 million in the event that the Holders elect to require the Company to repurchase all of the 2025 Convertible Notes outstanding at the time of such Change of Control, in each case, in accordance with the terms and conditions specified in the 2025 Agreement.
Western Alliance Bank—Revolving Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in November 2025. After giving effect to this most recent amendment, the maturity date of the Credit Facility is January 2, 2026. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets. The Company intends to enter in to a longer term renewal of the Credit Facility.

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
As of September 30, 2025 and March 31, 2025, there were no outstanding borrowings under the Credit Facility. As of September 30, 2025 and March 31, 2025, the Company was in compliance with its financial covenants.
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
During the three months ended September 30, 2025 the Company did not repurchase any shares of common stock. During the six months ended September 30, 2025, the Company repurchased a total of 1,310,627 shares of its common stock under the program for $1.8 million at an average price of $1.35. During the three and six months ended September 30, 2024, the Company repurchased a total of 540,428 and 3,542,860 shares of its common stock under the program for $0.9 million and $5.2 million at an average price of $1.67 and $1.47, respectively. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. As of September 30, 2025, none of the shares authorized for issuance under the two stock repurchase programs remained available for future share repurchases.
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

For the fiscal year beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan may be increased by a number, determined and approved by the Board on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2025, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 8,480,573 shares. There was no increase in the aggregate number of common stock that may be issued under the 2021 Plan in fiscal year 2025. As of September 30, 2025, 11,133,655 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no remaining shares available for grant under the 2011 Plan. Periodically, the Company issues new hire, promotion and other awards under the 2021 Stock Plan and awards may be forfeited resulting in the underlying shares returning to the 2021 Stock Plan.
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
In April 2025, the Board approved the authorization of an additional 1,500,000 shares of common stock that may be issued under the ESPP. There was no authorization of additional shares of common stock that may be issued under the ESPP in the fiscal year ended March 31, 2025. A total of 6,136,251 shares of common stock have been reserved for future issuance under the ESPP.
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
During the three and six months ended September 30, 2025 and 2024, employees who elected to participate in the ESPP purchased a total of 249,650 and 284,220 shares of common stock, respectively, at an average price of $0.79 and $0.68, respectively. ESPP employee payroll contributions accrued as of September 30, 2025 were approximately $0.2 million, and are included within accrued and other current liabilities in the condensed consolidated balance sheet. Cash withheld via employee payroll deductions to purchase common stock is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the condensed consolidated statement of cash flows.

Stock Option Activity
During the six months ended September 30, 2025 and 2024, the Company granted to its employees equity awards to purchase an aggregate of 25,000 and 1,087,500 shares of common stock, respectively, with a weighted average exercise price of $1.26 and $1.37, respectively, vesting over a four-year period.
RSU Activity
During the six months ended September 30, 2025 and 2024, the Company granted to its employees RSUs for the purchase of 13,123,722 and 9,901,900 shares of common stock, respectively.
In May 2025, the Company approved the Fiscal Year 2026 Management Incentive Program (“2026 Incentive Program”). Under this program, each participant’s award is denominated in shares of common stock and is subject to attainment of BARK’s performance goals as established by the Compensation Committee of the Board for fiscal year 2026.
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by expense caption and by type of award for the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock-based compensation expense by expense caption
General and administrative	$3,422	$2,648	$6,617	$5,332
Advertising and marketing	294	309	693	566
Total stock-based compensation expense	$3,716	$2,957	$7,310	$5,898

Stock-based compensation expense by type of award
RSUs	$2,825	$2,076	$5,533	$4,218
Stock options	261	572	523	1,066
Management Incentive Program	571	243	1,139	491
ESPP	59	66	115	123
	$3,716	$2,957	$7,310	$5,898
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
The Company’s finance leases as of September 30, 2025 and March 31, 2025 were not material and were included in property and equipment net, on the Company’s condensed consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets as of September 30, 2025 and March 31, 2025 (in thousands):

		As of	As of
Leases	Classification	September 30, 2025	March 31, 2025

Assets
Operating	Operating lease right-of-use assets	$26,202	$28,277
Total operating lease assets		$26,202	$28,277
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,739	$5,798
Operating lease liabilities (non-current)	Operating lease liabilities	$34,026	$36,802
Total operating lease liabilities		$39,765	$42,600

For both the six months ended September 30, 2025 and 2024 no assets were acquired in exchange for new operating lease liabilities. Lease expense for both periods primarily pertains to operating lease cost. Lease expense for operating leases was $1.8 million for both the three months ended September 30, 2025 and 2024, respectively. Lease expense for operating leases was $3.5 million and $3.6 million for the six months ended September 30, 2025 and 2024, respectively. These lease expenses were included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Cash flows used in operating activities related to operating leases was approximately $2.1 million, and $2.5 million for the six months ended September 30, 2025 and 2024 respectively.
8.    COMMITMENTS AND CONTINGENCIES
Litigation
On March 20, 2024, three alleged shareholders filed a putative class action complaint in the lawsuit styled Kenville v. Northern Star Sponsor LLC, et al., Case No. 2024-276, which is pending in the Delaware Court of Chancery. On September 30, 2024, plaintiffs filed an amended complaint. The amended complaint is currently pending against (a) certain officers and directors of Northern Star Acquisition Corp. at the time of its proposed acquisition of Legacy BARK, and (b) Northern Star Sponsor, LLC. The claims alleged are for breach of fiduciary duty and unjust enrichment. On October 31, 2025, the court certified the class, which consists of Company stockholders who held stock as of the redemption deadline and who elected not to redeem all or some of their stock. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.
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

9.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the six months ended September 30, 2025 and 2024, due to the expected loss before income taxes to be incurred for the fiscal year ending

March 31, 2026, and actual loss before income taxes incurred for the fiscal year ended March 31, 2025 as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company continues to assess the impact of the OBBBA on its financial position. The OBBBA is not expected to materially impact the Company’s effective tax rate in the current fiscal year.
10.    OTHER INCOME (EXPENSE)—NET
Other income (expense)—net consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Other income (expense)—net:
Other income	$150	$288	$591	$462
Change in fair value of warrants	(130)	(521)	652	(913)
	$20	$(233)	$1,243	$(451)
11.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(10,672)	$(5,263)	$(17,702)	$(15,302)
Denominator:
Weighted average common shares outstanding—basic and diluted	170,762,090	175,063,942	169,989,757	175,311,379
Net loss per share attributable to common stockholders - basic and diluted	$(0.06)	$(0.03)	$(0.10)	$(0.09)
For the three and six months ended September 30, 2025 and 2024, the Company excluded the following potential dilutive securities, which include stock options, RSUs, warrants and convertible notes from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for each of the three and six months ended September 30, 2025 and 2024.

	As of
	September 30,
	2025	2024
Stock options to purchase common stock	8,958,512	10,773,297
Restricted stock units	24,481,422	18,061,016
Warrants to purchase common stock	13,036,333	13,036,333
2025 Convertible Notes as converted to common stock	4,484,486	4,250,697
Employee Stock Purchase Plan	373,181	261,165

The Company’s convertible notes outstanding for the three and six months ended September 30, 2025 could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three and six months ended September 30, 2025, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 4, “Debt,” for additional details.

12.    SEGMENTS
The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. The Company operates and manages the business across multiple operating segments which are aggregated based on similar qualitative and economic characteristics into two reportable segments: Direct to Consumer and Commerce. The Direct to Consumer segment derives revenue primarily from the sale of toys & accessories and consumables through BarkBox, Super Chewer, and the Company’s website, Bark.co. The Commerce segment derives revenue primarily from the sale of individual toys through major retailers and online marketplaces. Reporting in this format provides management with the financial information necessary to evaluate the success of the segments and the overall business. There are no internal revenue transactions between the Company’s segments.
The Company’s Chief Executive Officer is the chief operating decision maker ("CODM") and manages and allocates resources between the Direct to Consumer and Commerce segments. Consistent with this decision-making process, the CODM uses financial information disaggregated between the Direct to Consumer and Commerce segment for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on gross profit. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments and also uses segment gross profit for evaluating product pricing. The Company does not allocate assets at the reportable segment level as these are managed on an entity-wide group basis and, accordingly, the Company does not report asset information by segments. Foreign sales were immaterial for the three and six months ended September 30, 2025 and 2024.
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Direct to Consumer(1):
Revenue	$82,148	$102,599	$171,324	$209,658
Cost of revenue	30,175	37,083	59,606	75,134
Gross profit	51,973	65,516	111,718	134,524
Commerce:
Revenue	24,822	23,512	38,507	32,665
Cost of revenue	14,835	12,916	24,188	17,811
Gross profit	9,987	10,596	14,319	14,854
Consolidated:
Revenue	106,970	126,111	209,831	242,323
Cost of revenue	45,010	49,999	83,794	92,945
Gross profit	$61,960	$76,112	$126,037	$149,378
(1) Direct to Consumer includes revenue from BARK Air
Reconciliation:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Total gross profit	$61,960	$76,112	$126,037	$149,378
Less:
Advertising and marketing expenses	15,398	18,665	30,575	39,096
General and administrative expenses	57,221	63,143	114,473	126,567
Loss from operations	(10,659)	(5,696)	(19,011)	(16,285)
Less:
Interest income	678	1,353	1,486	2,832
Interest expense	(711)	(687)	(1,420)	(1,398)
Other income - net	20	(233)	1,243	(451)
Net loss before income taxes	$(10,672)	$(5,263)	$(17,702)	$(15,302)

13.    SUBSEQUENT EVENTS
Debt Repayment
On November 6, 2025, the Company repurchased the remaining $42.9 million of outstanding aggregate principal amount and $2.2 million of accrued interest of 5.50% Convertible Secured Notes due 2025 (the “2025 Convertible Notes”) from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated notes purchase agreement (the “Agreement”) among the Company and the Holders. See Note 4, “Debt,” for additional details.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2025 contained in the Annual Report on Form 10-K filed with the SEC on June 4, 2025. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended September 30, 2025 and 2024, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
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
Certain macroeconomic and global events, conditions and challenges
Market factors or international events, such as increased inflation, war, rising tensions between the U.S. and China, and continued changes to trade policy, including the imposition of tariffs or changes in tariff rates, create uncertainty and could impact our results of operations.
Tariffs. In early 2025, new tariffs were announced on imports to the United States, including additional tariffs on goods from China, Canada, and other countries from which we source products. The scope, duration, and ultimate impact of these tariffs and related actions remain uncertain and could result in higher product costs.
The Company has implemented, and continues to execute, various mitigation strategies to manage the impact of tariffs, including negotiating lower product costs with suppliers, diversifying supply sources to alternate countries, optimizing product assortment, providing Direct to Consumer subscribers with a lower-cost packaging option and implementing select pricing adjustments. Collectively, these actions have meaningfully mitigated the potential impact of tariffs on our Gross Profit. We believe our mitigation strategies will help maintain our competitiveness over the long term and, most importantly, make all dogs happy.
The ultimate impact of tariffs and related measures will depend on factors such as whether additional or incremental tariffs are imposed, the extent of retaliatory actions by other countries, and the overall effectiveness of, and consumer response to, our mitigation strategies.
Macroeconomic Conditions. Macroeconomic conditions and the related effects on levels of consumer spending impact our business as purchases of discretionary items tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, political instability due to war or other geopolitical factors and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have led to recession fears and created a challenging environment.
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

	Three Months Ended September 30,		Six Months Ended September 30,

	2025	2024	2025	2024
Total Orders (in thousands)	2,544	3,270	5,363	6,712
Average Order Value	$30.87	$30.91	$30.83	$30.92
Direct to Consumer Gross Profit (in thousands)(1)	$51,538	$65,504	$111,722	$134,774
Direct to Consumer Gross Margin (1)	65.6%	64.8%	67.6%	64.9%
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

	Three Months Ended September 30,			Six Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Loss Data:
Revenue
Direct to Consumer	$82,148	$102,599	(19.9)%	$171,324	$209,658	(18.3)%
Commerce	24,822	23,512	5.6%	38,507	32,665	17.9%
Total revenue	106,970	126,111	(15.2)%	209,831	242,323	(13.4)%
Cost of revenue
Direct to Consumer	30,175	37,083	(18.6)%	59,606	75,134	(20.7)%
Commerce	14,835	12,916	14.9%	24,188	17,811	35.8%
Total cost of revenue	45,010	49,999	(10.0)%	83,794	92,945	(9.8)%
Gross profit	61,960	76,112	(18.6)%	126,037	149,378	(15.6)%
Operating expenses:
General and administrative	57,221	63,143	(9.4)%	114,473	126,567	(9.6)%
Advertising and marketing	15,398	18,665	(17.5)%	30,575	39,096	(21.8)%
Total operating expenses	72,619	81,808	(11.2)%	145,048	165,663	(12.4)%
Loss from operations	(10,659)	(5,696)	87.1%	(19,011)	(16,285)	16.7%
Interest income	678	1,353	(49.9)%	1,486	2,832	(47.5)%
Interest expense	(711)	(687)	3.5%	(1,420)	(1,398)	1.6%
Other income (expense), net	20	(233)	(108.6)%	1,243	(451)	N/M
Net Loss before income taxes	(10,672)	(5,263)	102.8%	(17,702)	(15,302)	15.7%
Net loss and comprehensive loss	$(10,672)	$(5,263)	102.8%	$(17,702)	$(15,302)	15.7%

N/M means not meaningful.

Comparison of the Three Months Ended September 30, 2025 and September 30, 2024
Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer(1)	$82,148	$102,599	$(20,451)	(19.9)%
Commerce	24,822	23,512	1,310	5.6%
Total revenue	$106,970	$126,111	$(19,141)	(15.2)%
Percentage of Revenue
Direct to Consumer	76.8%	81.4%
Commerce	23.2%	18.6%
(1) Direct to Consumer includes revenue from BARK Air.
Direct to Consumer revenue decreased by $20.5 million, or 19.9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was primarily driven by a 22.2%, or 0.7 million decrease in Total Orders, and a $0.04 or 0.1% decrease in AOV. The decrease was partially offset by an increase in revenue from BARK Air of $2.1 million. Total BARK Air revenue was $3.6 million or 4.4% of Direct to Consumer revenue.
Commerce revenue increased by $1.3 million, or 5.6% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily driven by sales volume from existing and new customers.
Gross Profit

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer (1)	$51,973	$65,516	$(13,543)	(20.7)%
Commerce	9,987	10,596	(609)	(5.7)%
Total gross profit	$61,960	$76,112	$(14,152)	(18.6)%
Percentage of revenue	57.9%	60.4%
(1) Direct to Consumer includes revenue and cost of goods sold from BARK Air.
Direct to Consumer and Commerce gross profit decreased by $13.5 million and $0.6 million, respectively for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The decrease in Commerce gross profit is partly attributable to higher tariffs and increased inbound shipping costs in the quarter.
Gross profit as a percentage of revenue decreased 2.5% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Direct to Consumer gross margin was 63.3%, 60 basis points lower than the same period last year. Excluding the impact of BARK Air, Direct to Consumer gross margin was 65.6%, 80 basis points higher than the same period last year. The increase in Direct to Consumer gross margin is primarily attributable to product cost improvements and plan mix changes. Commerce gross margin was 40.2%, 480 basis points lower than the same period last year. The decrease in Commerce gross margin is primarily attributable to changes in customer mix and, to a lesser extent, the timing of the implementation of our tariff mitigation strategies.
General and Administrative Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Other general and administrative	$25,727	$29,055	$(3,328)	(11.5)%
Shipping and fulfillment	31,494	34,088	(2,594)	(7.6)%
Total General and administrative	57,221	63,143	$(5,922)	(9.4)%
Percentage of revenue	53.5%	50.1%
Total general and administrative expense decreased by $5.9 million, or 9.4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease from the prior period was primarily due to: decreased shipping and fulfillment costs of $2.6 million attributable to lower Direct to Consumer volumes, decreased compensation expense of $2.7 million, as well as decreased professional fees of $0.5 million.
Advertising and Marketing

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Advertising and marketing	$15,398	$18,665	$(3,267)	(17.5)%
Percentage of revenue	14.4%	14.8%
Advertising and marketing expense decreased by $3.3 million, or 17.5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease is primarily attributable to decreased Direct to Consumer marketing spend.
Interest Income

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Interest income	$678	$1,353	$(675)	(49.9)%
Percentage of revenue	0.6%	1.1%
Interest income decreased by $0.7 million, or 49.9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in interest income is due to an overall decrease in cash in interest-bearing deposit accounts.

Interest Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Interest expense	$(711)	$(687)	$(24)	3.5%
Percentage of revenue	(0.7)%	(0.5)%
Interest expense was flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Interest expense for each period is derived from the Company’s 2025 Convertible Notes.

Other Income (Expense) Net

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Other income (expense) net	$20	$(233)	$253	NM
Percentage of revenue	—%	(0.2)%
NM means not meaningful
Other income, net increased by $0.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to the change of the fair value of our warrant liabilities.

Comparison of the Six Months Ended September 30, 2025 and September 30, 2024
Revenue

	Six Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer (1)	$171,324	$209,658	$(38,334)	(18.3)%
Commerce	38,507	32,665	5,842	17.9%
Total revenue	$209,831	$242,323	$(32,492)	(13.4)%
Percentage of Revenue
Direct to Consumer	81.6%	86.5%
Commerce	18.4%	13.5%
(1) Direct to Consumer includes revenue from BARK Air.
Direct to Consumer revenue decreased by $38.3 million, or 18.3%, for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. This decrease was primarily driven by the 20.1% or 1.3 million decrease in Total Orders, in addition to a $0.09 or 0.3% decrease in AOV. The decrease was partially offset by increased revenue from BARK Air of $3.9 million. Total BARK Air revenue was $6.0 million or 3.5% of Direct to Consumer revenue.
Commerce revenue increased by $5.8 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. This increase was primarily driven by sales volume from existing and new customers.
Gross Profit

	Six Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer (1)	$111,718	$134,524	$(22,806)	(17.0)%
Commerce	14,319	14,854	(535)	(3.6)%
Total gross profit	$126,037	$149,378	$(23,341)	(15.6)%
Percentage of revenue	60.1%	61.6%
(1) Direct to Consumer includes revenue and cost of goods sold from BARK Air.
Direct to Consumer and Commerce gross profit decreased by $22.8 million and $0.5 million, respectively for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The decrease in Commerce gross profit is partly attributable to the opportunistic sell-through of surplus inventory, higher tariffs and inbound shipping costs.
Gross profit as a percentage of revenue decreased 150 basis points for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. Direct to Consumer gross margin was 65.2%, 100 basis points higher and Commerce gross margin was 37.2%, 830 basis points lower than the same period last year, respectively. Excluding the impact of BARK Air, Direct to Consumer gross margin increased 270 basis points compared to the same period last year. The increase in Direct to Consumer gross margin is primarily attributable to product cost improvements and plan mix changes.
Commerce gross margin was 37.2%, 830 basis points lower than the same period last year. The decrease in Commerce gross margin is primarily attributable to opportunistic sell-through of surplus inventory, changes in customer mix, and, to a lesser extent, timing of our tariff mitigation strategies in the current period.
Operating Expenses
General and Administrative Expense

	Six Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Other general and administrative	$51,226	$58,080	$(6,854)	(11.8)%
Shipping and fulfillment	$63,247	$68,487	(5,240)	(7.7)%
Total General and administrative	$114,473	$126,567	$(12,094)	(9.6)%
Percentage of revenue	54.6%	52.2%
General and administrative expense decreased by $12.1 million, or 9.6%, for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. This decrease from the prior period was primarily due to: decreased shipping and fulfillment costs of $5.2 million attributable to lower direct to consumer volumes, decreased compensation expense of $5.7 million primarily due to a decrease in headcount, decreased impairment expense of $1.4 million, and decreased professional and legal fees of $0.7 million.

Advertising and Marketing

	Six Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Advertising and marketing	$30,575	$39,096	$(8,521)	-21.8%
Percentage of revenue	14.6%	16.1%
Advertising and marketing expense decreased by $8.5 million, or 21.8%, for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. The decrease during the period is attributable to decreased Direct to Consumer marketing spend.
Interest Income

	Six Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Interest income	$1,486	$2,832	$(1,346)	(47.5)%
Percentage of revenue	0.7%	1.2%
Interest income decreased by $1.3 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. The decrease in interest income is due to an overall decrease in cash in interest-bearing deposit accounts in line with the deployment of cash for the partial debt repayment of $44.4 million during the fiscal third quarter ended December 31, 2023 and share repurchases of $26.5 million as part of the share repurchase program which began during the fiscal second quarter ended September 30, 2023.
Interest Expense

	Six Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Interest expense	$(1,420)	$(1,398)	$(22)	1.6%
Percentage of revenue	(0.7)%	(0.6)%
Interest expense was flat for the six months ended September 30, 2025, compared to the six months ended September 30, 2024. Interest expense for each period is derived from the Company’s 2025 Convertible Notes.
Other Income (Expense), Net

	Six Months Ended September 30,
	2025	2024	$ Change	% Change
	( in thousands)
Other income (expense), net	$1,243	$(451)	$1,694	(375.6)%
Percentage of revenue	0.6%	(0.2)%

Other income (expense), net increased by $1.7 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. The increase in other income (expense), net, was primarily due to the decrease in the fair value of our warrant liabilities of $1.6 million.
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
The following table presents a reconciliation of Adjusted Net Loss to Net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net Loss

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Net Loss	$(10,672)	$(5,263)	$(17,702)	$(15,302)
Stock compensation expense	3,716	2,957	7,310	5,898
Change in fair value of warrants and derivatives	130	521	(652)	913
Sales and use tax income (1)	(87)	(246)	(327)	(1,549)
Restructuring	—	731	423	1,504
Litigation expenses (2)	111	251	287	638
Warehouse restructuring costs	942	359	1,668	899
Impairment of assets	769	1,344	769	2,142
Technology modernization (3)	399	498	723	1,206
Other items (4)	143	107	200	925
Adjusted net loss (income)	$(4,549)	$1,259	$(7,301)	$(2,726)
Net loss margin	(9.98)%	(4.17)%	(8.44)%	(6.31)%
Adjusted net loss (income) margin	(4.25)%	1.00%	(3.48)%	(1.12)%

Adjusted net loss per common share - basic and diluted	$(0.03)	$0.01	$(0.04)	$(0.02)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	170,762,090	175,063,942	169,989,757	175,311,379

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net Loss	$(10,672)	$(5,263)	$(17,702)	$(15,302)
Interest income	(678)	(1,353)	(1,486)	(2,832)
Interest expense	711	687	1,420	1,398
Depreciation and amortization expense	2,585	2,800	5,104	5,679
Stock compensation expense	3,716	2,957	7,310	5,898
Change in fair value of warrants and derivatives	130	521	(652)	913
Cloud computing amortization	493	93	914	172
Sales and use tax income (1)	(87)	(246)	(327)	(1,549)
Restructuring	—	731	423	1,504
Litigation expenses (2)	111	251	287	638
Warehouse restructuring costs	942	359	1,668	899
Impairment of assets	769	1,344	769	2,142
Technology modernization (3)	399	498	723	1,206
Other items (4)	143	107	200	925
Adjusted EBITDA	$(1,438)	$3,486	$(1,349)	$1,691
Net loss margin	(9.98)%	(4.17)%	(8.44)%	(6.31)%
Adjusted EBITDA margin	(1.34)%	2.76%	(0.64)%	0.70%

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

(4)    For the three months ended September 30, 2025, other items is comprised of executive transition costs including recruiting costs of $0.1 million. For the three months ended September 30, 2024, other items is comprised of executive transition costs including recruiting costs of less than $0.1 million, costs associated with the share repurchase program of less than $0.1 million, and duplicate headquarters rent of less than $0.1 million. For the six months ended September 30, 2025, other items is comprised of executive transition costs including recruiting costs of $0.1 million and costs associated with the share repurchase program of less than $0.1 million. For the six months ended September 30, 2024, other items is comprised of executive transition costs including recruiting costs of $0.4 million, non-recurring retention payments to management of $0.2 million, costs associated with the share repurchase program of $0.2 million, and duplicate headquarters rent of less than $0.1 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Free Cash Flow

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Free cash flow reconciliation:
Net cash (used in) provided by operating activities	$(18,074)	$2,773	$(23,514)	$4,566
Capital expenditures	(1,852)	(1,807)	(2,560)	(3,851)
Free cash flow	$(19,926)	$966	$(26,074)	$715
Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of September 30, 2025, we had cash and cash equivalents of approximately $63.4 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings (as defined below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
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
On November 2, 2023, the Company repurchased $45.0 million of the $83.5 million of outstanding aggregate principal amount of 5.50% Convertible Secured Notes due 2025 (the “2025 Convertible Notes”) from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated notes purchase agreement (the “2023 Agreement”) among the Company and the Holders.
Pursuant to the 2023 Agreement, the Company repurchased $45.0 million in aggregate principal amount of the 2025 Convertible Notes plus $2.2 million of accrued and unpaid interest thereon to, but excluding the repurchase date, from the Holders for a total cash purchase price of $44.4 million. In addition, $1.0 million of unamortized deferred financing fees were derecognized from the Company’s balance sheet on the date of extinguishment. The accelerated deferred financing fees were recognized as a component of gain on extinguishment of debt. The Company recognized a gain on debt extinguishment of $1.8 million in connection with the repurchase. In the unlikely event that a Change of Control (as defined in the Indenture) of the Company occurs at any time after the date of the 2023 Agreement and prior to the December 1, 2025 maturity date of the Notes, the Holders are also entitled to receive an additional cash “true-up” payment from the Company, totaling, in the aggregate for all Holders, either (i) $11.3 million in the event that the Company elects to redeem all of the Notes outstanding at the time of such Change of Control or (ii) $4.5 million in the event that the Holders elect to require the Company to repurchase all of the 2025 Convertible Notes outstanding at the time of such Change of Control, in each event, in accordance with the terms and conditions specified in the Agreement.
On November 6, 2025, the Company repurchased the remaining $42.9 million of outstanding aggregate principal amount of 5.50% Convertible Secured Notes due 2025 (the “2025 Convertible Notes”) from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated notes purchase agreement (the “2025 Agreement”) among the Company and the Holders (the “Final Repurchase”).
Pursuant to the 2025 Agreement, on November 6, 2025, the Company repurchased all $42.9 million of the remaining outstanding aggregate principal amount of the 2025 Convertible Notes from the Holders for a total cash purchase price of $45.1 million (which included $2.2 million of accrued and unpaid interest, through but excluding, the repurchase date). There was no gain or loss in connection with the Final Repurchase. In the unlikely event that a Change of Control of the Company occurs prior to the December 1, 2025 maturity date of the Notes, the Holders are also entitled to receive an additional cash “true-up” payment from the Company, totaling, in the aggregate for all Holders, either (i) $10.7 million in the event that the Company elects to redeem all of the Notes outstanding at the time of such Change of Control or (ii) $4.3 million in the event that the Holders elect to require the Company to repurchase all of the 2025 Convertible Notes outstanding at the time of such Change of Control, in each case, in accordance with the terms and conditions specified in the 2025 Agreement.
Western Alliance Bank—Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in November 2025. After giving effect to this most recent amendment, the maturity date of the Credit Facility is January 2, 2026. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets. The Company intends to enter in to a longer term renewal of the Credit Facility.
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

As of September 30, 2025 and March 31, 2024, there were no outstanding borrowings under the Credit Facility. As of September 30, 2025 and March 31, 2025, the Company was in compliance with its financial covenants.
Cash Flows
Comparison of the Six Months Ended September 30, 2025 and 2024.
The following table summarizes our cash flows for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(23,514)	$4,566
Net cash used in investing activities	(2,560)	(3,851)
Net cash used in financing activities	(2,764)	(6,482)
Effect of exchange rate changes on cash	(14)	(53)
Net decrease in cash and restricted cash	$(28,852)	$(5,820)
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
For the six months ended September 30, 2025, net cash used in operating activities was $23.5 million. The $23.5 million of net cash used in operating activities consisted of net loss of $17.7 million adjusted for non-cash charges totaling $15.8 million and a net increase of $21.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $7.3 million for stock based compensation, and depreciation and amortization of $5.1 million. The increase in our net operating assets and liabilities was primarily driven by an increase in inventory of $13.8 million and an increase in accounts receivable of $7.5 million.
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
Cash flows used in Investing Activities
For the six months ended September 30, 2025 and 2024, net cash used in investing activities was $2.6 million and $3.9 million, respectively, primarily due to software development costs and capital expenditures.

Cash flows used in Financing Activities
For the six months ended September 30, 2025 and 2024, net cash used in financing activities was $2.8 million and $6.5 million, respectively, primarily due to payments and corresponding excise tax related to the repurchase of common stock.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $63.4 million as of September 30, 2025. The Company does not have any other investments. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of September 30, 2025 there are no outstanding borrowings under the Credit Facility.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 20, 2024, three alleged shareholders filed a putative class action complaint in the lawsuit styled Kenville v. Northern Star Sponsor LLC, et al., Case No. 2024-276, which is pending in the Delaware Court of Chancery. On September 30, 2024, plaintiffs filed an amended complaint. The amended complaint is currently pending against (a) certain officers and directors of Northern Star Acquisition Corp. at the time of its proposed acquisition of Legacy BARK, and (b) Northern Star Sponsor, LLC. The claims alleged are for breach of fiduciary duty and unjust enrichment. On October 31, 2025, the court certified the class, which consists of Company stockholders who held stock as of the redemption deadline and who elected not to redeem all or some of their stock. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.
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

Our revolving credit facility limits our ability to, among other things: incur or guarantee additional debt; make certain investments and acquisitions; incur certain liens or permit them to exist; enter into certain types of transactions with affiliates; merge or consolidate with another company; and transfer, sell or otherwise dispose of assets, including our cash. Our revolving credit facility also contains covenants requiring us to satisfy certain financial covenants. These limitations, requirements and costs may affect our ability to obtain future financing, pursue attractive business opportunities, maintain flexibility in planning for, and reacting to, changes in business conditions, which could have a material adverse effect on our business, financial condition, and results of operations.
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

If we fail to regain compliance with the listing standards of the New York Stock Exchange, it could result in the delisting of our common stock and adversely affect the market price and liquidity of our common stock.
Our common stock is currently traded on the New York Stock Exchange (the “NYSE”). NYSE rules require us to maintain a minimum trading price of $1.00 per share of our common stock (the “Bid Price Requirement”). On July 10, 2025, we received a notification letter from the NYSE that we are not in compliance with the Bid Price Requirement because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. We can regain compliance at any time within the six-month period following receipt of the NYSE’s notice, or until January 10, 2025 (the “Compliance Date”) if on the last trading day of any calendar month prior to the Compliance Date, we have (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. The notification received from the NYSE has no immediate effect on our NYSE listing. Our common stock will continue to be listed and trade on the NYSE at this time, subject to our ongoing compliance with the NYSE’s other continued listing standards.
While we intend to consider all available alternatives, including but not limited to, a reverse stock split, to regain compliance with the Bid Price Requirement, there can be no assurance that we will be able to satisfy the Bid Price Requirement, or maintain continued compliance with the Bid Price Requirement, or the other listing requirements of the NYSE. If we are unable to meet these requirements, and our common stock were to be delisted from the NYSE, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrading in our listing market may limit our ability to make a market in our common stock and may impact purchases or sales of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

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
Repurchase of the Remaining Balance of 2025 Convertible Notes
On November 6, 2025, the Company repurchased the remaining $42.9 million of outstanding aggregate principal amount of 5.50% Convertible Secured Notes due 2025 (the “2025 Convertible Notes”) from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated notes purchase agreement (the “Agreement”) among the Company and the Holders. See Note 4, “Debt,” for additional details.
Pursuant to the Agreement, on November 6, 2025, the Company repurchased all $42.9 million of the remaining outstanding aggregate principal amount of the 2025 Convertible Notes from the Holders for a total cash purchase price of $45.1 million (which included $2.2 million of accrued and unpaid interest, through but excluding, the repurchase date). In the unlikely event that a Change of Control (as defined in the Indenture) of the Company occurs prior to the December 1, 2025 maturity date of the Notes, the Holders are also entitled to receive an additional cash “true-up” payment from the Company, totaling, in the aggregate for all Holders, either (i) $10.7 million in the event that the Company elects to redeem all of the Notes outstanding at the time of such Change of Control or (ii) $4.3 million in the event that the Holders elect to require the Company to repurchase all of the 2025 Convertible Notes outstanding at the time of such Change of Control, in each case, in accordance with the terms and conditions specified in the Agreement.
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
10.1
Notes Purchase Agreement dated November 6, 2025 by and among Magnetar Financial LLC, Magnetar Constellation Master Fund, LTD, Magnetar Constellation Fund II, LTD, Magnetar Structured Credit Fund, LP, Magnetar Xing He Master Fund LTD, Magnetar Longhorn Fund LP, Purpose Alternative Credit Fund-F LLC, Purpose Alternative Credit Fund-T LLC, Magnetar Lake Credit Fund LLC.
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

BARK, Inc.

November 10, 2025	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

November 10, 2025	/s/ Zahir Ibrahim
Zahir Ibrahim
Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

November 10, 2025	/s/ Brian Dostie
Brian Dostie
Vice President of Accounting, Controller
(Principal Accounting Officer)