Form 10-Q
period 2025-12-31
Bark, Inc.
filed 2026-02-05
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39691
BARK, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1872418
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
20 Jay Street, Suite 940	11201
Brooklyn, NY
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 2, 2026, there were 172,833,415 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including, without limitation, statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” “could,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, the sufficiency of our cash and cash equivalents for our continued operations, market acceptance and the anticipated success of our business model, the uncertainty of our business operations and stock price regarding the public proposals we have received, which include proposals for a possible “going private” transaction, and our ability to expand the scope of our offerings. These statements are based on management's current expectations, but actual results may differ materially due to various factors.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	March 31,
	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,683	$94,022
Accounts receivable—net	12,126	9,453
Prepaid expenses and other current assets	12,708	10,036
Inventory	91,361	88,126
Total current assets	137,878	201,637
PROPERTY AND EQUIPMENT—NET	18,874	21,475
INTANGIBLE ASSETS—NET	1,768	5,426
OPERATING LEASE RIGHT-OF-USE ASSETS	25,133	28,277
OTHER NONCURRENT ASSETS	5,017	3,820
TOTAL ASSETS	$188,670	$260,635
LIABILITIES, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,444	$20,364
Operating lease liabilities, current	5,380	5,798
Accrued and other current liabilities	24,373	34,054
Deferred revenue	22,162	21,251
Current portion of long-term debt	—	42,573
Total current liabilities	74,359	124,040
OPERATING LEASE LIABILITIES	32,926	36,802
OTHER LONG-TERM LIABILITIES	140	267
Total liabilities	107,425	161,109
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 172,807,204 and 169,732,895 shares issued and outstanding	1	1
Treasury stock, at cost, 17,303,225 and 15,992,598 shares, respectively	(26,500)	(24,730)
Additional paid-in capital	513,964	504,022
Accumulated deficit	(406,220)	(379,767)
Total stockholders’ equity	81,245	99,526
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$188,670	$260,635
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
REVENUE	$98,447	$126,449	$308,277	$368,772
COST OF REVENUE	36,885	47,189	120,679	140,134
Gross profit	61,562	79,260	187,598	228,638
OPERATING EXPENSES:
General and administrative	54,479	64,141	168,949	190,709
Advertising and marketing	16,067	27,364	46,643	66,460
Total operating expenses	70,546	91,505	215,592	257,169
LOSS FROM OPERATIONS	(8,984)	(12,245)	(27,994)	(28,531)
INTEREST INCOME	292	1,179	1,779	4,011
INTEREST EXPENSE	(415)	(677)	(1,836)	(2,074)
OTHER INCOME (EXPENSE)—NET	461	234	1,704	(217)
NET LOSS BEFORE INCOME TAXES	(8,646)	(11,509)	(26,347)	(26,811)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(8,646)	$(11,509)	$(26,347)	$(26,811)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.05)	$(0.07)	$(0.15)	$(0.15)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	172,446,917	175,589,759	170,811,789	175,404,510

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended December 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - September 30, 2025	188,850,222	$1	(17,303,225)	$(26,500)	$510,454	$(397,483)	$86,472
Net loss	—	—	—	—	—	(8,646)	(8,646)
Issuance for stock options exercised	119,761	—	—	—	46	—	46
Issuance for common stock vested	1,240,886	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	278,160	—	—	—	161	—	161
Common stock withheld for tax upon release	(378,600)	—	—	—	(268)	—	(268)
Stock-based compensation	—	—	—	—	3,571	—	3,571
Cumulative translation adjustment	—	—	—	—	—	(91)	(91)
Balance - December 31, 2025	190,110,429	$1	(17,303,225)	$(26,500)	$513,964	$(406,220)	$81,245

Nine months ended December 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2025	185,725,493	$1	(15,992,598)	$(24,730)	$504,022	$(379,767)	$99,526
Net loss	—	—	—	—	—	(26,347)	(26,347)
Issuance for stock options exercised	135,725	—	—	—	66	—	66
Issuance for common stock vested	5,265,269	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	527,810	—	—	—	359	—	359
Common stock withheld for tax upon release	(1,543,868)	—	—	—	(1,384)	—	(1,384)
Repurchase of common stock	—	—	(1,310,627)	(1,770)	—	—	(1,770)
Excise tax from stock repurchases	—	—	—	—	20	—	20
Stock-based compensation	—	—	—	—	10,881	—	10,881
Cumulative translation adjustment	—	—	—	—	—	(106)	(106)
Balance - December 31, 2025	190,110,429	$1	(17,303,225)	$(26,500)	$513,964	$(406,220)	$81,245

Three months ended December 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - September 30, 2024	182,674,940	$1	(8,186,449)	$(11,409)	$497,139	$(362,175)	$123,556
Net loss	—	—	—	—	—	(11,509)	(11,509)
Issuance for stock options exercised	408,954	—	—	—	261	—	261
Issuance for common stock vested	1,032,622	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	191,901	—	—	—	232	—	232
Common stock withheld for tax upon release	(342,481)	—	—	—	(561)	—	(561)
Repurchase of common stock	—	—	(1,682,671)	(2,839)	—	—	(2,839)
Excise tax from stock repurchases	—	—	—	—	9		9
Stock-based compensation	—	—	—	—	3,873	—	3,873
Cumulative translation adjustment	—	—	—	—	—	16	16
Balance - December 31, 2024	183,965,936	$1	(9,869,120)	$(14,248)	$500,953	$(373,668)	$113,038

Nine months ended December 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2024	180,176,725	$1	(4,643,589)	$(6,225)	$492,427	$(346,820)	$139,383
Net loss	—	—	—	—	—	(26,811)	(26,811)
Issuance for stock options exercised	927,571	—	—	—	554	—	554
Issuance for common stock vested	3,618,126	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	476,121	—	—	—	425	—	425
Common stock withheld for tax upon release	(1,232,607)	—	—	—	(2,181)	—	(2,181)
Repurchase of common stock	—	—	(5,225,531)	(8,023)	—	—	(8,023)
Excise tax from stock repurchases	—	—	—	—	(43)	—	(43)
Stock-based compensation	—	—	—	—	9,771	—	9,771
Cumulative translation adjustment	—	—	—	—	—	(37)	(37)
Balance - December 31, 2024	183,965,936	$1	(9,869,120)	$(14,248)	$500,953	$(373,668)	$113,038
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,347)	$(26,811)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation & amortization	7,198	8,383
Impairment of assets	1,065	2,142
Non-cash lease expense	3,144	3,510
Amortization of deferred financing fees and debt discount	310	299
Bad debt expense	74	—
Stock-based compensation expense	10,881	9,771
Provision for inventory obsolescence	706	1,072
Change in fair value of warrant liabilities and derivatives	(913)	652
Paid in kind interest on convertible notes	—	2,235
Changes in operating assets and liabilities:
Accounts receivable	(2,748)	(3,719)
Inventory	(3,942)	(7,255)
Prepaid expenses and other current assets	(102)	(2,105)
Other noncurrent assets	(947)	(1,733)
Accounts payable and accrued expenses	(4,297)	26,696
Deferred revenue	912	(2,433)
Operating lease liabilities	(4,293)	(3,919)
Other liabilities	(2,508)	(3,606)
Net cash (used in) provided by operating activities	(21,807)	3,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,703)	(4,428)
Net cash used in investing activities	(2,703)	(4,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease obligations	(174)	(165)
Proceeds from the exercise of stock options	66	554
Proceeds from issuance of common stock under ESPP	359	425
Tax payments related to the issuance of common stock	(1,384)	(2,181)
Excise tax from stock repurchases	20	(43)
Payments to repurchase common stock	(1,770)	(8,023)
Payments of long-term debt	(42,880)	—
Net cash used in financing activities	(45,763)	(9,433)

Effect of exchange rate changes on cash	(106)	(37)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(70,379)	(10,719)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	97,531	130,704
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$27,152	$119,985

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	21,683	115,259
Restricted cash - prepaid expenses and other current assets, other noncurrent assets	5,469	4,726
Total cash, cash equivalents and restricted cash	$27,152	$119,985

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$168	$189
Cash paid for interest	$2,351	$88
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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2026, or any other period.
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
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At December 31, 2025 and March 31, 2025, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates that were available to the Company.
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

The Company’s warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit issued during the Company’s initial public offering on November 10, 2020, warrants sold in a private placement to Northern Star’s sponsor (the “Private Warrants”), and preferred share warrants issued by Legacy BARK which were assumed by the Company in connection with the Merger and exchanged into warrants for BARK common stock (the “Common Stock Warrants”). All of the Common Stock Warrants have been exercised and are no longer outstanding. The Public Warrants trade on the OTC Markets Group Pink Market under the symbol “BARKW.”
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
On December 15, 2025, the Company received notice from the New York Stock Exchange (the “NYSE”) that the NYSE has determined to (i) commence proceedings to delist the Company’s Public Warrants and (ii) immediately suspend trading in the Warrants due to “abnormally low selling price” levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. Each Warrant is presently exercisable for one share of the Company’s common stock at an exercise price per share of $11.50. Since the Public and Private Warrants were determined to be significantly out of the money, the Company determined the value ascribed to them was de minimus. See further disclosure on the change in fair value of Public and Private Warrant liabilities within Note 10, “Other Income (Expense) Net.”
There were no amounts in the Company’s money market funds as of December 31, 2025.
Restricted Cash— The Company had cash held as collateral by our payments processor for BARK Air and an escrow account under the surety bond requirements of the U.S. Department of Transportation. As of December 31, 2025, the Company has classified $5.5 million within prepaid expenses and other current assets, as restricted cash. As of March 31, 2025 the Company has classified $3.5 million within prepaid expenses and other current assets, as restricted cash.

Concentration of Credit Risk and Major Customers and Suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with two financial institutions.
The Company’s accounts receivable are derived from sales contracts with large retail customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Accounts receivable, net was $12.1 million, $9.5 million, and $7.7 million as of December 31, 2025, March 31, 2025 and March 31, 2024, respectively.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three and nine months ended December 31, 2025 and 2024, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had one customer that accounted for 27% and 46% of gross accounts receivable as of December 31, 2025 and March 31, 2025, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 18.6% and 14.4% of total revenue for the nine months ended December 31, 2025, and 2024, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended December 31, 2025 and 2024, the Company had three suppliers that accounted for 38% and 47% of total finished goods purchased, respectively. During the nine months ended December 31, 2025 and 2024, the Company had three suppliers that accounted for 43% of total finished goods purchased and two suppliers that accounted for 39% of total finished goods purchased, respectively. The Company had two suppliers that accounted for 41% of the accounts payable balance and one supplier that accounted for 14% of the accounts payable balance as of December 31, 2025 and March 31, 2025, respectively.
Recently Issued Accounting Pronouncements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). On April 1, 2025 ASU 2023-09 became effective and requires, among other things, greater disaggregation of information in the rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. ASU 2023-09 affects financial statement disclosure only, which is not required until fiscal year end 2026 and, as a result, does not affect our results of operations or financial condition.
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
ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). In July 2025, the FASB issued ASU 2025-05, which permits companies to apply a practical expedient which assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing estimates for credit losses for accounts receivable and contract assets under Topic 606, Revenue from Contracts with Customers. The update will be effective for the Company’s first quarter of fiscal year 2027 with early adoption permitted. The Company is currently evaluating ASU 2025-05 and the impact it may have on the Company’s financial position, results of operations, cash flow, and disclosures.

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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three and nine months ended December 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue
Direct to Consumer:
Toys & Accessories(1)	$46,049	$64,348	$145,930	$201,799
Consumables(1)	30,168	39,808	95,648	109,909
Other(2)	3,363	1,963	9,326	4,069
Total Direct to Consumer	$79,580	$106,119	$250,904	$315,777
Commerce	18,867	20,330	57,373	52,995
Revenue	$98,447	$126,449	$308,277	$368,772
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
Deferred revenue was $22.2 million, $21.3 million, and $26.0 million as of December 31, 2025, March 31, 2025, and March 31, 2024 respectively.
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

4.    DEBT
As of December 31, 2025 there was no debt outstanding. As of March 31, 2025, the current portion of long-term debt consisted of the following (in thousands):

	As of December 31,	As of March 31,
	2025	2025
Current portion of long-term debt:
2025 Convertible Notes	$—	$42,880
Less: deferred financing fees and debt discount	—	(307)
Total current portion of long-term debt	$—	$42,573

Total debt	$—	$42,573
As of December 31, 2025 and 2024 the Company had accrued interest of $0 and $0.2 million within Accrued and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.
The following table summarizes the components of interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

Debt interest expense	$393	$569	$1,572	$1,687
Deferred financing fees and debt discount amortization	79	95	310	299
Total debt interest expense	$472	$664	$1,882	$1,986
2025 Convertible Notes
On November 27, 2020, the Company issued $75.0 million aggregate principal amount of 2025 Convertible Notes (the “2025 Convertible Notes”) to Magnetar Capital, LLC (“Magnetar”) under an indenture, dated as of November 27, 2020, between Legacy BARK and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Company received net proceeds of approximately $74.7 million from the sale of the 2025 Convertible Notes, after deducting fees and expenses of approximately $0.3 million. The Company recorded the expenses associated with the issuance of the 2025 Convertible Notes as a discount to the note and amortized the expenses over the term of the note.
On November 2, 2023, the Company repurchased $45.0 million of the $83.5 million of outstanding aggregate principal amount of 5.50% Convertible Secured Notes due 2025 from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated notes purchase agreement (the “2023 Agreement”) among the Company and the Holders.
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
Western Alliance Bank—Revolving Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in November 2025. After giving effect to this most recent amendment, the maturity date of the Credit Facility is March 2, 2026. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets. The Company intends to enter in to a longer term renewal of the Credit Facility.
The interest rate for borrowings under the Credit Facility is equal to (a) the greater of (i) the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time and (ii) five and one quarter percent (5.25%) per annum, plus (b) half of one percent (0.50%), per annum.
The Credit Facility has a borrowing base subject to an amount equal to eighty percent (80.00%) of the Company’s trailing three months of subscription revenue and an amount equal to eighty percent (80.00%) of certain of the Company’s customer accounts receivable when a collateral audit is performed and sixty percent (60.00%) when no such collateral audit is performed. Western Alliance has first perfected security in substantially all of the Company’s assets, including its rights to its intellectual property.
The Credit Facility requires the Company to comply with certain financial and performance covenants, including, among other things, minimum cash deposits with Western Alliance. The Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, making payments in respect of subordinated debt, incurring indebtedness, making loans and investments, incurring liens, or entering into mergers, asset sales and transactions with affiliates.
As of December 31, 2025 and March 31, 2025, there were no outstanding borrowings under the Credit Facility. As of December 31, 2025 and March 31, 2025, the Company was in compliance with its financial covenants.
5.    STOCKHOLDERS’ EQUITY
On August 17, 2023, June 3, 2024, and February 26, 2025, the Company respectively announced that its Board of Directors (the “Board”) had authorized a stock repurchase program, pursuant to which the Company was authorized to repurchase, from time to time, up to an aggregate of $7.5 million, $15.0 million, and $4.0 million or $26.5 million in total, of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases, in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws.
During the three months ended December 31, 2025 the Company did not repurchase any shares of common stock. During the nine months ended December 31, 2025, the Company repurchased a total of 1,310,627 shares of its common stock under the program for $1.8 million at an average price of $1.35. During the three and nine months ended December 31, 2024, the Company repurchased a total of 1,682,671 and 5,225,531 shares of its common stock under the program for $2.8 million and $8.0 million at an average price of $1.69 and $1.54, respectively. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. As of December 31, 2025, none of the shares authorized for issuance under the two stock repurchase programs remained available for future share repurchases.
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
For the fiscal year beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan may be increased by a number, determined and approved by the Board on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2025, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 8,480,573 shares. There was no increase in the aggregate number of common stock that may be issued under the 2021 Plan in fiscal year 2025. As of December 31, 2025, 11,553,222 shares of common stock were available for the Company to grant under the 2021 Stock Plan; there were no remaining shares available for grant under the 2011 Plan. Periodically, the Company issues new hire, promotion and other awards under the 2021 Stock Plan and awards may be forfeited resulting in the underlying shares returning to the 2021 Stock Plan.
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
In April 2025, the Board approved the authorization of an additional 1,500,000 shares of common stock that may be issued under the ESPP. There was no authorization of additional shares of common stock that may be issued under the ESPP in the fiscal year ended March 31, 2025. A total of 5,858,091 shares of common stock have been reserved for future issuance under the ESPP.
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
During the nine months ended December 31, 2025 and 2024, employees who elected to participate in the ESPP purchased a total of 527,810 and 476,121 shares of common stock, respectively, at an average price of $0.68 and $0.89, respectively. ESPP employee payroll contributions accrued as of December 31, 2025 were less than $0.1 million, and are included within accrued and other current liabilities in the condensed consolidated balance sheet. Cash withheld via employee payroll deductions to purchase common stock is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the condensed consolidated statement of cash flows.
Stock Option Activity
During the nine months ended December 31, 2025 and 2024, the Company granted to its employees equity awards to purchase an aggregate of 25,000 and 1,087,500 shares of common stock, respectively, with a weighted average exercise price of $1.26 and $1.37, respectively, vesting over a four-year period.
RSU Activity
During the nine months ended December 31, 2025 and 2024, the Company granted to its employees RSUs for the purchase of 13,432,722 and 11,269,447 shares of common stock, respectively.
In May 2025, the Company approved the Fiscal Year 2026 Management Incentive Program (“2026 Incentive Program”). Under this program, each participant’s award is denominated in shares of common stock and is subject to attainment of BARK’s performance goals as established by the Compensation Committee of the Board for fiscal year 2026.
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by expense caption and by type of award for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Stock-based compensation expense by expense caption
General and administrative	$3,237	$3,548	$9,854	$8,880
Advertising and marketing	334	325	1,027	891
Total stock-based compensation expense	$3,571	$3,873	$10,881	$9,771

Stock-based compensation expense by type of award
RSUs	$2,745	$3,152	$8,396	$7,370
Stock options	216	440	621	1,506
Management Incentive Program	562	220	1,700	711
ESPP	48	61	164	184
	$3,571	$3,873	$10,881	$9,771

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
The Company’s finance leases as of December 31, 2025 and March 31, 2025 were not material and were included in property and equipment net, on the Company’s condensed consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets as of December 31, 2025 and March 31, 2025 (in thousands):

		As of	As of
Leases	Classification	December 31, 2025	March 31, 2025

Assets
Operating	Operating lease right-of-use assets	$25,133	$28,277
Total operating lease assets		$25,133	$28,277
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,380	$5,798
Operating lease liabilities (non-current)	Operating lease liabilities	$32,926	$36,802
Total operating lease liabilities		$38,306	$42,600

For both the nine months ended December 31, 2025 and 2024 no assets were acquired in exchange for new operating lease liabilities. Lease expense for both periods primarily pertains to operating lease cost. Lease expense for operating leases was $1.8 million and $1.8 million for the three months ended December 31, 2025 and 2024, respectively. Lease expense for operating leases was $5.3 million and $5.3 million for the nine months ended December 31, 2025 and 2024, respectively. These lease expenses were included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Cash flows used in operating activities related to operating leases was approximately $3.1 million, and $3.5 million for the nine months ended December 31, 2025 and 2024 respectively.
8.    COMMITMENTS AND CONTINGENCIES
Litigation
On March 20, 2024, three alleged shareholders filed a putative class action complaint in the lawsuit styled Kenville v. Northern Star Sponsor LLC, et al., Case No. 2024-276, which is pending in the Delaware Court of Chancery. On September 30, 2024, plaintiffs filed an amended complaint. The amended complaint is currently pending against (a) certain officers and directors of Northern Star Acquisition Corp. at the time of its proposed acquisition of Legacy BARK, and (b) Northern Star Sponsor, LLC. The claims alleged are for breach of fiduciary duty and unjust enrichment. On October 31, 2025, the court certified the class, which consists of Company stockholders who held stock as of the redemption deadline and who elected not to redeem all or some of their stock. Trial in the case is scheduled to start September 8, 2027. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.
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

9.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the nine months ended December 31, 2025 and 2024, due to the expected loss before income taxes to be incurred for the fiscal year ending March 31, 2026, and actual loss before income taxes incurred for the fiscal year ended March 31, 2025 as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company continues to assess the impact of the OBBBA on its financial position. The OBBBA is not expected to materially impact the Company’s effective tax rate in the current fiscal year.
10.    OTHER INCOME (EXPENSE)—NET
Other income (expense)—net consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Other income (expense)—net:
Other income (expense)	$200	$(27)	$791	$435
Change in fair value of warrants	261	261	913	(652)
	$461	$234	$1,704	$(217)
11.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(8,646)	$(11,509)	$(26,347)	$(26,811)
Denominator:
Weighted average common shares outstanding—basic and diluted	172,446,917	175,589,759	170,811,789	175,404,510
Net loss per share attributable to common stockholders - basic and diluted	$(0.05)	$(0.07)	$(0.15)	$(0.15)
For the three and nine months ended December 31, 2025 and 2024, the Company excluded the following potential dilutive securities, which include stock options, RSUs, warrants and convertible notes from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for each of the three and nine months ended December 31, 2025 and 2024.

	As of
	December 31,
	2025	2024
Stock options to purchase common stock	8,812,525	10,321,196
Restricted stock units	23,225,795	18,436,857
Warrants to purchase common stock	13,036,333	13,036,333
2025 Convertible Notes as converted to common stock	—	4,307,607
Employee Stock Purchase Plan	291,434	153,664

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
The Company’s Chief Executive Officer is the chief operating decision maker ("CODM") and manages and allocates resources between the Direct to Consumer and Commerce segments. Consistent with this decision-making process, the CODM uses financial information disaggregated between the Direct to Consumer and Commerce segment for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on gross profit. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments and also uses segment gross profit for evaluating product pricing. The Company does not allocate assets at the reportable segment level as these are managed on an entity-wide group basis and, accordingly, the Company does not report asset information by segments. Foreign sales were immaterial for the three and nine months ended December 31, 2025 and 2024.
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Direct to Consumer(1):
Revenue	$79,580	$106,119	$250,904	$315,777
Cost of revenue	26,749	35,796	86,357	110,930
Gross profit	52,831	70,323	164,547	204,847
Commerce:
Revenue	18,867	20,330	57,373	52,995
Cost of revenue	10,136	11,393	34,322	29,204
Gross profit	8,731	8,937	23,051	23,791
Consolidated:
Revenue	98,447	126,449	308,277	368,772
Cost of revenue	36,885	47,189	120,679	140,134
Gross profit	$61,562	$79,260	$187,598	$228,638
(1) Direct to Consumer includes revenue from BARK Air

Reconciliation:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Total gross profit	$61,562	$79,260	$187,598	$228,638
Less:
Advertising and marketing expenses	16,067	27,364	46,643	66,460
General and administrative expenses	54,479	64,141	168,949	190,709
Loss from operations	(8,984)	(12,245)	(27,994)	(28,531)
Less:
Interest income	292	1,179	1,779	4,011
Interest expense	(415)	(677)	(1,836)	(2,074)
Other income - net	461	234	1,704	(217)
Net loss before income taxes	$(8,646)	$(11,509)	$(26,347)	$(26,811)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2025 contained in the Annual Report on Form 10-K filed with the SEC on June 4, 2025. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2025 and 2024, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
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
Macroeconomic Conditions. Macroeconomic conditions and the related effects on levels of consumer spending impact our business as purchases of discretionary items tend to decline when disposable income is lower or when there are recessions, inflationary pressures or other economic uncertainty. Inflation, rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines and uncertainty, home prices, credit availability and consumer debt levels, political instability due to war or or global conflicts or other geopolitical factors and other macroeconomic pressures and general uncertainty regarding the overall future economic environment have led to recession fears and created a challenging environment.
We cannot predict the duration or magnitude of such impacts. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” and the “Risk Factors” in this Quarterly Report on Form 10-Q.
Key Performance Indicators
We use the following key financial and operating metrics to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions. These key financial and operating metrics should be read in conjunction with the following discussion of our results of operations and financial condition together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. These measures may not be comparable to similarly titled performance indicators used by other companies.

	Three Months Ended December 31,		Nine Months Ended December 31,

	2025	2024	2025	2024
Total Orders (in thousands)	2,427	3,332	7,790	10,044
Average Order Value	$31.41	$31.25	$31.01	$31.03
Direct to Consumer Gross Profit (in thousands)(1)	$52,711	$70,154	$164,433	$204,927
Direct to Consumer Gross Margin (1)	69.2%	67.4%	68.1%	65.7%
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
Treats— Includes treats and chews included in our BarkBox and Super Chewer boxes, as well as the sale of treats on Bark.co. Many of our treats feature monthly themes, similar to our toys. Today, BARK is one of the largest treat brands in the U.S. by revenue. The Company anticipates expansion of its treat offerings amongst commerce customers.
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

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Loss Data:
Revenue
Direct to Consumer	$79,580	$106,119	(25.0)%	$250,904	$315,777	(20.5)%
Commerce	18,867	20,330	(7.2)%	57,373	52,995	8.3%
Total revenue	98,447	126,449	(22.1)%	308,277	368,772	(16.4)%
Cost of revenue
Direct to Consumer	26,749	35,796	(25.3)%	86,357	110,930	(22.2)%
Commerce	10,136	11,393	(11.0)%	34,322	29,204	17.5%
Total cost of revenue	36,885	47,189	(21.8)%	120,679	140,134	(13.9)%
Gross profit	61,562	79,260	(22.3)%	187,598	228,638	(17.9)%
Operating expenses:
General and administrative	54,479	64,141	(15.1)%	168,949	190,709	(11.4)%
Advertising and marketing	16,067	27,364	(41.3)%	46,643	66,460	(29.8)%
Total operating expenses	70,546	91,505	(22.9)%	215,592	257,169	(16.2)%
Loss from operations	(8,984)	(12,245)	(26.6)%	(27,994)	(28,531)	(1.9)%
Interest income	292	1,179	(75.2)%	1,779	4,011	(55.6)%
Interest expense	(415)	(677)	(38.7)%	(1,836)	(2,074)	(11.5)%
Other income (expense), net	461	234	97.0%	1,704	(217)	N/M
Net Loss before income taxes	(8,646)	(11,509)	(24.9)%	(26,347)	(26,811)	(1.7)%
Net loss and comprehensive loss	$(8,646)	$(11,509)	(24.9)%	$(26,347)	$(26,811)	(1.7)%

N/M means not meaningful.

Comparison of the Three Months Ended December 31, 2025 and December 31, 2024
Revenue

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer(1)	$79,580	$106,119	$(26,539)	(25.0)%
Commerce	18,867	20,330	(1,463)	(7.2)%
Total revenue	$98,447	$126,449	$(28,002)	(22.1)%
Percentage of Revenue
Direct to Consumer	80.8%	83.9%
Commerce	19.2%	16.1%
(1) Direct to Consumer includes revenue from BARK Air.
Direct to Consumer revenue decreased by $26.5 million, or 25.0%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. This decrease was primarily driven by a 27.2%, or 0.9 million decrease in Total Orders. The decrease was partially offset by an increase in revenue from BARK Air of $1.4 million. Total BARK Air revenue was $3.4 million or 4.2% of Direct to Consumer revenue.
Commerce revenue decreased by $1.5 million, or 7.2% for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. This decrease was primarily driven by lower sales volume.
Gross Profit

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer (1)	$52,831	$70,323	$(17,492)	(24.9)%
Commerce	8,731	8,937	(206)	(2.3)%
Total gross profit	$61,562	$79,260	$(17,698)	(22.3)%
Percentage of revenue	62.5%	62.7%
(1) Direct to Consumer includes revenue and cost of goods sold from BARK Air.
Direct to Consumer and Commerce gross profit decreased by $17.5 million and $0.2 million, respectively for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The decrease in Commerce gross profit attributable to lower revenue in the quarter.
Gross profit as a percentage of revenue decreased 20 basis points for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Direct to Consumer gross margin was 66.4%, 10 basis points higher than the same period last year. Excluding the impact of BARK Air, Direct to Consumer gross margin was 69.2%, 180 basis points higher than the same period last year. The increase in Direct to Consumer gross margin is primarily attributable to product cost improvements and plan mix changes. Commerce gross margin was

46.3%, 230 basis points higher than the same period last year. The increase in Commerce gross margin is primarily attributable to changes in customer mix and the timing of the implementation of our tariff mitigation strategies.
General and Administrative Expense

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Other general and administrative	$25,357	$27,449	$(2,092)	(7.6)%
Shipping and fulfillment	29,122	36,692	(7,570)	(20.6)%
Total General and administrative	54,479	64,141	$(9,662)	(15.1)%
Percentage of revenue	55.3%	50.7%
Total general and administrative expense decreased by $9.7 million, or 15.1%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The decrease from the prior period was primarily due to: decreased shipping and fulfillment costs of $7.6 million attributable to lower Direct to Consumer volumes, decreased compensation expense of $1.4 million, decreased insurance expense of $0.2 million, and decreased professional fees of $0.2 million.
Advertising and Marketing

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Advertising and marketing	$16,067	$27,364	$(11,297)	(41.3)%
Percentage of revenue	16.3%	21.6%
Advertising and marketing expense decreased by $11.3 million, or 41.3%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The decrease is primarily attributable to decreased Direct to Consumer marketing spend.
Interest Income

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Interest income	$292	$1,179	$(887)	(75.2)%
Percentage of revenue	0.3%	0.9%
Interest income decreased by $0.9 million, or 75.2%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The decrease in interest income is due to an overall decrease in cash in interest-bearing deposit accounts.

Interest Expense

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Interest expense	$(415)	$(677)	$262	(38.7)%
Percentage of revenue	(0.4)%	(0.5)%
Interest expense decreased $0.3 million for three months ended December 31, 2025 compared to the three months ended December 31, 2024. The decrease is attributable to the timing of the 2025 Convertible Note repurchase which occurred on November 6, 2025.
Other Income (Expense) Net

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Other income (expense) net	$461	$234	$227	97.0%
Percentage of revenue	0.5%	0.2%
NM means not meaningful
Other income, net increased by $0.2 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The increase was primarily due to the change of the fair value of our warrant liabilities.

Comparison of the Nine Months Ended December 31, 2025 and December 31, 2024
Revenue

	Nine Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer (1)	$250,904	$315,777	$(64,873)	(20.5)%
Commerce	57,373	52,995	4,378	8.3%
Total revenue	$308,277	$368,772	$(60,495)	(16.4)%
Percentage of Revenue
Direct to Consumer	81.4%	85.6%
Commerce	18.6%	14.4%
(1) Direct to Consumer includes revenue from BARK Air.
Direct to Consumer revenue decreased by $64.9 million, or 20.5%, for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. This decrease was primarily driven by the 22.4% or 2.3 million decrease in Total Orders. The decrease was partially offset increased revenue from BARK Air of $5.3 million. Total BARK Air revenue was $9.3 million or 3.7% of Direct to Consumer revenue.

Commerce revenue increased by $4.4 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. This increase was primarily driven by sales volume from existing and new customers.
Gross Profit

	Nine Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer (1)	$164,547	$204,847	$(40,300)	(19.7)%
Commerce	23,051	23,791	(740)	(3.1)%
Total gross profit	$187,598	$228,638	$(41,040)	(17.9)%
Percentage of revenue	60.9%	62.0%
(1) Direct to Consumer includes revenue and cost of goods sold from BARK Air.
Direct to Consumer and Commerce gross profit decreased by $40.3 million and $0.7 million, respectively for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The decrease in Commerce gross profit is partly attributable to the opportunistic sell-through of surplus inventory, higher tariffs and inbound shipping costs.
Gross profit as a percentage of revenue decreased 110 basis points for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. Direct to Consumer gross margin was 65.6%, 70 basis points higher than the same period last year. Excluding the impact of BARK Air, Direct to Consumer gross margin increased 230 basis points compared to the same period last year. The increase in Direct to Consumer gross margin is primarily attributable to product cost improvements and plan mix changes.
Commerce gross margin was 40.2%, 470 basis points lower than the same period last year. The decrease in Commerce gross margin is primarily attributable to opportunistic sell-through of surplus inventory, and changes in customer mix. The decrease was partially offset by our tariff mitigation strategies in the current period.
Operating Expenses
General and Administrative Expense

	Nine Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Other general and administrative	$76,580	$85,529	$(8,949)	(10.5)%
Shipping and fulfillment	$92,369	$105,180	(12,811)	(12.2)%
Total General and administrative	$168,949	$190,709	$(21,760)	(11.4)%
Percentage of revenue	54.8%	51.7%
General and administrative expense decreased by $21.8 million, or 11.4%, for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. This decrease from the prior period was primarily due to: decreased shipping and fulfillment costs of $12.8 million attributable to lower direct to consumer volumes, decreased compensation expense of $7.0 million primarily due to a decrease in headcount, decreased impairment expense of $1.1 million, and decreased professional and legal fees of $0.9 million.

Advertising and Marketing

	Nine Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Advertising and marketing	$46,643	$66,460	$(19,817)	(29.8)%
Percentage of revenue	15.1%	18.0%
Advertising and marketing expense decreased by $19.8 million, or 29.8%, for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. The decrease during the period is attributable to decreased Direct to Consumer marketing spend.
Interest Income

	Nine Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Interest income	$1,779	$4,011	$(2,232)	(55.6)%
Percentage of revenue	0.6%	1.1%
Interest income decreased by $2.2 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. The decrease in interest income is due to an overall decrease in cash in interest-bearing deposit accounts.
Interest Expense

	Nine Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Interest expense	$(1,836)	$(2,074)	$238	(11.5)%
Percentage of revenue	(0.6)%	(0.6)%
Interest expense decreased by $0.2 million for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024. The decrease is attributable to the timing of the 2025 Convertible Note repurchase which occurred on November 6, 2025.
Other Income (Expense), Net

	Nine Months Ended December 31,
	2025	2024	$ Change	% Change
	( in thousands)
Other income (expense), net	$1,704	$(217)	$1,921	(885.3)%
Percentage of revenue	0.6%	(0.1)%

Other income (expense), net increased by $1.9 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. The increase in other income (expense), net, was primarily due to the decrease in the fair value of our warrant liabilities of $1.6 million.
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
We calculate Free Cash Flow as net cash (used in) provided by operating activities less capital expenditures.
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
The following table presents a reconciliation of Adjusted Net Loss to Net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net Loss

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands, except per share data)
Net Loss	$(8,646)	$(11,509)	$(26,347)	$(26,811)
Stock compensation expense	3,571	3,873	10,881	9,771
Change in fair value of warrants and derivatives	(261)	(261)	(913)	652
Sales and use tax income (1)	(623)	(450)	(950)	(1,999)
Restructuring	93	924	516	2,624
Litigation expenses (2)	358	468	645	1,106
Warehouse restructuring costs	336	2,391	2,004	3,289
Impairment of assets	296	—	1,065	2,142
Technology modernization (3)	336	545	1,059	1,750
Other items (4)	120	88	320	827
Adjusted net loss	$(4,420)	$(3,931)	$(11,720)	$(6,649)
Net loss margin	(8.78)%	(9.10)%	(8.55)%	(7.27)%
Adjusted net loss margin	(4.49)%	(3.11)%	(3.80)%	(1.80)%

Adjusted net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.04)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	172,446,917	175,589,759	170,811,789	175,404,510

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net Loss	$(8,646)	$(11,509)	$(26,347)	$(26,811)
Interest income	(292)	(1,179)	(1,779)	(4,011)
Interest expense	415	677	1,836	2,074
Depreciation and amortization expense	2,094	2,704	7,198	8,383
Stock compensation expense	3,571	3,873	10,881	9,771
Change in fair value of warrants and derivatives	(261)	(261)	(913)	652
Cloud computing amortization	595	174	1,509	346
Sales and use tax income (1)	(623)	(450)	(950)	(1,999)
Restructuring	93	924	516	2,624
Litigation expenses (2)	358	468	645	1,106
Warehouse restructuring costs	336	2,391	2,004	3,289
Impairment of assets	296	—	1,065	2,142
Technology modernization (3)	336	545	1,059	1,750
Other items (4)	120	88	320	827
Adjusted EBITDA	$(1,608)	$(1,555)	$(2,956)	$143
Net loss margin	(8.78)%	(9.10)%	(8.55)%	(7.27)%
Adjusted EBITDA margin	(1.63)%	(1.23)%	(0.96)%	0.04%

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

(3)Includes consulting fees related to technology transformation activities, and payroll costs for employees that dedicate significant time to this project. We believe that these costs are discrete and non-recurring in nature, as they mainly relate to a one-time unification of our product offerings on our new commerce platform. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business.

(4)    For the three months ended December 31, 2025, other items is comprised of executive transition costs including recruiting costs of $0.1 million. For the three months ended December 31, 2024, other items is comprised of executive transition costs including recruiting costs of less than $0.1 million, costs associated with the stock repurchase program of less than $0.1 million, and duplicate headquarters rent of less than $0.1 million. For the nine months ended December 31, 2025, other items is comprised of executive transition costs including recruiting costs of $0.3 million and costs associated with the stock repurchase program of less than $0.1 million. For the nine months ended December 31, 2024, other items is comprised of executive transition costs including recruiting costs of $0.5 million, costs associated with the stock repurchase program of $0.3 million, and duplicate headquarters rent of less than $0.1 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Free Cash Flow

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Free cash flow reconciliation:
Net cash (used in) provided by operating activities	$1,705	$(1,387)	$(21,807)	$3,179
Capital expenditures	(143)	(577)	(2,703)	(4,428)
Free cash flow	$1,562	$(1,964)	$(24,510)	$(1,249)
Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of December 31, 2025, we had cash and cash equivalents of approximately $21.7 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings, will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
2025 Convertible Notes
On November 27, 2020, the Company issued $75.0 million aggregate principal amount of 2025 Convertible Notes (the “2025 Convertible Notes”) to Magnetar Capital, LLC (“Magnetar”) under an indenture, dated as of November 27, 2020, between Legacy BARK and U.S. Bank National Association, as trustee and collateral agent (the “Indenture”). The Company received net proceeds of approximately $74.7 million from the sale of the 2025 Convertible Notes, after deducting fees and expenses of approximately $0.3 million. The Company recorded the expenses associated with the issuance of the 2025 Convertible Notes as a discount to the note and amortized the expenses over the term of the note.
On November 2, 2023, the Company repurchased $45.0 million of the $83.5 million of outstanding aggregate principal amount of 5.50% Convertible Secured Notes due 2025 from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated notes purchase agreement (the “2023 Agreement”) among the Company and the Holders.
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
Western Alliance Bank—Revolving Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in November 2025. After giving effect to this most recent amendment, the maturity date of the Credit Facility is March 2, 2026. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets. The Company intends to enter in to a longer term renewal of the Credit Facility.
The interest rate for borrowings under the Credit Facility is equal to (a) the greater of (i) the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time and (ii) five and one quarter percent (5.25%) per annum, plus (b) half of one percent (0.50%), per annum.
The Credit Facility has a borrowing base subject to an amount equal to eighty percent (80.00%) of the Company’s trailing three months of subscription revenue and an amount equal to eighty percent (80.00%) of certain of the Company’s customer accounts receivable when a collateral audit is performed and sixty percent (60.00%) when no such collateral audit is performed. Western Alliance has first perfected security in substantially all of the Company’s assets, including its rights to its intellectual property.
The Credit Facility requires the Company to comply with certain financial and performance covenants, including, among other things, minimum cash deposits with Western Alliance. The Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, making payments in respect of subordinated debt, incurring indebtedness, making loans and investments, incurring liens, or entering into mergers, asset sales and transactions with affiliates.
As of December 31, 2025 and March 31, 2025, there were no outstanding borrowings under the Credit Facility. As of December 31, 2025 and March 31, 2025, the Company was in compliance with its financial covenants.
Cash Flows
Comparison of the Nine Months Ended December 31, 2025 and 2024.
The following table summarizes our cash flows for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(21,807)	$3,179
Net cash used in investing activities	(2,703)	(4,428)
Net cash used in financing activities	(45,763)	(9,433)
Effect of exchange rate changes on cash	(106)	(37)
Net decrease in cash and restricted cash	$(70,379)	$(10,719)
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
For the nine months ended December 31, 2025, net cash used in operating activities was $21.8 million. The $21.8 million of net cash used in operating activities consisted of net loss of $26.3 million adjusted for non-cash charges totaling $22.5 million and a net decrease of $17.9 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $10.9 million for stock based compensation, and depreciation and amortization of $7.2 million. The decrease in our net operating assets and liabilities was primarily driven by an increase in inventory of $3.9 million, an increase in accounts receivable of $2.7 million and a net decrease in accounts payable and accrued expenses of $4.3 million.
For the nine months ended December 31, 2024, net cash provided by operating activities was $3.2 million. The $3.2 million of net cash provided by operating activities consisted of net loss of $26.8 million adjusted for non-cash charges totaling $28.1 million and a net increase of $1.9 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $0.7 million for changes in fair value of warrants, $9.8 million for stock based compensation, impairment of $2.1 million, depreciation and amortization of $8.4 million, paid in kind interest on convertibles notes of $2.2 million, and an increase in the provision for inventory obsolescence of $1.1 million. The increase in our net operating assets and liabilities was primarily driven by higher accounts payable and accrued expenses of $26.7 million, offset by and an increase in inventory of $7.3 million and an increase in accounts receivable of $3.7 million.
Cash flows used in Investing Activities
For the nine months ended December 31, 2025 and 2024, net cash used in investing activities was $2.7 million and $4.4 million, respectively, primarily due to software development costs and capital expenditures.
Cash flows used in Financing Activities
For the nine months ended December 31, 2025, net cash used in financing activities was $45.8 million, primarily due to the repurchase of the 2025 Convertible Notes of $42.9 million and $1.8 million in payments to repurchase common stock.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $21.7 million as of December 31, 2025. The Company does not have any other investments. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Credit Facility with Western Alliance Agreement. As of December 31, 2025 there are no outstanding borrowings under the Credit Facility.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 20, 2024, three alleged shareholders filed a putative class action complaint in the lawsuit styled Kenville v. Northern Star Sponsor LLC, et al., Case No. 2024-276, which is pending in the Delaware Court of Chancery. On September 30, 2024, plaintiffs filed an amended complaint. The amended complaint is currently pending against (a) certain officers and directors of Northern Star Acquisition Corp. at the time of its proposed acquisition of Legacy BARK, and (b) Northern Star Sponsor, LLC. The claims alleged are for breach of fiduciary duty and unjust enrichment. On October 31, 2025, the court certified the class, which consists of Company stockholders who held stock as of the redemption deadline and who elected not to redeem all or some of their stock. Trial in the case is scheduled to start September 8, 2027. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.
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
•our migration of current and future customers to our unified platform;
•our ability to hire and retain talented, experienced people at all levels of our organization;
•the imposition of new or increased tariffs or other trade barriers that disrupt our supply chain, or negatively impact our revenue and profitability; and
•deterioration of the macro-economic environment resulting in disruptions in global trade (in particular due to the imposition of tariffs and uncertainty relating to such tariffs), inflation, increasing interest rates, instability in the banking system or financial markets, changes in the labor markets, and political, economic and social instability, such as wars, global conflicts or pandemics, in particular as such changes impact our revenue through reduced consumer discretionary spending, our cost structure or our supply chain.
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
As of December 31, 2025, we had cash and cash equivalents of approximately $21.7 million. In the future, we could be required to raise capital through public or private financing or other debt arrangements. Such capital may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. We may be forced to raise capital on undesirable terms or be unable to grow our business or respond to competitive pressures, which could have a material adverse effect on our business, financial condition, and results of operations.
Risks Relating to Ownership of Our Common Stock
Public disclosure of, and market reaction to, preliminary non-binding proposals for a possible going private or other transaction could adversely affect our business, results of operations, financial condition and stock price, regardless of whether any transaction is pursued or completed.
On January 9, 2026, we announced that our Board received a preliminary non-binding indicative proposal letter(the “Letter”)submitted to the Board by Great Dane Ventures, LLC (“Great Dane”), comprised of a group of the Company’s current stockholders, including Matt Meeker, the Company’s Chief Executive Officer and Executive Chairman of the Board, RRE Ventures, Resolute Ventures, Founders Circle Capital and Ironbound Partners Fund. The Letter proposes that Great Dane would acquire all of the outstanding shares of the Company’s common stock not already beneficially owned by the Stockholder Group or their affiliates, in an all-cash transaction, for $0.90 per share. On January 9, 2026, we also announced that our Board had established a special committee of independent and disinterested directors (the “Special Committee”) to evaluate the proposal submitted by Great Dane and any proposal from other parties and consider whether they are in the best interests of the Company and all its stockholders. On January 14, 2026, we received another preliminary non-binding indicative proposal letter from GNK Holdings LLC, together with Marcus Lemonis, proposing to acquire all of the outstanding shares of the Company’s common stock in an all-cash transaction, for $1.10 per share. The special committee of our Board has retained legal and financial advisors to assist the Special Committee in the review and evaluation of those preliminary non-binding indicative proposal letters the Company has received and any proposals from other parties. We do not intend to disclose further developments regarding these matters unless and until further disclosure is determined to be necessary or appropriate.
There can be no assurance that we will pursue a possible going private transaction or any other particular transaction or other strategic outcome, or that a possible going private transaction or any other proposed transaction will be approved or consummated. The Special Committee may suspend or terminate its consideration of a possible going private transaction at any time. Further, Great Dane,GNK Holdings LLC, Marcus Lemonis or other parties who submit a proposal, or any parties who may be possible financing sources for a possible going private transaction, may suspend or terminate their exploration of a possible going private transaction at any time. A possible going private transaction or other transaction is also dependent upon a number of factors that may be beyond our control including, among other factors, market conditions, industry trends, regulatory developments and litigation.
Speculation regarding any developments and perceived uncertainties related to our future could impact our ability to retain, attract or strengthen our relationships with key personnel, current and potential customers, suppliers and partners, which may cause them to terminate, or not to renew or enter into, arrangements with us, and could lead to fluctuations in our stock price. We may incur significant expenses related to a possible going private transaction or other transaction and any such transaction or consideration of such a transaction may require and divert significant time and attention of management.
Any of these factors could disrupt or adversely affect our business, financial condition and results of operations, as well as the market price of our common stock. To the extent receipt and consideration of proposals regarding a possible going private transaction or another transaction adversely affects our business, financial condition and results of operations, as well as the market price of our common stock, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our stock price may be volatile or decline regardless of our operating performance.
The market price of our common stock may fluctuate significantly or decline in response to numerous factors, many of which are beyond our control, including: the proposals discussed above and any other publicly-made proposal, actual or anticipated fluctuations in our revenue and results of operations; financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; failure of securities analysts to maintain coverage of BARK, changes in financial estimates or ratings by any securities analysts who follow BARK or our failure to meet the estimates or the expectations of investors; announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments; changes in operating performance and stock market valuations of other retail or technology companies generally, or those in our industry in particular; price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; trading volume of our common stock; the inclusion, exclusion or removal of our common stock from any indices; changes in members of our Board of Directors or management; transactions in our common stock by directors, officers, affiliates and other major investors; lawsuits threatened or filed against us; changes in laws or regulations applicable to our business; changes in our capital structure, such as future issuances of debt or equity securities; short sales, hedging and other derivative transactions involving our capital stock; general economic conditions in the U.S. or global markets; other events or factors, such as a global pandemic, failure to regain compliance with the listing standards of NYSE; wars or other global conflicts, inflation, bank failures, incidents of terrorism or responses to these events; and the other events or factors described in this “Risk Factors” section.
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
Our common stock is currently traded on the New York Stock Exchange (the “NYSE”). NYSE rules require us to maintain a minimum trading price of $1.00 per share of our common stock (the “Bid Price Requirement”). On July 10, 2025, we received a notification letter from the NYSE that we are not in compliance with the Bid Price Requirement because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. Under applicable NYSE rules, we had a the six-month period following receipt of the NYSE’s notice, or until January 10, 2025 (the “Compliance Date”), to regain compliance if on the last trading day of any calendar month prior to the Compliance Date, we had (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month.
Under applicable NYSE rules, if we determined that we will regain compliance with the Bid Price Requirement by taking an action that requires stockholder approval, as is the case to effectuate a reverse stock split, we must obtain stockholder approval by no later than our next annual meeting of stockholders. Since the Bid Price Requirement condition did not cure within the six-month cure period, we currently intend to seek stockholder approval of a reverse stock split proposal at the annual meeting of stockholders, as disclosed in our preliminary proxy statement filed with the Securities and Exchange Commission on January 30, 2026. In such scenario, the Bid

Price Requirement condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above $1.00 per share for at least the following 30 trading days.
The notification received from the NYSE has no immediate effect on our NYSE listing. Our common stock will continue to be listed and trade on the NYSE at this time, subject to our ongoing compliance with the NYSE’s other continued listing standards.
We cannot predict whether the reverse stock split, if completed, will increase the market price for our common stock for a sustained period of time. The history of similar stock split combinations for companies in like circumstances is varied. There can be no assurance that we will be able to satisfy the Bid Price Requirement, or maintain continued compliance with the Bid Price Requirement, or the other listing requirements of the NYSE. If we are unable to meet these requirements, and our common stock were to be delisted from the NYSE, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrading in our listing market may limit our ability to make a market in our common stock and may impact purchases or sales of our securities.

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
Repurchase of the Remaining Balance of 2025 Convertible Notes
On November 6, 2025, the Company repurchased the remaining 42.9 million of outstanding aggregate principal amount of 5.50% Convertible Secured Notes due 2025 (the “2025 Convertible Notes”) from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated notes purchase agreement (the “Agreement”) among the Company and the Holders. See Note 4, “Debt,” for additional details.
Pursuant to the Agreement, on November 6, 2025, the Company repurchased all $42.9 million of the remaining outstanding aggregate principal amount of the 2025 Convertible Notes from the Holders for a total cash purchase price of $45.1 million (which included $2.2 million of accrued and unpaid interest, through but excluding, the repurchase date).
The foregoing description of the Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the executed Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the Securities and Exchange Commission on November 10, 2025.

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

BARK, Inc.

February 5, 2026	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

February 5, 2026	/s/ Zahir Ibrahim
Zahir Ibrahim
Chief Financial Officer
(Principal Financial Officer)

BARK, Inc.

February 5, 2026	/s/ Brian Dostie
Brian Dostie
Vice President of Accounting, Controller
(Principal Accounting Officer)