Form 10-K
period 2026-03-31
Bark, Inc.
filed 2026-06-10
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $145.7 million.
As of May 29, 2026, there were 8,792,909 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement with respect to the Company’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1. BUSINESS
Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us,” “BARK,” or “the Company” in this annual report on Form 10-K, we mean BARK, Inc. and its consolidated subsidiaries.
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
We are an omnichannel brand that designs and develops proprietary products for dogs across two key brands: BarkBox and Super Chewer. All of our products are designed and developed in-house, and are BARK branded. We leverage an ever-growing collection of first-party data, customer insights, and AI to deliver personalized products and experiences tailored to the needs of each and every dog we serve. We sell our products in two segments: Direct-to-Consumer (“DTC”) and Commerce, through our network of retail partners, which currently spans over 50,000 doors nationwide and online marketplaces including Amazon, Chewy and TikTok.
We began our journey with a monthly-themed subscription of toys, treats, and chews, tailored to the needs of each customer based on their dog’s size, play style, allergies, and more. By viewing each dog as an individual, and by creating magical experiences for our customers, we have been able to build lasting relationships with millions of dogs and their parents. Our customer service (“Happy Team”) proactively engages around 175,000 customers each month. We use the valuable data from these customer interactions to inform the design and development of future products, and we leverage it along with AI technology to recommend additional products to our customers through cross-selling and Add-to-Box (“ATB”).
As a leading U.S. dog toy brand by revenue, we continue to leverage our brand strength to compete in complementary consumable categories, such as treats and chews. These offerings support our core toy business and expand our total addressable market. To optimize profitability, BARK recently narrowed its consumables portfolio by discontinuing certain products, including kibble and dental. We believe this streamlined focus allows us to prioritize our core toy identity while improving operational efficiency and our profitability profile.
Our Industry
Large, growing, and resilient market for pet products:
According to the American Pet Products Association (“APPA”), annual spend on pets in the U.S. was approximately $158 billion in 2025, an increase of 3.7%, compared to 2024.
Dogs are the most popular pet in the U.S.:
According to the APPA, dogs are the most popular pet in the U.S., with approximately 71 million households--representing 53% of all U.S. households--having a dog as a member of their family. We believe we have an opportunity to significantly expand our customer base, both in the U.S. and globally.
Our Segments and Brands
We operate two business segments: DTC and commerce. Our DTC and commerce segments drive the majority of our revenues, representing 82.3% and 17.7% of total revenue in fiscal 2026, respectively. BARK remains focused on diversifying its revenue across segments and brands, including BarkBox, Super Chewer, and BARK Air.
DTC
The majority of our revenue in the toys category is derived from our subscription products that feature monthly themes of premium-quality BarkBox and/or Super Chewer toys and BARK-branded treats and chews that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on a one-month, three-month, six-month, or twelve-month basis. During the life of their subscription, we offer our customers incremental products via ATB, which allows us to cross-sell customers across our full portfolio of products.
Commerce
We also sell our BarkBox and Super Chewer toys and BARK-branded treats and chews in retail stores and other e-tailers, significantly broadening our customer reach and raising awareness of the BARK brand. BARK products are currently sold in over 50,000 retail doors, including Target, TJ Maxx, Costco, Walmart, and PetSmart. Additionally, we sell our products on other online platforms including Amazon, Chewy and TikTok.
BARK Air
Announced in April 2024, BARK Air is a first-of-its kind air travel experience tailored to dogs. BARK Air is partnered with several charter companies offering premium flights for customers and their dogs. Interested parties can book flights at dogsflyfirst.com. Our charter partners are responsible for all aircraft, pilots, maintenance, and insurance, allowing BARK to focus on creating a great travel experience for dogs and their people worldwide. We believe this initiative exemplifies BARK’s dog-first approach to curating the best products and services.
As our flagship entry into the services category, BARK Air is part of a broader strategy to expand into premium, differentiated dog services. With new routes, expanded partnerships, and high early engagement, we believe BARK Air and future services represent a meaningful long-term growth opportunity. This category is currently included in our DTC segment.
Our Competitive Strengths
Ever-Growing Data Drives Personalization at Scale:
We know the names, age, breeds, birthdays, play style, allergies, and more for millions of dogs. We believe that this is a key competitive advantage as it enables us to deliver highly personalized products and experiences for each and every dog that we serve. We are able to tailor our products to each customer by collecting proprietary product and customer data with each interaction. We also leverage our machine learning technology, and first-party data set to compare dogs’ attributes against our available inventory when recommending products for purchase via cross-selling or ATB. In addition, we believe that personalization requires more than curation. We apply our data-driven customization approach to our product design and development as well, so that our products themselves, and not just our recommendations, are tailored to meet particular dog attributes that have been expressed to us.
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
Omnichannel:
BARK currently sells products in over 50,000 retail doors nationwide, including Target, TJ Maxx, Costco, Walmart, and PetSmart. We also sell our products on other online platforms including Amazon Chewy, and TikTok. We believe that these partnerships significantly broaden our customer reach and raise awareness for the BARK brand. We also generate a similar contribution margin across its DTC and Commerce segments.
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
Recalibrating our DTC Segment
BARK was founded on our monthly subscription box – which was a form of personalization that genuinely differentiated us from other offerings for dogs. We believe our customers have evolved and that we need to build toward a fundamentally deeper level of the relationship between BARK and each dog we serve, mediated by the human who loves that dog. This "Relationship Commerce" has three dimensions:
Depth — how well do we truly understand each customer;
Density — how many meaningful touchpoints exist between us and the customer; and
Durability — does the customer give us permission to offer new products and services.
We believe this approach, compounded over millions of customer relationships, together with the competitive advantage provided by AI, will allow us to rapidly adapt to, and scale for, our customers' evolving needs.
Expansion in our Commerce segment
In fiscal 2026, revenue from the sale of BARK products through our retail and e-commerce partners totaled $70 million, or 17.7% of our total revenue. This reflects a 2.3% increase compared to fiscal 2025, as many retail partners remained cautious in light of ongoing uncertainty regarding tariffs. We continue to expect this channel to contribute an increasingly significant portion of our revenue moving forward, driven by continued expansion of our product assortment and retail presence with existing partners, as well as the addition of new partners both domestically and internationally.
Business Strategy
We are focused on enhancing profitability, diversifying our revenue, and positioning BARK for long-term growth. In fiscal 2026, we delivered our second consecutive year of positive Adjusted EBITDA, driven by improvements in operational efficiency and cost structure, while navigating a volatile tariff environment.
As part of our ongoing strategic evolution, we are reducing our reliance on promotion-driven growth and reallocating resources toward higher-return product categories with greater long-term opportunity. This includes narrowing our product and geographical focus to concentrate on areas where we believe BARK has a genuine competitive advantage.
We are also investing in new service offerings, such as BARK Air, and maintaining a lean operating model to support disciplined capital allocation. These strategic initiatives are intended to preserve profitability and position the business to deliver sustained long-term value.
We exited fiscal 2026 debt-free, with a leaner cost structure, and a business that is more diversified.
Our People and Culture
The Team
As dog people, BARK employees join us because they are aligned with our mission to make all dogs happy. The work we are doing is inherently joyful, optimistic, and humorous because our primary customers, dogs, possess those same characteristics. To that end, BARK’s culture is centered around service, creativity, and a high level of ambition to serve all dogs and their humans.
At the end of fiscal 2026, BARK employed approximately 501 full-time and part-time employees, with 196 employees based in the U.S. and 301 employees based in the Philippines. Our employee population includes approximately 314 BARK Happy Ambassadors and their leadership, 20 engineers, data scientists, information security, and technology staff, 51 operations employees, and 93 marketing, creative, general, and administrative employees. As of March 31, 2026, 71% of our employees, 33% of our management team, and 43% of our Board of Directors identified as female or nonbinary.
Employee Engagement
Team communication is frequent and direct, allowing for a high level of transparency and feedback. We engage with employees through periodic surveys to measure employee engagement, receive feedback, and respond to employee concerns effectively. We leverage these data points to continuously evolve our policies and practices to meet employee needs and align with BARK team values. Though most of the team has worked remotely since March 2020, we currently use our office in Brooklyn, New York for regular team collaboration, all hands meetings, workshops and more.
Fairness and Inclusivity
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
In addition to trademark protection, we own numerous domain names, including www.bark.co, air.bark.co www.barkbox.com, www.barkshop.com, and www.dogsflyfirst.com. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology and other confidential information. We further control the use of our proprietary technology and intellectual property through provisions in both customer terms of use on our websites and in agreements with our vendors.
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

Public Filings
Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge at https://investors.bark.co/financials/sec-filings/default.aspx as soon as reasonably practicable after being filed electronically with the United States Securities and Exchange Commission (the “SEC”). Our reports are also available free of charge on the SEC’s website, www.sec.gov. Information on our website is not incorporated into this Form 10-K.
ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this annual report on Form 10-K, including our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its consolidated subsidiaries.Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this annual report on form 10-K. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See also "Cautionary Note Regarding Forward-Looking Statements.”
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
•the imposition of new or increased tariffs or other trade barriers that disrupt our supply chain, or negatively impact our revenue and profitability; and
•deterioration of the macro-economic environment resulting in disruptions in global trade (in particular due to the imposition of tariffs and uncertainty relating to such tariffs), inflation, increasing interest rates, instability in the banking system or financial markets, changes in the labor markets, and political, economic and social instability, such as wars, global conflicts such as the current conflict between the United States and Iran, or pandemics, in particular as such changes impact our revenue through reduced consumer discretionary spending, our cost structure or our supply chain.
If we fail to meet the challenges or navigate the uncertainties described above, as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations will be materially adversely affected.
We may fail to acquire and retain customers in a cost-effective manner.
In order to acquire and/or retain our customers, we have made, and expect to continue to make, significant investments to acquire and retain our customers. We must appropriately, effectively and efficiently allocate our marketing spend for multiple products and services, including: selecting the right marketplace, media and specific media vehicle in which to advertise; identifying the most effective and efficient level of spending in each marketplace, media and specific media vehicle; determining the appropriate creative message and media mix for advertising, marketing and promotional expenditures; managing marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs. If the costs of acquiring or retaining our customers exceed our expectations, we may not be able to acquire or retain the necessary number of customers to purchase products or services in volumes sufficient to grow our business and generate the scale necessary to achieve operational efficiency and/or our margins could decrease, which could have a material adverse effect on our business, financial condition, and results of operations.
We depend on various digital channels to reach and engage current and potential customers.
As digital technology has become a dominant method for marketing, we use various online channels and third party platforms (social media, web, search engines, e-commerce) to engage current and potential customers. Search engines and social media platforms frequently evolve their algorithms, policies and procedures, which could lower our effectiveness in reaching and engaging the right audience for our products and services. Furthermore, the digital landscape is crowded with many companies and brands vying for consumer attention. Technology is also continually evolving, with new digital tools finding fast adoption by consumers, in particular with the emergence and adoption of new AI technologies. If we cannot effectively adapt to, or compete with, these new technologies, our ability to reach and engage current and potential customers will be limited, impacting our brand awareness and potentially forcing us to increase our marketing investment to acquire and retain our customers. The resulting increase in our marketing costs or decrease in our revenue could have a material adverse effect on our business, financial condition and results of operations.
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
Our business growth partly depends on our ability to successfully introduce new products and services to our existing categories, and to improve and reposition our existing products to continue to meet the requirements of our customers. To be successful, we must accurately predict and respond to evolving consumer trends, demands and preferences, including predicting successful monthly themes for BarkBox and Super Chewer subscriptions that will resonate with our customers. The development and introduction of new products and expansion into new offerings and services also involves considerable costs. Our product development activities also could be impacted by competition from products with new features or new technologies, such as AI, that might render our existing products less competitive or obsolete. We may not respond effectively to technological requirements of the changing market. In addition, new products, offerings or services may not generate sufficient customer interest to become profitable or cover the costs of development and promotion, which could result in a decrease in customer retention, a reduction in purchases, and/or negatively affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, or create new offerings or services that respond to changes in customer requirements and preferences, or if our product introductions, repositions, or new offerings or services fail to gain consumer acceptance, we may be unable to grow our business as anticipated. Our revenue, margins and profitability may decline or not improve, which could materially adversely affect our business, financial condition and results of operations.
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
We sell some of our products through a network of retailers and e-retailers (in addition to our direct sales channel). Our products are available through Amazon.com, Chewy and TikTok as well as in retail locations including Target, PetSmart, Costco, Walmart, Tractor Supply Company and CVS, and many others. We depend on these indirect sales channel partners to distribute and sell our products to dog parents, which subjects us to a number of challenges, including:
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
Recent and potential future changes to U.S. and international trade policy, including the imposition of new or increased tariffs, duties, or other trade restrictions, could increase our cost of goods sold and adversely affect our supply chain, particularly for products sourced internationally, such as those manufactured in China. The macroeconomic impacts of such tariffs could also reduce consumer discretionary spending, which would impact our revenue. While we have taken steps to mitigate potential cost increases and impacts to our revenue—such as negotiating with suppliers and diversifying sourcing and taking steps to avoid increasing the price of our products and services—these efforts may not fully offset the impact of such policies. Continued or expanded tariffs, retaliatory trade measures, or supply chain disruptions resulting from trade tensions could materially and adversely affect our business, operating results, and financial condition. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance—IEEPA tariffs, for more discussion regarding tariffs previously paid and potential refunds.
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
We may face supply chain disruptions.
We have limited control over our suppliers, contract manufacturers, and logistics partners, which subjects our supply chain to potential disruptions such as those that materialized during the COVID-19 pandemic and could similarly result from changes in trade policies, including the imposition of tariffs or uncertainties related to such tariffs, and disruptions in the global supply chain, such as the closure of the Strait of Hormuz. Such disruptions could result in failure to satisfy demand for our products; reduced control over delivery timing, product reliability, the manufacturing process and components used in our products; limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions; variance in the manufacturing capability of our third-party manufacturers; price increases; failure of a significant supplier, manufacturer, or logistics partner to perform its obligations for technical, market, or other reasons; misappropriation of our intellectual property; changes in local economic conditions in the jurisdictions where our suppliers, manufacturers, and logistics partners are located; the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and insufficient warranties and indemnities on components supplied to our manufacturers or performance by our partners. The results of the supply chain disruptions described above, could have a material adverse effect on our business, financial condition and results of operations.
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
If we do not optimize and operate our fulfillment centers and shipping services successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs and/or inventory shrinkage or impairment charges or harm to our business in other ways. In addition, if we do not have sufficient fulfillment or shipping capacity or experience a problem fulfilling or shipping orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers. We also anticipate the need to add fulfillment center and shipping capacity, including as we respond to the current tariffs and/or uncertainties related to potential future tariffs. We may not be able to locate suitable facilities or services on commercially acceptable terms in accordance with our expansion plans, or recruit qualified managerial and operational supply personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment and shipping operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, and results of operations could be materially adversely affected.
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
The dog products and services industry, in particular online, is highly competitive and we expect this competition to increase. We compete with pet product retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers. We also compete with a number of specialty dog supply stores and independent dog stores, catalog retailers and other specialty e-retailers. As we expand our offerings and services (such as BARK Air), we will face additional competition. Many of these current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do, allowing our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), allowing them to build larger customer bases or generate gross profit from their customer bases more effectively than we do. Current and future competitors may also utilize AI technologies in ways that we cannot replicate, make strategic acquisitions or establish cooperative relationships among themselves or with others. If we fail to compete effectively, are required to offer promotions and other incentives or adopt more aggressive pricing strategies, our operating margins could decrease, which could materially adversely affect our business, financial condition and results of operations.
Risks Related to Information Technology and Cybersecurity
We are subject to risks related to online payment methods.
We currently accept payments using a variety of methods, including credit card, debit card, PayPal, Apple Pay, Shop Pay and gift cards. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements, fraud and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. In the future, as we offer new payment options to customers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and fraud, if our customers re-use their login and password information across multiple websites, exposing us to breaches on other sites. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from customers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition, and results of operations, could be materially adversely affected.
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
In the ordinary course of business, we and our vendors collect, process, and store certain personal information and other data relating to individuals, such as our customers and employees, including customer payment card information. We rely substantially on commercially available systems, software, tools, and monitoring to provide security for our processing, transmission, and storage of personal information and other confidential information. We, or our vendors, may suffer a data compromise from hackers or other unauthorized parties who gain access to personal information or other data, including payment card data or confidential business information, which may not be discovered in a timely fashion. In addition, cyber-attacks such as ransomware attacks could lock us out of our information systems and disrupt our operations, or the operations of the vendors or manufacturers on which we rely. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we, and our vendors, may be unable to anticipate these techniques or to implement adequate preventative measures. Advances in computer capabilities, including as a result of AI, supercomputing, new technological discoveries, or other developments may result in the breach or compromise of the technology used or maintained by us to protect transactions or other sensitive data. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. If our business partners work remotely, they may be more vulnerable to cyber-attacks. In addition, our vendors, or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate personal information, confidential information, or other data, or may inadvertently release or compromise such data. Compromise of our data security by third parties with whom we do business, failure to prevent or mitigate the loss of personal or business information, and delays in detecting or providing prompt notice of any such compromise or loss may disrupt our operations, damage our reputation, and subject us to litigation, government action, or other additional costs and liabilities that could materially adversely affect our business, financial condition, and results of operations.
Risks Related to Our Intellectual Property
We may be unable to adequately protect our intellectual property rights.
We rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country and the protection of our intellectual property rights may require significant financial, managerial and operational expenditures. AI technologies also present novel risks to the protection of our intellectual property rights. In addition, our efforts may not prevent third parties from infringing or misappropriating our intellectual property rights and any of our intellectual property rights could be challenged by others or invalidated through administrative processes or litigation. Our patent and trademark applications may never be granted and the process of obtaining patent protection is expensive and time-consuming. We may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, these patents may not adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of patent protection are uncertain. In addition, others may independently develop or otherwise acquire equivalent or superior technology. Our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information. We might be required to spend significant resources to monitor and protect our intellectual property rights and we may be unable to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. Failure to protect our intellectual property rights or costs associated with such protection could have a material adverse effect on our business, financial condition, and results of operations.
We may be subject to intellectual property infringement claims or other allegations.
Third parties have from time to time claimed, and may claim in the future, that we have infringed their intellectual property rights, including through the use of AI technologies. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, injunctions against us or the payment of damages or royalties by us, require significant amounts of management time or divert significant operational resources or cause expensive changes to our business model. In addition, we may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments we are required to make and any injunctions against us could materially adversely affect our business, financial condition, and results of operations.
Risks Related to Government Regulation and Legal Proceedings
We are subject to federal and state and foreign laws and regulations relating to privacy, data protection, advertising and consumer protection.
We rely on a variety of marketing techniques, including email and social media marketing and postal mailings, which are subject to various federal and state laws and regulations. A variety of federal and state laws and regulations also govern our collection, use, retention, sharing and security of consumer data, particularly in the context of the online advertising that we rely on to attract new customers. These laws and regulations are constantly evolving and subject to potentially differing interpretations, in particular from one jurisdiction to another, and may conflict with other laws and regulations. In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which requires companies that process information on California residents make new disclosures to customers about the collection of their data, use and sharing practices, and allow customers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Further, the California Privacy Rights Act (the “CPRA”) significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California Privacy Protection Agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses in the areas of data protection and security. Similar laws have been proposed and enacted in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that could make compliance challenging. We are also subject to consumer protection laws that may affect our sales and marketing efforts, including laws related to telephone messaging, subscriptions, billing, and auto-renewal. These laws, as well as any changes in these laws, could adversely affect our business model and make it more difficult for us to retain and attract new customers. Our practices and procedures to comply with these laws and regulations may not always be effective, particularly as the legal landscape continues to evolve. In addition, some of our internal processes are manual, which could result in employee error and internal compliance failures. Any failure, or perceived failure, to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers, suppliers or others, or may require us to change our operations and/or cease using certain data. Any such claims, proceedings or actions could further harm our reputation and brand, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of our non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any harm to our reputation or brand, being subject to regulatory action and incurring related fees, distraction of our management and loss of customers or suppliers could have a material adverse effect on our business, financial condition and results of operations.
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
Lawsuits and other administrative, regulatory, or legal proceedings that have arisen may continue to arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, the stock market has experienced price and volume fluctuations and companies have experienced fluctuations in their stock prices that have often been unrelated or disproportionate to their operating results. Under these circumstances, stockholders may sometimes institute securities class action litigation against such companies. Any litigation or other administrative, regulatory, or legal proceedings against us could result in substantial costs, and divert management’s attention and resources. In connection with litigation, we could be forced to make significant payments to or other settlements with plaintiffs, classes, stockholders and their lawyers that are outside of our insurance coverage, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Our business, financial condition and results of operations could be materially adversely affected if fees associated with lawsuits or other legal proceedings or a judgment, penalty or fine is not fully or is only partially covered by insurance.
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
We expect our operating expenses to increase over the next several years as we evolve our advertising, explore new markets, expand our offerings, hire additional personnel, incur additional expenses related to being a public company and continue to develop features on our websites and mobile applications. In particular, we intend to continue to invest substantial resources to grow and diversify our product offerings and in marketing to acquire new customers. Our operating expenses may also be adversely impacted by increased costs and delays in launching in new markets and expanding fulfillment center capacity. Our future growth and operating performance must eventually offset our operating losses or we may not be able to achieve or sustain profitability.
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
As of March 31, 2026, we had cash and cash equivalents of approximately $19.3 million. In the future, we could be required to raise capital through public or private financing or other debt arrangements. Such capital may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. We may be forced to raise capital on undesirable terms or be unable to grow our business or respond to competitive pressures, which could have a material adverse effect on our business, financial condition, and results of operations.
Risks Relating to Ownership of Our Common Stock
Our stock price may be volatile or decline regardless of our operating performance.
The market price of our common stock may fluctuate significantly or decline in response to numerous factors, many of which are beyond our control, including: any publicly-made proposal regarding a potential acquisition of the Company, actual or anticipated fluctuations in our revenue and results of operations; financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; failure of securities analysts to maintain coverage of BARK, changes in financial estimates or ratings by any securities analysts who follow BARK or our failure to meet the estimates or the expectations of investors; announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments; changes in operating performance and stock market valuations of other retail or technology companies generally, or those in our industry in particular; price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; trading volume of our common stock; the inclusion, exclusion or removal of our common stock from any indices; changes in members of our Board of Directors or management; transactions in our common stock by directors, officers, affiliates and other major investors; lawsuits threatened or filed against us; changes in laws or regulations applicable to our business; changes in our capital structure, such as future issuances of debt or equity securities; short sales, hedging and other derivative transactions involving our capital stock; general economic conditions in the U.S. or global markets; other events or factors, such as a global pandemic, wars or other global conflicts, inflation, bank failures, incidents of terrorism or responses to these events; and the other events or factors described in this “Risk Factors” section.
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
Our recently completed reverse stock split could adversely affect the market price and liquidity of our common stock.
On April 1, 2026, we effected a 1-for-20 reverse stock split of our common stock (the “Reverse Stock Split”) and our shares began trading on a post-split basis on April 1, 2026. While we intend to maintain continued compliance with the Minimum Price Criteria and the other listing requirements of the NYSE, there is no guarantee that we will be successful.
Reducing the number of outstanding shares of our common stock through the Reverse Stock Split increased the per share trading price of our common stock. However, there is no assurance that the market price per share of our common stock after the Reverse Stock Split will rise in proportion to the reduction in the number of shares outstanding before the Reverse Stock Split and the liquidity of our common stock may be adversely affected.
The market price of our common stock is based on the Company’s performance and other factors, some of which are unrelated to the number of shares outstanding. If the market price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would have occurred in the absence of the Reverse Stock Split.
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
We currently have options and RSUs outstanding that are convertible into shares of our common stock. We also have the ability to issue equity awards that are convertible into shares of our common stock under our 2021 Equity Incentive Plan and under our Employee Stock Purchase Plan, see Note 8—Stockholders’ Equity, and Note 9— Stock-Based Compensation Plans, to our consolidated financial statements set forth in this Annual Report on Form 10-K. We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would dilute our existing stockholders and may cause the market price of our common stock to decline.

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
At the management level, a management steering committee comprised of our Interim Chief Financial Officer and Controller, Chief Legal Officer, and General Counsel is briefed quarterly by our Director of Information Security. Our Director of Information Security also prepares a quarterly Information Security Risk Report, which is provided to the management steering committee in advance of its quarterly meeting and also made available to the members of the Audit Committee. Our current Director of Information Security has over 20 years of industry experience leading large-scale security initiatives, enhancing infrastructure defenses and instilling a culture of security awareness across all employee levels.
The Audit Committee will receive reports, briefings and presentations from senior management, including our Director of Information Security, at periodic committee meetings, including, on a rotating basis, in-depth presentations on specific areas of risk and regular enterprise risk management updates as needed.
In addition to scheduled meetings, significant developments or incidents, even if immaterial to us, are reviewed regularly by a cross-functional team, including the Interim Chief Financial Officer and Controller, Chief Legal Officer, and General Counsel, to determine whether further escalation to the Audit Committee and/or the Board is appropriate, ensuring the Audit Committee’s and the Board’s oversight is timely and responsive. Our Incident Response Plan also includes immediate actions to mitigate the impact and strategies for remediation and prevention of future incidents.
ITEM 2. PROPERTIES
We currently maintain our executive offices at 20 Jay Street, Suite 940, Brooklyn, NY. In addition, we lease and operate fulfillment centers in three locations, at which we receive products from vendors, ship products to customers, and receive and process returns from customers. We also lease and operate a customer service center in Columbus, Ohio. We believe these properties are suitable and adequate for our current business operations. The following table sets forth the location, use and size of certain of our properties as of June 10, 2026:

Location	Use	Ownership Status	Approximate Area in Square Feet
New York, New York	Office Space	Leased	5,500
New York, New York	Office Space	Leased	51,220
Brooklyn, New York	Office Space	Leased	3,910
Columbus, Ohio	Warehouse and distribution Center	Leased	97,934
Columbus, Ohio	Office Space	Leased	34,238
Hebron, Kentucky	Warehouse and distribution Center	Leased	201,600
Las Vegas, Nevada	Warehouse and distribution Center	Leased	400,593
ITEM 3. LEGAL PROCEEDINGS
The information set forth under “Note 11 — Commitments and Contingencies — Litigation” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol “BARK”.
Holders
As of May 29, 2026 there were approximately 67 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by banks, brokers and other financial institutions. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 index and the S&P Retail Internet Select Industry index. The graph assumes an initial investment of $100 in our common stock at the market close on December 18, 2020, which was the first day on which our common stock commenced trading on its own through March 31, 2026 the last business day of our fiscal year. Data for the S&P 500 and the S&P Consumer Discretionary Select index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends. The stock price performance of the graph above is not necessarily indicative of future stock price performance.

Comparison of Total Returns
200
180
160
140
120
100
80
60
40
20
-
12/18/2020
3/18/2021
6/18/2021
9/18/2021
12/18/2021
3/18/2022
6/18/2022
9/18/2022
12/18/2022
3/18/2023
6/18/2023
9/18/2023
12/18/2023
3/18/2024
6/18/2024
9/18/2024
12/18/2024
3/18/2025
6/18/2025
9/18/2025
12/18/2025
3/18/2026
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its consolidated subsidiaries. The audited consolidated financial statements as of March 31, 2026 and 2025 and for the fiscal years ended March 31, 2026, 2025 and 2024, respectively, present the financial position and results of operations and cash flows of BARK, Inc. and its wholly-owned subsidiaries.
Overview
We believe that dogs and humans are better together and we aspire to be the world’s favorite dog brand. We are a team of dog-obsessed people committed to delivering personalization at scale by satisfying each dog’s distinct personality, preferences, and needs with the best products and services. Since our founding in 2011, we have happily served millions of dogs and their people.
We are an omnichannel brand serving dogs across two key brands: BarkBox and Super Chewer. All of our products are designed, developed, and branded by BARK. We leverage an ever-growing collection of first-party data, customer insights, and artificial intelligence (“AI”) to deliver personalized products and experiences tailored to the needs of each and every dog we serve. We sell our products in two segments: Direct To Consumer (“DTC”) and Commerce through our network of retail partners, which currently spans over 50,000 doors nationwide and online marketplaces including Amazon, Chewy and TikTok.
Factors Affecting Our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”
Investments in growth
Our ability to increase the number of customers. total orders, and cross-category purchasing is a key factor in our future DTC growth and will be driven by our marketing efforts and ability to continue to expand our product offerings. As a result, we expect to continue to focus on long-term growth through investments in product offerings and the dog and dog parent experience. We are working to enhance our offerings and expand the breadth of the products. We will remain flexible, adjusting our marketing spend up or down, based on the returns.
Expansion of new offerings
Another key factor in our future performance is our ability to increase our average order value (“AOV”), which involves introducing new products into our portfolio. We expect to continue to invest in the expansion of our product offerings, as we seek to attract new customers as well as growing sales with our existing customers. This expansion may require additional financial investments in headcount, marketing, customer acquisition expenses, operational capabilities and inventory. If we are unable to generate sufficient demand for these new offerings, we may not recover the financial investments and revenue may not increase as desired.
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
Certain macroeconomic and global events and conditions create a challenging environment
Market factors and international events, such as continued changes to trade policy, including the imposition of tariffs or changes in tariff rates, inflation, in particular as driven by the conflict with Iran, market effects of other global conflicts, and rising tensions with China, create business uncertainty and could further exacerbate rising interest rates, higher fuel and energy costs and commodity prices, reductions in net worth based on market declines, increases in housing costs, decreases in credit availability and rising consumer debt levels, which could impact our costs of doing business and the levels of discretionary consumer spending on our products and services and our financial results.
IEEPA tariffs
On February 20, 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. On April 20, 2026, CBP launched its Consolidated Administration and Processing of Entries ("CAPE") portal to process refund claims.
The Company paid a total of $15.4 million in IEEPA tariffs on imported goods between February 4, 2025 and February 24, 2026. Our recovery of IEEPA tariffs represents a loss recovery. To date, the Company submitted claims that were accepted by the CAPE portal in the amount of $3.3 million and a corresponding refund receivable was recorded within accounts receivable, net in the Company's consolidated balance sheet as of March 31, 2026. Of the $3.3 million, $2.7 million, and $0.6 million were recorded as reductions of cost of revenue, and inventory, respectively. An additional $7.1 million and $5.0 million of the IEEPA tariffs paid by the Company allocable to cost of revenue and inventory, respectively, for the fiscal year ended March 31, 2026 were not recorded. These amounts are not currently eligible for submission under the CAPE portal and therefore the Company was unable to recognize any receivable or loss recovery with respect to these amounts.
None of the IEEPA tariffs paid by the Company were passed through to our customers or are owed to our vendors or suppliers. The Company will pursue all actions necessary to recover the remaining amounts of IEEPA tariffs paid by the Company.
We cannot predict the duration or magnitude of the risks and challenges discussed above. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” and those factors described under “Risk Factors” in this Annual Report on Form 10-K.
Reverse Stock Split
On April 1, 2026, we effected a 1-for-20 reverse stock split of our common stock (the “Reverse Stock Split”), and our common stock began trading on a split-adjusted basis on April 1, 2026. Accordingly, all share and per share amounts presented in these consolidated financial statements and the accompanying notes have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split.
As a result of the Reverse Stock Split, the number of shares of common stock outstanding and the number of shares underlying outstanding equity awards were proportionately reduced, and the corresponding exercise prices and per share amounts, as applicable, were proportionately increased. No fractional shares were issued in connection with the Reverse Stock Split.
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

	Fiscal Year Ended
	March 31,
	2026	2025
Total Orders (in thousands)	10,060	13,210
Average Order Value	$31.06	$31.04
Direct to Consumer Gross Profit (in thousands)(1)	$213,620	$271,012
Direct to Consumer Gross Margin (1)	68.4%	66.1%
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
Revenue
The Company generates revenue through its DTC and Commerce segments, through the sale of BarkBox and Super Chewer branded toys and BARK branded treats and chews.
While BarkBox and Super Chewer toys remain the primary driver of our DTC and commerce segments and fundamental to our brand identity, we are also focused on maximizing the profitability of our complementary treats and chews categories. This includes a strategic rationalization—specifically the discontinuation of kibble and topper offerings—to concentrate resources and narrow our focus. We believe this streamlined approach allows us to better support our core toy and treat business while improving our overall profitability profile.
DTC
The majority of our revenue is derived from our subscription products that feature monthly themes of premium quality BarkBox and/or Super Chewer toys and BARK-branded treats and chews that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on a one-month, three-month, six-month, or twelve-month basis. During the life of their subscription, we offer our customers incremental products via Add-To-Box (“ATB”), which allows us to cross-sell customers across our full portfolio of products.
Commerce
We also sell our BarkBox and Super Chewer toys and BARK-branded treats and chews in retail stores and other e-tailers, significantly broadening our customer reach and raising awareness of the BARK brand. BARK products are currently sold in over 50,000 retail doors, including Target, Walmart, TJ Maxx, Costco and PetSmart. Additionally, we sell our products on other online platforms including Amazon, Chewy and TikTok.

BARK Air
Announced in April 2024, BARK Air is a first-of-its kind air travel experience tailored to dogs. The Company is partnered with several charter companies offering premium flights for customers and their dogs. Interested parties can book flights at dogsflyfirst.com. Our charter partners are responsible for all aircraft, pilots, maintenance, and insurance, allowing BARK to focus on creating a great travel experience for dogs and their people worldwide. We believe this initiative exemplifies the Company’s dog-first approach to curating the best products and services.
As our flagship entry into the services category, BARK Air is part of a broader strategy to expand into premium, differentiated dog services. With new routes, expanded partnerships, and high early engagement, we believe BARK Air and future services represent a meaningful long-term growth opportunity. Revenue generated by BARK Air is currently reflected in our DTC segment.
Cost of Revenue
Cost of revenue primarily consists of the purchase price of inventory sold, duties, inbound freight costs associated with inventory, shipping supply costs, and inventory shrinkage costs.
Operating Expenses
Operating expenses consist of general and administrative and advertising and marketing expenses.
General and Administrative
General and administrative expenses consist primarily of compensation and benefit expenses, including stock-based compensation, fulfillment and shipping costs, which represent costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to receiving, inspecting, picking, packaging and preparing customer orders for shipment, outbound freight costs associated with shipping orders to customers, and responding to inquiries from customers. General and administrative expenses also include fees charged by third parties that provide payment processing services, office expense, including rent, insurance and professional service fees.
Advertising and Marketing
Advertising and marketing expense consists primarily of internet advertising, promotional items, agency fees, other marketing costs and compensation and benefits expenses, including stock-based compensation expense, for employees engaged in advertising and marketing.
Interest Income
Interest income primarily consists of income earned on our interest-bearing deposit accounts.
Interest Expense
Interest expense primarily consists of interest incurred under our 2025 Convertible Notes, and amortization of debt issuance costs.
Other Income, Net
Other income, net, primarily consists of changes in the fair value of our warrant liabilities and loss on extinguishment of debt.

Results of Operations
We operate in two reportable segments to reflect the way our CODM reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our audited consolidated financial statements for the fiscal years ended March 31, 2026, 2025, and 2024 included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended March 31,
	2026	2025	2024	2026 vs 2025	2025 vs 2024
	(in thousands)
Consolidated Statement of Operation Data:
Revenue
Direct to Consumer	$324,927	$415,837	$436,446	(21.9)%	(4.7)%
Commerce	69,916	68,345	53,738	2.3%	27.2%
Total revenue	394,843	484,182	490,184	(18.5)%	(1.2)%
Cost of revenue
Direct to Consumer	111,186	145,011	157,578	(23.3)%	(8.0)%
Commerce	41,772	37,183	30,454	12.3%	22.1%
Total cost of revenue	152,958	182,194	188,032	(16.0)%	(3.1)%
Gross profit	241,885	301,988	302,152	(19.9)%	(0.1)%
Operating expenses:
Advertising and marketing	59,213	83,756	79,282	(29.3)%	5.6%
General and administrative	222,850	253,380	268,390	(12.0)%	(5.6)%
Total operating expenses	282,063	337,136	347,672	(16.3)%	(3.0)%
Loss from operations	(40,178)	(35,148)	(45,520)	14.3%	(22.8)%
Interest income	1,880	4,926	7,533	(61.8)%	N/M
Interest expense	(1,856)	(2,788)	(4,351)	(33.4)%	(35.9)%
Other income, net	1,146	132	5,328	768.2%	(97.5)%
Net loss before income taxes	(39,008)	(32,878)	(37,010)	18.6%	(11.2)%
Provision for income taxes	—	—	—	0.0%	0.0%
Net loss	$(39,008)	$(32,878)	$(37,010)	18.6%	(11.2)%

N/M means not meaningful.

Comparison of the Fiscal Years Ended March 31, 2026 and March 31, 2025
Revenue

	Fiscal Year Ended March 31,
	2026	2025	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer	324,927	415,837	(90,910)	(21.9)%
Commerce	69,916	68,345	1,571	2.3%
Total revenue	$394,843	$484,182	$(89,339)	(18.5)%
Percentage of Revenue
Direct to Consumer	82.3%	85.9%
Commerce	17.7%	14.1%
Direct to Consumer revenue decreased by $90.9 million, or 21.9%, for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025. This decrease was primarily driven by a 23.8%, or 3.2 million decrease in Total Orders. The decrease was partially offset by an increase in revenue from BARK Air of $6.5 million. Total BARK Air revenue was $12.4 million or 3.8% of Direct to Consumer revenue.
Commerce revenue increased by $1.6 million, or 2.3%, for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025. This increase was primarily driven by sales volume from existing and new customers.
Gross Profit

	Fiscal Year Ended March 31,
	2026	2025	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer	$213,741	$270,826	$(57,085)	(21.1)%
Commerce	28,144	31,162	(3,018)	(9.7)%
Total gross profit	$241,885	$301,988	$(60,103)	(19.9)%
Percentage of revenue	61.3%	62.4%
Direct to Consumer gross profit decreased by $57.1 million, and Commerce gross profit decreased by $3.0 million, for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue and the decrease in Commerce gross profit was primarily due to a decrease in revenue due to the opportunistic sell-through of surplus inventory and customer mix.
Gross profit as a percentage of revenue decreased 110 basis points for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025.
Direct to Consumer gross margin was 65.8%, 66 basis points higher than the same period last year. Excluding the impact of BARK Air, Direct to Consumer gross margin increased 230 basis points compared to the same period last year. The increase in Direct to Consumer gross margin is primarily attributable to product cost improvements and plan mix changes.

Commerce gross margin was 40.3%, 540 basis points lower than the same period last year. The decrease in Commerce gross margin is primarily attributable to opportunistic sell-through of surplus inventory, and changes in customer mix.
Operating Expenses
General and Administrative Expense

	Fiscal Year Ended March 31,
	2026	2025	$ Change	% Change
	( in thousands)
Other general and administrative	103,408	114,257	(10,849)	(9.5)%
Shipping and fulfillment	119,442	139,123	(19,681)	(14.1)%
Total General and administrative	$222,850	$253,380	$(30,530)	(12.0)%
Percentage of revenue	56.4%	52.3%
General and administrative expense decreased by $30.5 million, or 12.0%, for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025. This decrease during the period was primarily due to: decreased shipping and fulfillment costs of $19.7 million attributable to lower DTC volumes, decreased compensation expense of $6.5 million due to a decrease in headcount and decreased consulting expense of $1.0 million, as the business continued to manage its cost base. The remaining decrease in general and administrative costs is due to a reduction in rent, office expenses.
Advertising and Marketing

	Fiscal Year Ended March 31,
	2026	2025	$ Change	% Change
	( in thousands)
Advertising and marketing	$59,213	$83,756	$(24,543)	(29.3)%
Percentage of revenue	15.0%	17.3%
Advertising and marketing expense decreased by $24.5 million, or 29.3%, for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025. The decrease is attributable to a strategic decrease in DTC marketing spend.
Interest Income

	Fiscal Year Ended March 31,
	2026	2025	$ Change	% Change
	( in thousands)
Interest income	$1,880	$4,926	$(3,046)	(61.8)%
Percentage of revenue	0.5%	1.0%
Interest income decreased by $3.0 million for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025. The decrease in interest income is due to an overall decrease in cash in interest-bearing deposit accounts.

Interest Expense

	Fiscal Year Ended March 31,
	2026	2025	$ Change	% Change
	( in thousands)
Interest expense	$(1,856)	$(2,788)	$932	(33.4)%
Percentage of revenue	(0.5)%	(0.6)%
Interest expense decreased by $0.9 million, or 33.4%, for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025. The decrease is attributable to the timing of the 2025 Convertible Note repurchase which occurred on November 6, 2025.
Other Income, net

	Fiscal Year Ended March 31,
	2026	2025	$ Change	% Change
	( in thousands)
Other income, net	1,146	132	$1,014	768.2%
Percentage of revenue	0.3%	—%
Other income, net increased by $1.0 million for the fiscal year ended March 31, 2026 compared to the fiscal year ended March 31, 2025. The increase in other income, net, was primarily due to the decrease in the fair value of our warrant liabilities of $0.9 million, and increased sublease income of $0.6 million.

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
Non-GAAP Financial Measures
We report our financial results in accordance with U.S. GAAP. However, management believes that Adjusted Net Loss, Adjusted Net Income (Loss) Margin, Adjusted Net Income (Loss) Per Common Share, Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow, all non-GAAP financial measures (together the “Non-GAAP Measures”), provide investors with additional useful information in evaluating our performance.
We calculate Adjusted Net Income (Loss) as net loss, adjusted to exclude: (1) stock-based compensation expense, (2) change in fair value of warrants and derivatives, (3) sales and use tax income, (4) restructuring charges related to reduction in force payments, (5) gain on extinguishment of debt, (6) litigation expenses (consisting of legal and related fees for a specific proceeding that is outside of our ordinary course of business), (7) warehouse restructuring costs, (8) non-cash impairment of previously capitalized software and cloud computing implementation costs, (9) technology modernization costs, (10) product line exit costs, (11) strategic transaction costs, (12) headquarters transition costs and (13) other items (as defined below).
We calculate Adjusted Net Income (Loss) Margin by dividing Adjusted Net Income (Loss) for the period by Revenue for the period.
We calculate Adjusted Net Income (Loss) Per Common Share by dividing Adjusted Net Income (Loss) for the period by weighted average common shares used to compute net loss per share attributable to common stockholders for the period.

We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest income, (2) interest expense, (3) depreciation and amortization expense, (4) stock-based compensation expense, (5) change in fair value of warrants and derivatives, (6) capitalized cloud computing amortization, (7) sales and use tax income, (8) restructuring charges related to reduction in force payments, (9) gain on extinguishment of debt, (10) litigation expenses (consisting of legal and related fees for a specific proceeding that is outside of our ordinary course of business), (11) warehouse restructuring costs, (12) non-cash impairment of previously capitalized software and cloud computing implementation costs, (13) technology modernization costs, (14) product line exit costs, (15) strategic transaction costs, (16) headquarters transition costs and (17) other items (as defined below).
We calculate Adjusted EBITDA Margin by dividing Adjusted EBITDA for the period by revenue for the period.
We calculate Free Cash Flow as net cash provided by (used in) operating activities less capital expenditures.
The Non-GAAP Measures are financial measures that are not required by, or presented in accordance with U.S. GAAP. We believe that the Non-GAAP Measures, when taken together with our financial results presented in accordance with U.S. GAAP, provide meaningful supplemental information regarding our operating performance and facilitate internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of the Non-GAAP Measures is helpful to our investors as they are measures used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.
The Non-GAAP Measures are presented for supplemental informational purposes only, have limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of the Non-GAAP Measures include that (1) the measures do not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect these capital expenditures, (3) Adjusted EBITDA and Adjusted EBITDA Margin do not consider the impact of stock-based compensation expense, which is an ongoing expense for the Company, (4) Adjusted EBITDA and Adjusted EBITDA Margin do not reflect other non-operating expenses, including interest expense, and (5) Free cash flow does not represent the total residual cash flow available for discretionary purposes and does not reflect our future contractual commitments. In addition, our use of the Non-GAAP Measures may not be comparable to similarly titled measures of other companies because they may not calculate the Non-GAAP Measures in the same manner, limiting their usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider the Non-GAAP Measures alongside other financial measures, including our net loss and other results stated in accordance with U.S. GAAP.

The following table presents a reconciliation of Adjusted net loss to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted net loss margin and Adjusted net loss per common share for the periods presented:
Adjusted Net Loss

	Fiscal Year Ended March 31,
	2026	2025	2024

Net loss	$(39,008)	$(32,878)	$(37,010)
Stock-based compensation expense	14,351	12,735	12,931
Change in fair value of warrants and derivatives	(913)	521	(2,738)
Sales and use tax income (1)	(950)	(2,417)	(487)
Restructuring	3,835	3,829	1,660
Gain on extinguishment of debt	—	—	(1,828)
Litigation expenses (2)	1,168	1,839	175
Warehouse restructuring costs	2,522	4,738	814
Impairment of assets	1,079	3,599	3,079
Technology modernization (3)	1,521	2,400	684
Product line exit costs (4)	2,774	—	—
Strategic transaction costs (5)	1,666	—	—
Headquarters Transition (6)	534	—	—
Other items (7)	317	1,316	2,698
Adjusted net loss	$(11,104)	$(4,318)	$(20,022)
Net loss margin	(9.88)%	(6.79)%	(7.55)%
Adjusted net loss margin	(2.81)%	(0.89)%	(4.08)%
Adjusted net loss per common share - basic and diluted	$(1.30)	$(0.50)	$(2.26)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	8,542,502	8,719,978	8,863,029

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Fiscal Year Ended March 31
	2026	2025	2024
	(in thousands)
Net loss	$(39,008)	$(32,878)	$(37,010)
Interest income	(1,880)	(4,926)	(7,533)
Interest expense	1,856	2,788	4,351
Depreciation and amortization expense	9,102	11,222	12,602
Stock-based compensation expense	14,351	12,735	12,931
Change in fair value of warrants and derivatives	(913)	521	(2,738)
Cloud computing amortization	2,237	594	—
Sales and use tax income (1)	(950)	(2,417)	(487)
Restructuring	3,835	3,829	1,660
Gain on extinguishment of debt	—	—	(1,828)
Litigation expenses (2)	1,168	1,839	175
Warehouse restructuring costs	2,522	4,738	814
Impairment of assets	1,079	3,599	3,079
Technology modernization (3)	1,521	2,400	684
Product line exit costs (4)	2,774	—	—
Strategic transaction costs (5)	1,666	—	—
Headquarters transition (6)	534	—	—
Other items (7)	317	1,316	2,698
Adjusted EBITDA	$211	$5,360	$(10,602)
Net loss margin	(9.88)%	(6.79)%	(7.55)%
Adjusted EBITDA margin	0.05%	1.11%	(2.16)%
(1)Sales and use tax income relates to recording a liability for sales and use tax we did not collect from our customers. Historically, we had collected state or local sales, use, or other similar taxes in certain jurisdictions in which we only had physical presence. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc. that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have positioned themselves to require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state and accordingly, we recorded a liability in those periods in which we created economic nexus based on each state’s requirements. Accordingly, we now collect, remit, and report sales tax in all states that impose a sales tax. Subsequently, as certain of these liabilities are waived by tax authorities or the applicable statute of limitations expires, the related accrued liability is reversed.

(2)Litigation expenses related to a stockholder class action complaint, see Item 3. Legal Proceedings.

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

(4)In January of 2026, we made the decision to discontinue all kibble products as well as dental and certain lines of treat products. The decision was made to streamline focus to prioritize our core toy identity while improving operational efficiency and our profitability profile. Accordingly, we believe that these costs are discrete and non-recurring in nature. Exit costs of $2.8 million were recorded in cost of revenues in the consolidated statement of operations.

(5)Represents strategic transaction costs, which include investment banking fees, legal due diligence and related documentation costs, finance and accounting diligence and documentation.

(6)In February of 2026, we relocated our corporate headquarters. As part of the relocation, we recorded a $0.5 million loss on the disposal of furniture and fixtures, and other equipment. We believe this loss is discrete and non-recurring in nature, and not reflective of ongoing trends in the cost of doing business.

(7)For the fiscal year ended March 31, 2026, other items is comprised of executive transition costs of $0.3 million, and costs associated with the share repurchase program of less than $0.1 million. For the fiscal year ended March 31, 2025, other items is comprised of executive transition costs of $0.8 million, costs associated with the share repurchase program of $0.4 million, and duplicate headquarters rent of less than $0.1 million. For the fiscal year ended March 31, 2024, other items is comprised of non-recurring retention payments to management of $1.4 million, executive transition costs of $1.3 million, tax penalties of less than $0.1 million, and duplicate headquarters rent of less than $0.1 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with U.S. GAAP, for each of the periods indicated:
Free Cash Flow

	Fiscal Year Ended March 31
	2026	2025	2024
Free cash flow reconciliation:
Net cash (used in) provided by operating activities	$(23,158)	$(7,079)	$6,060
Capital expenditures	(3,416)	(6,157)	(8,831)
Free cash flow	$(26,574)	$(13,236)	$(2,771)

Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of approximately $19.3 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and available proceeds from borrowings (as described below), will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we are in compliance with as of March 31, 2026 and expect to be in compliance with during the next 12 months.
Our material cash requirements include our lease arrangements for corporate offices, warehouses and certain equipment. As of March 31, 2026, we had fixed lease payment obligations of $37.7 million, with $5.2 million payable within 12 months.
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
Western Alliance Revolving Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, including a $10.0 million sublimit for letters of credit of which $9.2 million has been issued. The Credit Facility is subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in March 2026. After giving effect to this most recent amendment, the maturity date of the Credit Facility is August 29, 2026. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets. The Company is evaluating alternative options or further renewal of the Credit Facility.
The interest rate for borrowings under the Credit Facility is equal to (a) the greater (i) of the prime rate that is published in the Money Rates section of The Wall Street Journal from time to time and (ii) 5.25% per annum, plus (b) 0.50%, per annum.
The Credit Facility has a borrowing base subject to an amount equal to 80.00% of the Company’s trailing three months of subscription revenue and an amount equal to 80.00% of certain of the Company’s customer accounts receivable when a collateral audit is performed and 60.00% when no such collateral audit is performed. Western Alliance has first perfected security in substantially all of the Company’s assets, including its rights to its intellectual property.
The Credit Facility requires the Company to comply with certain financial and performance covenants, including, among other things, minimum cash deposits with Western Alliance. The Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, incurring indebtedness, making loans and investments, incurring liens, or entering into mergers, asset sales and transactions with affiliates.
As of March 31, 2026 and March 31, 2025, there were no outstanding borrowings under the Credit Facility. As of March 31, 2026 and March 31, 2025, the Company was compliant with its financial covenants.
Cash Flows
Comparison of the Fiscal Years Ended March 31, 2026, 2025 and 2024.
The following table summarizes our cash flows for the fiscal years ended March 31, 2026, 2025 and 2024:

	Fiscal Year Ended March 31
	2026	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(23,158)	$(7,079)	$6,060
Net cash used in investing activities	(3,416)	(6,157)	(8,831)
Net cash used in financing activities	(45,710)	(19,870)	(49,615)
Effect of exchange rate changes on cash	(81)	(69)	24
Net increase (decrease) in cash and restricted cash	$(72,365)	$(33,174)	$(52,362)
Cash flows (used in) provided by Operating Activities
Net cash flows in operating activities represent the cash receipts and disbursements related to our activities other than investing and financing activities.
Net cash flows used in operating activities is derived by adjusting our net loss for:
•non-cash operating items such as depreciation and amortization, stock-based compensation and other non-cash income or expenses; and
•changes in operating assets and liabilities reflect timing differences between the receipt and payment of cash associated with transactions.
For the fiscal year ended March 31, 2026, net cash used in operating activities was $23.2 million. This consisted of a net loss of $39.0 million, adjusted for non-cash charges totaling $29.5 million and a net unfavorable change of $13.7 million in operating assets and liabilities.
The non-cash charges primarily consisted of $14.4 million of stock-based compensation, $9.1 million of depreciation and amortization, $4.3 million of non-cash lease expense, and $1.1 million of asset impairment charges.
The unfavorable change in operating assets and liabilities was primarily driven by a decrease in inventory of $11.1 million and an increase in deferred revenue of $1.0 million, more than offset by an increase in accounts receivable of $2.9 million, a decrease in accounts payable and accrued expenses of $13.4 million, a $5.7 million reduction in operating lease liabilities, and a $2.3 million reduction in other liabilities.
For the fiscal year ended March 31, 2025, net cash used in operating activities was $7.1 million. This consisted of a net loss of $32.9 million, adjusted for non-cash charges totaling $36.9 million and a net favorable change of $11.1 million in operating assets and liabilities. The non-cash charges primarily consisted of $12.7 million of stock-based compensation, $11.2 million of depreciation and amortization, and $4.5 million of non-cash lease expense.
For the fiscal year ended March 31, 2024, net cash provided by operating activities was $6.1 million. This consisted of a net loss of $37.0 million, adjusted for non-cash charges totaling $30.5 million and a net favorable change of $12.5 million in operating assets and liabilities. The non-cash charges primarily consisted of $12.9 million of stock-based compensation, $12.6 million of depreciation and amortization, and $4.1 million of non-cash lease expense.
Cash flows used in Investing Activities
For the fiscal year ended March 31, 2026, net cash used in investing activities was $3.4 million, primarily due to capital expenditures for warehouse equipment and software implementation.
For the fiscal year ended March 31, 2025, net cash used in investing activities was $6.2 million, primarily due to capital expenditures.
For the fiscal year ended March 31, 2024, net cash used in investing activities was $8.8 million, primarily due to capital expenditures for warehouse machinery, leasehold improvements, equipment, and software implementations.

Cash flows used in Financing Activities
For the fiscal year ended March 31, 2026, net cash used in financing activities was $45.7 million, primarily due to the November 6, 2025 cash repurchase of the remaining $42.9 million aggregate principal amount of our 2025 Convertible Notes (see Note 6 — Debt), $1.8 million of common stock repurchases under our Board-authorized share repurchase program, and $1.5 million of payments for restricted stock units held for taxes.
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
Critical Accounting Policies and Estimates
This discussion and analysis of financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies are described in greater detail in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K.
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
We review current business trends and forecasts, and inventory aging to determine adjustments which we estimate will be needed to liquidate existing excess inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market, as applicable. We believe that all inventory write-downs required at March 31, 2026, have been recorded. Our historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of the current geopolitical conflicts and wars, supply chain and global logistics disruptions, and/or potential changes to trade policy, including the imposition of new or increased tariffs, it is possible that the required level of inventory reserves may need to be adjusted.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2026, we had cash and cash equivalents of approximately $19.3 million consisting of bank deposits and money market accounts. Due to the short-term duration of our cash equivalents, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Western Alliance Agreement. As of March 31, 2026 there were no outstanding borrowings under the Credit Facility. We monitor our cost of borrowing under our facility, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Western Alliance Agreement for all periods presented would not have a material impact on our consolidated financial statements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BARK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of BARK, Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BARK, Inc. and subsidiaries (the "Company") as of March 31, 2026 and March 31, 2025, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and March 31, 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
June 10, 2026
We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of BARK, Inc., and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BARK, Inc. and subsidiaries (the "Company") as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2026, of the Company and our report dated June 10, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
New York, New York
June 10, 2026

BARK, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)

	March 31,	March 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,282	$94,022
Accounts receivable—net	12,318	9,453
Prepaid expenses and other current assets	14,599	10,036
Inventory	75,545	88,126
Total current assets	121,744	201,637
PROPERTY AND EQUIPMENT—NET	17,183	21,475
INTANGIBLE ASSETS—NET	1,569	5,426
OPERATING LEASE RIGHT-OF-USE ASSETS	24,799	28,277
OTHER NONCURRENT ASSETS	4,695	3,820
TOTAL ASSETS	$169,990	$260,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,130	$20,364
Operating lease liabilities, current	5,211	5,798
Accrued and other current liabilities	20,834	34,054
Deferred revenue	22,223	21,251
Current portion of long-term debt	—	42,573
Total current liabilities	65,398	124,040
LONG-TERM DEBT	—	—
OPERATING LEASE LIABILITIES	32,466	36,802
OTHER LONG-TERM LIABILITIES	108	267
Total liabilities	97,972	161,109
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY (1):
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 8,683,336 shares issued and outstanding as of March 31, 2026 and 500,000,000 shares authorized; 8,486,645 shares issued and outstanding as of March 31, 2025.	1	1
Treasury stock, at cost, 865,161 and 799,630 shares, respectively	(26,500)	(24,730)
Additional paid-in capital	517,372	504,022
Accumulated deficit	(418,855)	(379,767)
Total stockholders’ equity	72,018	99,526
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$169,990	$260,635
(1) Share amounts presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the 1-for-20 reverse stock split that became effective on April 1, 2026. See Note 8, Stockholders’ Equity for additional details.
See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2026	2025	2024
REVENUE	$394,843	$484,182	$490,184
COST OF REVENUE	152,958	182,194	188,032
Gross profit	241,885	301,988	302,152
OPERATING EXPENSES:
Advertising and marketing	59,213	83,756	79,282
General and administrative	222,850	253,380	268,390
Total operating expenses	282,063	337,136	347,672
LOSS FROM OPERATIONS	(40,178)	(35,148)	(45,520)
INTEREST INCOME	1,880	4,926	7,533
INTEREST EXPENSE	(1,856)	(2,788)	(4,351)
OTHER INCOME—NET	1,146	132	5,328
NET LOSS BEFORE INCOME TAXES	(39,008)	(32,878)	(37,010)
PROVISION FOR INCOME TAXES	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(39,008)	$(32,878)	$(37,010)

Net loss per common share attributable to common stockholders—basic and diluted	$(4.57)	$(3.77)	$(4.18)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	8,542,502	8,719,978	8,863,029

See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2023	8,882,388	$1	—	$—	$480,370	$(309,834)	$170,537
Net Loss	—	—	—	—	—	(37,010)	(37,010)
Issuance for stock options exercised	6,341	—	—	—	108	—	108
Issuance for common stock vested	139,666	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	27,257	—	—	—	489	—	489
Common stock withheld for tax upon release	(46,815)	—	—	—	(1,409)	—	(1,409)
Excise tax	—	—	—	—	(62)	—	(62)
Purchase of treasury stock	—	—	(232,179)	(6,225)	—	—	(6,225)
Stock-based compensation	—	—	—	—	12,931	—	12,931
Cumulative translation adjustment	—	—	—	—	—	24	24
Balance - March 31, 2024	9,008,836	$1	(232,179)	$(6,225)	$492,427	$(346,820)	$139,383
Net Loss	—	$—	—	$—	$—	$(32,878)	$(32,878)
Issuance for stock options exercised	99,960	$—	—	$—	$1,358	$—	$1,358
Issuance for common stock vested	231,186	$—	—	$—	$—	$—	$—
Issuance of common stock in connection with the employee stock purchase plan	23,806	$—	—	$—	$425	$—	$425
Common stock withheld for tax upon release	(77,513)	$—	—	$—	$(2,867)	$—	$(2,867)
Excise tax	—	$—	—	$—	$(56)	$—	$(56)
Purchase of treasury stock	—	$—	(567,450)	$(18,505)	$—	$—	$(18,505)
Stock-based compensation	—	$—	—	$—	$12,735	$—	$12,735
Cumulative translation adjustment	—	$—	—	$—	$—	$(69)	$(69)
Balance - March 31, 2025	9,286,275	$1	(799,630)	$(24,730)	$504,022	$(379,767)	$99,526
Net Loss	—	$—	—	$—	$—	$(39,008)	$(39,008)
Issuance for stock options exercised	8,000	—	—	—	74	—	74
Issuance for common stock vested	325,914	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	26,347	—	—	—	359	—	359
Common stock withheld for tax upon release	(98,039)	—	—	—	(1,454)	—	(1,454)
Excise tax	—	—	—	—	20	—	20
Purchase of treasury stock	—	—	(65,531)	(1,770)	—	—	(1,770)
Stock-based compensation	—	—	—	—	14,351	—	14,351
Cumulative translation adjustment	—	—	—	—	—	(81)	(81)
Balance - March 31, 2026	9,548,497	$1	(865,161)	$(26,500)	$517,372	$(418,856)	$72,018
See notes to the consolidated financial statements.

BARK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended
	March 31,	March 31,	March 31,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,008)	$(32,878)	$(37,010)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation & amortization	9,102	11,222	12,602
Impairment of assets	1,065	3,599	3,079
Amortization of deferred financing fees and debt discount	307	412	578
Bad debt expense	74	—	154
Stock-based compensation expense	14,351	12,735	12,931
Loss on disposal of assets	534	23	72
Provision for inventory obsolescence	1,470	1,587	(548)
Gain on extinguishment of debt	—	—	(1,828)
Change in fair value of warrant liabilities and derivatives	(913)	521	(2,738)
Paid in kind interest on convertible notes	—	2,235	2,119
Non-cash lease expense	4,271	4,516	4,100
Changes in operating assets and liabilities:
Accounts receivable	(2,940)	(1,756)	(1,296)
Inventory	11,110	(5,535)	40,706
Prepaid expenses and other current assets	(1,577)	(986)	(1,074)
Other assets	(629)	(1,547)	700
Accounts payable and accrued expenses	(13,389)	11,691	(17,779)
Deferred revenue	977	(4,707)	(1,814)
Operating lease liabilities	(5,717)	(5,294)	(4,830)
Other liabilities	(2,246)	(2,917)	(2,064)
Net cash (used in) provided by operating activities	(23,158)	(7,079)	6,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,416)	(6,157)	(8,831)
Net cash used in investing activities	(3,416)	(6,157)	(8,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of restricted stock units held for taxes	(1,454)	(2,867)	(1,409)
Payment of finance lease obligations	(59)	(225)	(215)
Proceeds from the exercise of stock options	74	1,358	108
Proceeds from issuance of common stock under ESPP	359	425	489
Payments to repurchase common stock	(1,770)	(18,505)	(6,225)
Excise tax from stock repurchases	20	(56)	(63)
Payments of long-term debt	(42,880)	—	(42,300)
Net cash used in financing activities	(45,710)	(19,870)	(49,615)

Effect of exchange rate changes on cash	(81)	(69)	24

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(72,365)	(33,174)	(52,362)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	97,531	130,705	183,067
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$25,166	$97,531	$130,705

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	19,282	94,022	125,495
Restricted cash—prepaid expenses and other current assets, other noncurrent assets	5,884	3,509	5,210
Total cash, cash equivalents and restricted cash	$25,166	$97,531	$130,705

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,833	$100	$2,385
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$182	$4
Establishment of operating lease	$794	$—	$—
See notes to the consolidated financial statements.

BARK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS
BARK, Inc., is an omnichannel brand serving dogs across two categories: toys & accessories, and consumables. The Company is located and headquartered in Brooklyn, New York.
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
Liquidity and Capital Resources— Since inception, the Company has funded its operations primarily with cash flows from operations and issuances of preferred stock and convertible notes. The Company recognized net loss of $39.0 million, $32.9 million, and $37.0 million for the years ended March 31, 2026, 2025 and 2024, respectively. The Company expects that its cash resources will be sufficient to meet our liquidity, capital expenditure, and anticipated working capital requirements through the date which is twelve months from the date of filing this annual report.
As of March 31, 2026, the Company had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
Segments—The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The Company operates and manages the business across multiple operating segments which are aggregated based on similar qualitative and economic characteristics into two reporting segments: Direct to Consumer and Commerce. See Note 15 for further details.
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At March 31, 2026 and 2025, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate fair value based on consideration of current borrowing rates available to the Company.
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

The Company’s warrants include publicly-traded warrants (the “Public Warrants”) which were issued as one-third of a warrant per unit issued during the Company’s initial public offering on November 10, 2020, warrants sold in a private placement to Northern Star’s sponsor (the “Private Warrants”), and preferred share warrants issued by Legacy BARK which were assumed by the Company in connection with the Merger and exchanged into warrants for BARK common stock (the Public Warrants and the Private Warrants collectively, the “Common Stock Warrants”). As of June 1, 2026, all of the Common Stock Warrants have been exercised or expired and are no longer outstanding.

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
On June 1, 2026, all of the Common Stock Warrants expired in accordance with their terms and are no longer outstanding or exercisable. See further disclosure on the change in fair value of Public and Private Warrant liabilities within Note 13, “Other Income - Net.”
Cash and Cash Equivalents—Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months or less. As of March 31, 2026 and 2025, cash consists primarily of checking and operating accounts.
Restricted Cash— The Company had cash held as collateral by our payments processor for BARK Air and an escrow account under the surety bond requirements of the U.S. Department of Transportation. The Company has classified $5.9 million and $3.5 million within prepaid expenses and other current assets, as restricted cash as of March 31 2026, and 2025, respectively.
Accounts Receivable—Net—Accounts receivable are stated at net realizable value. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers. As of both March 31, 2026 and 2025, the Company had an allowance for doubtful accounts of approximately $0.1 million.
Tariff Refund Receivable - On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act ("IEEPA") does not authorize a U.S. President to impose tariffs during peacetime national emergencies, and that challenges to the legality of IEEPA tariffs are within the exclusive jurisdiction of the U.S. Court of International Trade ("CIT"), affirming the prior decision of the CIT in V.O.S. Selections, Inc. v. United States. Following this ruling, the CIT issued orders on March 4 and March 27, 2026 directing the U.S. Customs and Border Protection ("CBP") agency to liquidate or reliquidate all entries subject to IEEPA duties without regard to those duties, including entries for which liquidation has become final. On April 20, 2026, CBP launched its Consolidated Administration and Processing of Entries ("CAPE") portal to process refund claims.
The Company paid IEEPA tariffs on imported goods between February 4, 2025 and February 24, 2026. Based on the Supreme Court's ruling, the related CIT proceedings, the launch of the CAPE refund portal, and the Company's assessment of the recoverability of amounts paid, the Company concluded as of March 31, 2026 that recovery of the previously incurred IEEPA tariffs is probable. The CBP is proceeding with a phased rollout of refunds. Any potential recovery of IEEPA tariffs represents a loss recovery. The Company submitted claims that were accepted under Phase I of the IEEPA refund process in the amount of $3.3 million and a corresponding refund receivable was recorded within accounts receivable, net in the Company's consolidated balance sheet as of March 31, 2026. Of the $3.3 million, $2.7 million, and $0.6 million were recorded as reductions of cost of revenue, and inventory, respectively. There is still uncertainty regarding the timing and process of Phase II of the refund process. As of March 31, 2026, the Company has not recognized any receivable or loss recovery related to Phase II refunds of IEEPA tariffs because the realization of any recovery is dependent on future events, and the Company cannot conclude that recovery is probable as of the date of this Annual Report on Form 10-K; however, it is reasonably possible that additional potential refunds of IEEPA tariffs could be material.
The Company has reviewed its standard customer and material vendor agreements and concluded that no contractual or commercial obligation exists to remit any portion of the recovered amounts to customers or suppliers; the receivable is therefore presented gross. The Company will continue to monitor guidance issued by, and actions taken by, CBP and the CIT regarding the refund process.
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
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the fiscal years ended March 31, 2026, 2025 and 2024 the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 42% and one customer that accounted for 46% of gross accounts receivable as of March 31, 2026 and 2025, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 17.7% and 14.1% of total revenue for the fiscal years ended March 31, 2026 and 2025, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the fiscal years ended March 31, 2026 and 2025, the Company had two suppliers that accounted for 26% of total finished goods purchased and two suppliers that accounted for 40% of total finished goods purchased. The Company had two suppliers that accounted for 29% of the accounts payable balance and one supplier that accounted for 14% of the accounts payable balance as of March 31, 2026 and 2025, respectively.
Property and Equipment—Net—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided for using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense includes the amortization of finance lease assets. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The estimated useful lives for significant property and equipment categories are as follows:

Asset Class	Useful Life
Computer equipment, software, and domain names	3 years
Warehouse machinery and equipment	5 years
Furniture and fixtures	5 years
Leased equipment and leasehold improvements	Shorter of remaining lease term or estimated useful life
Long-Lived Assets and Intangible Assets—Net—The Company capitalizes qualifying internally-developed software development costs incurred during the application development stage, as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. Costs related to maintenance of internal-use software are expensed in the period incurred. Capitalized costs are amortized over the project’s estimated useful life of three years. Software development costs consist primarily of salary and benefits for the Company’s development staff and third-party contractors’ fees. Capitalized software development costs are included in intangible assets on the consolidated balance sheets and amortized to depreciation expense included in general and administrative expenses on the consolidated statement of operations and comprehensive loss for the fiscal years ended March 31, 2026, 2025, and 2024. The Company assesses long-lived assets for impairment in accordance with the provisions of ASC 360, Property, Plant and Equipment. A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. The Company estimates fair value based on the best information available, making necessary estimates, judgments and projections. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Leases—The Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets also include any lease payments made. Operating lease ROU assets are presented separately in non-current assets and finance lease ROU assets are included in property and equipment, net on the Company’s consolidated balance sheets. As the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate the Company would incur on its future lease payments over a similar term based on the information available at commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of March 31, 2026 and 2025, the Company did not include any options to extend leases in its lease terms as it was not reasonably certain to exercise them. The Company’s lease agreements do not contain residual value guarantees or covenants.
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
Toys & Accessories (“toys”)—The majority of our revenue in the toys category is derived from Barkbox and Super Chewer, which are subscription products that feature monthly themed boxes of premium-quality BARK toys and treats that are delivered directly to a dog’s home. Customers have the option to subscribe to these products on one, three, six, or twelve month basis. Subscription revenue is recognized at a point in time as control is transferred to the subscriber upon delivery of each monthly box. Revenue from our subscription products is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products, which includes an estimate of future returns and chargebacks based on historical rates. The transaction price is inclusive of fixed discounts which represent a reduction to revenue for each performance obligation. The Company records a refund reserve based on our historical refund patterns. The impact of our refund reserve on our operating results may fluctuate based on changes in customer refund activity over time. The refund liability related to toy direct to consumer revenue is recorded within accrued and other current liabilities on the consolidated balance sheets and was not material as of March 31, 2025 and 2024. During the life of their subscription, we offer customers incremental products via Add to Box “ATB”, which enables BARK to cross-sell customers into less discretionary products across our full portfolio of products including kibble, treats, toppers, dental, and more. ATB revenue is recognized at a point in time as control is transferred to the customer upon delivery of goods to the subscriber.
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
Sales Tax—As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted to the appropriate governmental tax authority on behalf of the customer. Sales tax collected from customers is not considered revenue and is included in accrued and other current liabilities until remitted. Total sales tax accrued was $2.7 million and $4.0 million, as of March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025, $2.0 million and $2.3 million of the sales tax accrued had been collected but not remitted, respectively.
On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc. that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have positioned themselves to require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state and accordingly, the Company recorded a liability in those periods in which it created economic nexus based on each state’s requirements. As certain of these liabilities are waived by tax authorities or the applicable statute of limitations expires, the related accrued liability is reversed. Total sales tax (income)/ expense recorded related to economic nexus was $(1.0) million, $(2.6) million and $0.9 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively, within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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
The Company reviews current business trends and forecasts, and inventory aging to determine adjustments which it estimates will be needed to liquidate existing excess inventories and record inventories at either the lower of cost or net realizable value or the lower of cost or market, as applicable. The Company believes that all inventory write-downs required at March 31, 2026, have been recorded. The Company’s historical estimates of inventory reserves have not differed materially from actual results. If market conditions were to change, including as a result of the current geopolitical conflicts and wars, supply chain and global logistics disruptions, and/or potential changes to trade policy, including the imposition of new or increased tariffs, it is possible that the required level of inventory reserves may need to be adjusted.
As of March 31, 2026 and 2025, the Company has recorded reserves to reflect inventories at their estimated net realizable value. The reserve balance as of March 31, 2026 and 2025 was $6.5 million and $5.1 million, respectively.
Cost of Revenues—Cost of revenues includes the purchase price of inventory sold, inbound freight costs associated with inventory, shipping supply costs, and inventory shrinkage costs.
General and Administrative—General and administrative expenses include compensation and benefits costs, including stock-based compensation expense, facility costs, insurance, professional service fees, donations of goods in kind and other general overhead costs including depreciation and amortization and account management support teams, as well as commissions. General and administrative expense also includes processing fees charged by third parties that provide payment processing services for credit cards. For the fiscal years ended March 31, 2026, 2025 and 2024 the Company recorded payment processing fees of $9.8 million, $10.6 million and $10.6 million, respectively, within general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Shipping and Fulfillment Cost—Shipping and fulfillment costs represent those costs incurred in operating and staffing fulfillment, including costs attributable to receiving, inspecting, picking, packaging and preparing customer orders for shipment, outbound freight costs associated with shipping orders to customers, and responding to inquiries from customers. Shipping generally occurs prior to the transfer of control to the customer and is therefore accounted for as a fulfillment expense. In circumstances where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for shipping and handling activities as a fulfillment cost rather than an additional promised service. Shipping and handling fees billed to the customers are recorded as revenue. During the years ended March 31, 2026, 2025, and 2024, the Company expensed $119.4 million, $139.1 million and $139.8 million, respectively, for shipping and fulfillment costs within general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Advertising Costs—Costs associated with the Company’s advertising is expensed as incurred and are included in advertising and marketing expense in the consolidated statements of operations and comprehensive loss. During the fiscal years ended March 31, 2026, 2025, and 2024, the Company expensed $34.0 million, $62.1 million and $63.3 million, respectively, for advertising costs, which is comprised primarily of print and internet advertising, and agency fees.
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
Net Loss Per Share—Basic net loss per share attributable to common stockholders is computed by dividing the loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted loss per share calculation, stock options, redeemable convertible preferred stock and warrants are considered to be potentially dilutive securities, but were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive and therefore, basic and diluted loss per share were the same for all periods presented. Note that the diluted loss per share figures are adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 8, Stockholders’ Equity.
Related Party Transactions—Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. During the fiscal year ended March 31, 2026 and 2025, there were no related party arrangements.
Recently Adopted Accounting Pronouncements
Beginning in the fiscal year 2026 annual reporting period, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. This standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of this standard did not have a material impact on our consolidated financial statements. For additional information, See Note 12 - Income Taxes.
Recently Issued Accounting Pronouncements
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

Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the fiscal years ended March 31, 2026, 2025, and 2024 were as follows (in thousands):

	Fiscal Year Ended
	March 31,
	2026	2025	2024
Revenue
Direct to Consumer:
Toys & Accessories(1)	$189,399	$262,307	$284,676
Consumables(1)	123,129	147,683	151,770
Other(2)	12,399	5,847	—
Total Direct to Consumer	$324,927	$415,837	$436,446
Commerce	69,916	68,345	53,738
Revenue	$394,843	$484,182	$490,184
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
Deferred revenue was $22.2 million, $21.3 million, and $26.0 million as of March 31, 2026, 2025, and 2024, respectively. During the fiscal years ended March 31, 2026, 2025, and 2024, the Company recognized $21.3 million, $26.0 million, and $27.8 million of revenue included in deferred revenue as of March 31, 2025, 2024, and 2023, respectively.
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

4.     PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment consisted of the following as of March 31, 2026 and 2025 (in thousands):

	March 31,
	2026	2025
Computer equipment, software, and domain names	$3,039	$4,067
Warehouse machinery and equipment	21,603	18,613
Furniture and fixtures	846	2,415
Leasehold improvements	19,782	19,782
Construction in process	13	153
Total property and equipment	45,283	45,030
Less: accumulated depreciation	(28,100)	(23,555)
Property and equipment—net	$17,183	$21,475

Intangible assets consisted of the following as of March 31, 2026 and 2025 (in thousands):

	March 31,
	2026	2025
Internally developed software	$4,270	$12,397
Less: accumulated amortization	(2,701)	(6,971)
Intangible assets—net	$1,569	$5,426
Total depreciation expense for property and equipment during the fiscal years ended March 31, 2026, 2025, and 2024 was $7.2 million, $6.7 million, and $7.9 million, respectively. Total amortization expense for internally developed software during the fiscal years ended March 31, 2026, 2025, and 2024 was $2.0 million, $4.5 million, and $4.7 million, respectively. Amortization expense related to finance leases amounted to $0.1 million, $0.2 million, and $0.2 million for fiscal years ended March 31, 2026, 2025, and 2024, respectively.
The Company recorded non-cash impairment of $1.1 million, $2.1 million and $2.6 million relating to internally developed software as part of a strategic shift to a new e-commerce platform for the fiscal years ended March 31, 2026 and 2025 and 2024, respectively. Depreciation, amortization and impairment expense is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
As of March 31, 2026 and 2025, equipment that was leased under finance leases and included in property and equipment, net in the consolidated balance sheets was de minimis.

5.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and 2025:

	March 31,
	2026	2025
Warrant liability	$—	$913
Sales tax payable	2,679	4,006
Accrued compensation costs	6,713	7,176
Accrued short term interest	—	786
Accrued professional and legal fees	1,293	1,580
Accrued marketing costs	2,741	4,302
Accrued shipping and fulfillment costs	1,551	4,228
Accrued inventory costs	—	3,506
Other accrued expenses	5,857	7,557
Accrued and other current liabilities	$20,834	$34,054

6.    DEBT
As of March 31, 2026 and 2025, long-term debt consisted of the following:

	March 31,
	2026	2025
Current portion of long-term debt
2025 Convertible Notes	$—	$42,880
Less: deferred financing fees and debt discount	—	(307)
Total current portion of long-term debt	$—	$42,573

Total debt	$—	$42,573
During the fiscal years ended March 31, 2026, 2025, and 2024, the Company incurred interest expense of $1.9 million, $2.8 million, and $4.4 million, respectively, on the Consolidated Statements of Operations and Comprehensive Loss. Interest expense for the fiscal years ended March 31, 2026, 2025, and 2024 included deferred financing fees and debt discount amortization of $0.3 million, $0.4 million, and $0.6 million, respectively. As of March 31, 2026 the Company had no accrued interest. As of 2025, the Company had accrued interest of $0.8 million within Accrued and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheet.
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
Western Alliance Bank—Revolving Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, including a $10.0 million sublimit for letters of credit of which $9.2 million has been issued. The Credit Facility is subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in March 2026. After giving effect to this most recent amendment, the maturity date of the Credit Facility is August 29, 2026. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets. The Company is evaluating alternative options or further renewal of the Credit Facility.
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
As of March 31, 2026 and March 31, 2025, there were no outstanding borrowings under the Credit Facility. As of March 31, 2026 and March 31, 2025, the Company was compliant with its financial covenants.
7.    RELATED PARTY TRANSACTIONS

There were no related party transactions during the fiscal years ended March 31, 2026 and 2025. During the fiscal year ended March 31, 2024, the Company repurchased 300,000 shares of the Company’s common stock, held by a former director for total consideration of $0.3 million. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
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
During the fiscal year ended March 31, 2025, the Company purchased 567,450 shares of its common stock under the program in open market transactions for $18.5 million at an average price of $32.61. During the fiscal year ended March 31, 2026, the Company repurchased a total of 65,531 shares of its common stock under the program for $1.8 million at an average price of $27.00. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. As of March 31, 2026, none of the shares authorized for issuance under the stock repurchase program remained available for future share repurchases. Treasury stock activity also includes the Company’s common stock repurchased in conjunction with a related party transaction. See Note 7, “Related Party Transactions,” for additional details.
Reverse Stock Split
On April 1, 2026, the Company effected a one-for-twenty (1-for-20) reverse stock split (the "Reverse Stock Split") of its common stock, par value $0.0001 per share ("Common Stock"), pursuant to an amendment to the Company's Restated Certificate of Incorporation approved by stockholders on March 25, 2026 and by the Board of Directors thereafter. The amendment became effective at 12:01 a.m. Eastern Time on April 1, 2026, at which time every twenty shares of issued and outstanding Common Stock were combined into one share. The number of authorized shares remained unchanged at 500,000,000, and the par value per share remained $0.0001. No fractional shares were issued; fractional shares were rounded down to the nearest whole share, and holders otherwise entitled to fractional shares will receive a cash payment in lieu thereof. The Common Stock began trading on a split-adjusted basis on the New York Stock Exchange under the existing symbol "BARK" on April 1, 2026.
In connection with the Reverse Stock Split, the number of shares available for issuance under, and the number of shares and exercise, grant or purchase prices of outstanding awards under, the Company's 2011 Stock Incentive Plan, 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan were proportionately adjusted. All outstanding warrants were also proportionately adjusted in accordance with their terms, including the number of shares issuable and the applicable exercise prices.
All share and per-share amounts presented in these consolidated financial statements and the accompanying notes, including weighted-average shares outstanding, basic and diluted loss per share, shares reserved for issuance, shares subject to outstanding equity awards and warrants, and related exercise and conversion prices, have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented.

9.    STOCK-BASED COMPENSATION PLANS
Equity Incentive Plans
The Barkbox, Inc. 2011 Stock Incentive Plan (as amended from time to time, the “2011 Plan”) provides for the award of stock options and other equity interests in the Company to directors, officers, employees, advisors or consultants of the Company.
On June 1, 2021, in connection with the Merger, the 2021 Equity Incentive Plan (the “2021 Plan”) became effective and 846,475 authorized shares of common stock were reserved for issuance thereunder. In addition, pursuant to the terms of the Merger Agreement, on the Closing Date of the Merger, options to purchase shares of Legacy BARK’s common stock previously issued under the 2011 Plan were converted into options to purchase an aggregate of 1,469,517 shares of BARK common stock.
For each fiscal year beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan may be increased by a number, determined and approved by the Board on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2023, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 443,808 shares. As of March 31, 2026, 739,010 shares of shares of common stock were available for the Company to grant under the 2021 Plan; there were no remaining shares available for grant under the 2011 Plan. Periodically, the Company issues new hire, promotion and other awards under the 2021 Plan and awards may be forfeited resulting in the underlying shares returning to the 2021 Plan.
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
Employee Stock Purchase Plan
In June 2021, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) became effective. The 2021 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. On the first day of each fiscal year commencing on April 1, 2022 and ending on (and including) March 31, 2041, the aggregate number of shares of common stock that may be issued under the ESPP shall increase by a number, determined by the Board on or before May 1st of such fiscal year, not to exceed the lesser of (i) one percent (1%) of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year or (ii) 75,000 shares of common stock. If the Board does not determine to increase the aggregate number of shares of common stock in the ESPP by May 1 of the applicable fiscal year, then the increase shall be zero for that year.
In April 2025, the Board approved the authorization of an additional 75,000 shares of common stock that may be issued under the 2021 ESPP. A total of 292,905 shares of common stock have been reserved for future issuance under the 2021 ESPP.
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
The fair value assumptions used to determine the fair value of ESPP rights were estimated on the grant dates using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,
	2026	2025	2024
Expected term (years)	0.5	0.5	0.5
Expected volatility	60.0% - 69.0%	67.6 - 76.0%	61.9 - 77.6%
Risk-free interest rate	3.66% - 4.30%	4.4 - 5.4%	5.39 - 5.39%
Expected dividend yield	—%	—%	—%
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
For the fiscal year ended March 31, 2026, employees who elected to participate in the ESPP purchased a total of 26,347 shares of common stock at an average price of $13.59, resulting in cash proceeds to the Company of approximately $0.4 million. ESPP employee payroll contributions accrued as of March 31, 2026 were de minimis, and are included within accrued and other current liabilities in the consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.
Stock Option Activity
The following is a summary of stock option activity for the fiscal year ended March 31, 2026:

	Number Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2025	457,107	47.46	4.73	$0.8
Granted	1,250	25.20
Exercised	(8,000)	9.44
Cancelled or forfeited	(10,034)	25.84
Expired	(8,990)	151.46
Outstanding as of March 31, 2026	431,333	$46.43	4.59	$—
Vested and expected to vest as of March 31, 2026	429,512	$46.51	4.57	$—
Exercisable as of March 31, 2026	389,816	$48.19	4.28	$—
The weighted-average grant-date fair value of options granted during the years ended March 31, 2026, 2025 and 2024 was $25.20, $27.60 and $23.40 respectively.
The aggregate intrinsic value of options exercised during the year ended March 31, 2026, 2025 and 2024 was less than $0.1 million, $2.5 million and $0.1 million respectively.

As of March 31, 2026, there was $0.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average remaining vesting period of 0.9 years.
The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. During the years ended March 31, 2026, 2025, and 2024 the weighted average of the assumptions used in the Black-Scholes option pricing model were as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Expected term (years)	6.00	5.21	5.26
Expected volatility	69.79%	70.38%	73.71%
Risk-free interest rate	4.07%	4.54%	4.21%
Expected dividend yield	—%	—%	—%
Restricted Stock Unit (“RSU”) Activity
The following table summarizes the activity related to the Company’s RSUs for Fiscal Year Ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of March 31, 2025	851,259	$30.70
Granted	672,354	$18.80
Released	(325,914)	$31.31
Forfeited	(229,041)	$24.68
Unvested and outstanding as of March 31, 2026	968,658	$23.67
The following table summarizes the weighted average grant-date fair value of RSUs and total fair value of vested RSUs for the periods presented:

	Fiscal Year Ended March 31,
	2026	2025	2024
Weighted average grant-date fair value of RSUs	$18.80	$30.00	$23.20
Total fair value of released RSUs (in millions)	$5.6	$7.4	$3.3
As of March 31, 2026, total unrecognized compensation expense related to RSUs was $12.7 million and is expected to be recognized over a weighted average period of 2.41 years. The fair value for RSUs is established based on the market price of the Company’s common stock on the date of grant.

Stock-Based Compensation
The following table summarizes the total stock-based compensation expense by function and by type of award for the fiscal years ended March 31, 2026, 2025, and 2024 (in thousands):

	Fiscal Year ended
	March 31,
	2026	2025	2024
General and administrative	$13,177	$11,505	$11,754
Advertising and marketing	$1,174	1,230	1,177
Total stock-based compensation expense	$14,351	$12,735	$12,931

Stock-based compensation expense by type of award
RSUs	$10,961	$9,856	$8,268
Stock options	963	1,809	3,803
Management Incentive Program	2,242	826	284
Market-based award	—	—	304
ESPP	185	244	272
Total stock-based compensation expense	$14,351	$12,735	$12,931

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
The Company’s finance leases as of March 31, 2026 and March 31, 2025 were not material and were included in property and equipment, net, on the Company’s consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets as of March 31, 2026 and 2025 (in thousands):

		March 31,
Leases	Consolidated Balance Sheets Location	2026	2025

Assets
Operating	Operating lease right-of-use assets	$24,799	$28,277
Total operating lease assets		$24,799	$28,277
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$5,211	$5,798
Operating lease liabilities (non-current)	Operating lease liabilities	$32,466	$36,802
Total operating lease liabilities		$37,677	$42,600

The following schedule represents the components of operating lease expense for the fiscal years ended March 31, 2026 and 2025 (in thousands):

		Fiscal Year Ended
	Consolidated Statements of Operations and Comprehensive Loss Location	March 31, 2026	March 31, 2025
Operating lease costs	General and administrative	$7,110	$7,096
Short-term lease costs	General and administrative	24	63
Sublease income	Other income	(1,202)	(611)
Total lease costs		$5,932	$6,548
As of March 31, 2026, the Company’s maturity of operating lease liabilities in the years through March 31, 2030, and thereafter are as follows (in thousands):

Operating Leases
2027	$8,568
2028	8,819
2029	9,155
2030	5,854
2031	5,444
Thereafter	26,063
Total lease payments	63,903
Less: imputed interest	(26,226)
Present value of lease liabilities	$37,677
Other operating leases information:

	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities	$8,555	$8,476
Right-of-use assets obtained in exchange for new lease liabilities	$794	$—
Weighted-average remaining term (years)	9.4	9.7
Weighted average discount rate	7.3%	7.1%
 The Company has entered into a lease agreement for the relocation of its corporate headquarters which commenced on February 1, 2026. The lease term is for 3 years. The estimated average annual lease payments under this agreement are $0.3 million.
In January 2026, the Company entered into a sublease agreement for its former headquarters at 120 Broadway, Floor 12, New York, New York, 10271. The term of the Sublease is approximately seven years and began on February 1, 2026, the date the Company commenced business operations at its new premises. The agreement includes an extension option at the subtenant’s discretion for an additional five years through 2038. The sublease provides for monthly base rent of approximately $0.2 million per month for the first year with annual increases thereafter. There was no impairment recorded in connection with the sublease. The Company recorded $0.5 million of fixed asset disposal costs in connection with the change in headquarters.

11.    COMMITMENTS AND CONTINGENCIES
Litigation
On March 20, 2024, three alleged stockholders filed a putative class action complaint in the lawsuit styled Kenville v. Northern Star Sponsor LLC, et al., Case No. 2024-276, which is pending in the Delaware Court of Chancery. The lawsuit asserts claims arising from Northern Star Acquisition Corp.’s (“Northern Star”) 2021 acquisition of Legacy BARK. The claims are asserted on behalf of a putative class consisting of Northern Star stockholders who held stock as of the redemption deadline and who elected not to redeem all or some of their stock. On February 21, 2025, the plaintiffs filed a Verified Second Amended Complaint (the “SAC”), which asserts claims that certain former officers and directors of Northern Star breached fiduciary duties to Northern Star’s stockholders and were unjustly enriched in connection with the acquisition of Legacy BARK and that Legacy BARK, two of its founders, and BARK, Inc. (collectively, the “BARK Defendants”) aided and abetted the alleged breaches of fiduciary duties. On March 7, 2025, the BARK Defendants filed a motion to dismiss the aiding and abetting claim alleged against them, and the remaining defendants filed an answer to the SAC. On July 1, 2025, the Court entered an order granting the parties’ stipulation dismissing the claims against the BARK Defendants without prejudice. On October 31, 2025, the Court entered an order granting plaintiffs’ motion for class certification. Fact discovery in the case is currently proceeding, and the case is set for a trial to begin September 8, 2027.
On March 12, 2026, an individual plaintiff filed a putative class action complaint in the lawsuit styled Steuer v. BarkBox, Inc., Case No. 1:26-cv-02038, which is pending in the United States District Court for the Southern District of New York. The lawsuit asserts claims arising from BarkBox, Inc.’s alleged delivery of unsolicited marketing text messages to telephone numbers registered on the National Do-Not-Call Registry in violation of the Telephone Consumer Protection Act (“TCPA”), 47 U.S.C. § 227, et seq. The plaintiff asserts his claims on behalf of a putative class consisting of all persons in the United States whose telephone numbers were on the National Do-Not-Call Registry for at least 31 days but who received more than one telemarketing text message from or on behalf of BarkBox, Inc. promoting its goods or services within a 12-month period at any time in the period beginning four years before the date the complaint was filed through trial. The complaint seeks certification of the class, statutory damages of up to $500 per violation pursuant to 47 U.S.C. § 227(c)(5), treble damages for willful or knowing violations, injunctive relief, and attorneys’ fees and costs. The matter is in its early stages. BarkBox, Inc. filed its answer on April 23, 2026. Counsel for the parties has met to discuss a proposed case management and initial scheduling order, but no order has been entered by the Court at this time.
On May 13, 2026, an individual plaintiff filed a putative class action complaint in the lawsuit styled Davidson v. BarkBox, Inc., Case No. 26-2-15886-0 SEA, which is pending in the Superior Court of the State of Washington, King County. The lawsuit asserts claims under Washington’s Commercial Electronic Mail Act (“CEMA”), RCW 19.190, et seq. and the Washington Consumer Protection Act (“CPA”), RCW 19.86, arising from BarkBox, Inc.’s alleged transmission of commercial marketing emails containing false or misleading subject lines to Washington residents. The complaint alleges that BarkBox, Inc. sent emails with subject lines falsely representing that advertised discounts were internal, employee-only offers or were available for a limited time only, when in fact the promotions were publicly available and repeatedly extended. The plaintiff’s claims are asserted on behalf of a putative class consisting of all Washington residents who received promotional emails from BarkBox, Inc. with subject lines advertising supposedly internal or time-limited sales or discounts on BarkBox products within the governing statute of limitations. The complaint seeks certification of the class, the greater of actual or statutory damages of $500 per email, treble damages, injunctive relief, and attorneys’ fees and costs. The case has a trial date of May 17, 2027 has been set. The matter is in its early stages, and no answer or other responsive motion has been filed.
In addition, the Company is from time to time subject to, and is presently involved in, litigation and other legal proceedings in the ordinary course of business. While it is not possible to determine the outcome of any legal proceedings brought against the Company, the Company believes that, except for the matter described above, there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on the Company’s business, financial condition or operating results. The Company’s view and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.

12.    INCOME TAXES
Beginning with the fiscal year ended March 31, 2026 annual reporting period, the Company adopted ASU 2023-09 prospectively. See Note 2 — Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements for additional details. A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended March 31, 2026 is as follows (in thousands, except percentages):

	March 31,
	2026
Federal statutory rate	$(8,192)	21.00%
State taxes, net of federal benefits	—	—
Change in valuation allowance	4,203	(10.77)%
Nontaxable and Nondeductible items
Stock Compensation	3,970	(10.18)%
Other	151	(0.39)%
Other Adjustments	(132)	0.34%
Total	$—	—%
A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate for the fiscal years ended March 31, 2025 and 2024 is as follows:

	March 31,
	2025	2024
Federal statutory rate	21.00%	21.00%
Permanent differences	(0.22)	(0.19)
State taxes, net of federal benefits	3.51	(0.27)
Change in valuation allowance	(17.34)	(14.08)
Interest expense	(1.47)	(2.06)
Warrant mark-to-market	(0.34)	1.56
Stock-based compensation	(5.01)	(5.71)
Other deferred adjustments	(0.13)	(0.25)
Total	—%	—%
The components of the Company’s deferred taxes are as follows (in thousands):

	As of March 31,
	2026	2025
Net operating loss carryforwards	$84,368	$73,456
Charitable contributions	1,166	1,132
Interest expense	63	499
UNICAP	3,225	3,725
Lease Liabilities	12,625	10,819
Stock compensation	1,308	3,583
Accruals and other	1,748	4,932
Depreciation	1,370	888
Total deferred tax assets	105,873	99,034
Valuation allowance	(95,931)	(91,258)
Net deferred tax assets	9,942	7,776

Lease right-of-use asset	(9,942)	(7,776)
Total deferred tax liabilities	(9,942)	(7,776)
Net deferred tax assets	$—	$—

As of March 31, 2026, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $348.4 million, of which $60.5 million begin to expire in 2031 and $288.0 million can be carried forward indefinitely. The Company also had state NOLs of approximately $217.3 million, of which $183.4 million begin to expire at various times in 2027 through 2031 and $34.0 million can be carried forward indefinitely. In addition, the Company has foreign NOLs of approximately $0.7 million, of which less than $0.1 million begin to expire in 2028 and approximately $0.7 can be carried forward indefinitely.
As of March 31, 2025, the Company had federal NOLs of approximately $303.3 million, of which $60.5 million begin to expire in 2031 and $242.8 million can be carried forward indefinitely. The Company also had state NOLs of approximately $190.5 million, of which $160.6 million begin to expire at various times in 2026 through 2031 and $30.0 million can be carried forward indefinitely. The Company had foreign NOLs which were de minimis and begin to expire in 2028.
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
The Company has recorded a valuation allowance against its deferred tax assets in each of the fiscal years ended March 31, 2026 and 2025, because the Company’s management believes that it is more likely than not that these assets will not be realized. As a result of generating additional net operating losses, the valuation allowance increased by approximately $4.7 million, from $91.3 million as of March 31, 2025 to $95.9 million as of March 31, 2026.
The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended March 31, 2026, 2025 and 2024. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax years from 2021 forward remain open to examination by the respective taxing authorities. Currently, no federal, state, or foreign income tax returns are under examination. To the extent the Company utilizes tax attribute carryforwards generated in prior years, such years remain subject to adjustment by the relevant taxing authorities.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The enactment of OBBBA did not have a material impact on our effective tax rate or consolidated financial statements, but the Company continues to evaluate its provisions.

13.    OTHER INCOME —NET
Other income—net consisted of the following:

	Fiscal Year Ended March 31
	2026	2025	2024
Other income (expense)	$233	$(389)	$762
Change in fair value of warrants	913	521	2,738
Gain on extinguishment of debt	—	—	1,828
Other income-net	$1,146	$132	$5,328
14.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Fiscal Year Ended March 31
	2026	2025	2024
Numerator:
Net loss	$(39,008)	$(32,878)	$(37,010)
Net loss attributable to common stockholders—basic and diluted	$(39,008)	$(32,878)	$(37,010)
Denominator:
Weighted average common shares outstanding—basic and diluted	8,542,502	8,719,978	8,863,029

Net loss per share attributable to common stockholders - basic and diluted	$(4.57)	$(3.77)	$(4.18)
For the fiscal years ended March 31, 2026, 2025 and 2024, the Company’s potential dilutive securities, which include stock options, RSUs, warrants and convertible notes have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for each of the fiscal years ended March 31, 2026, 2025 and 2024.
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at March 31, 2026, 2025 and 2024 from the computation of diluted net loss per share attributable to common stockholders for the fiscal years ended March 31, 2026, 2025 and 2024 because including them would have had an anti-dilutive effect.

	As of
	March 31,
	2026	2025	2024
Stock options to purchase common stock	431,333	498,137	605,695
Restricted stock units	968,864	848,750	613,899
Warrants to purchase common stock	651,817	651,817	651,817
2025 Convertible Notes as converted to common stock	—	218,328	206,946
Employee stock purchase plan	14,033	7,615	14,817

The Company also had convertible notes outstanding for the fiscal year ended March 31, 2026, which could have obligated the Company and/or its stockholders to issue shares of common stock upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Since the necessary conditions for the conversion of these instruments had not been satisfied during the fiscal year ended March 31, 2026, the Company excluded these instruments from the table above and the calculation of diluted net loss per share for the period. See Note 6, “Debt,” for additional details.
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
The Company’s Chief Executive Officer is the chief operating decision maker ("CODM") and manages and allocates resources between the Direct to Consumer and Commerce segments. Consistent with this decision-making process, the CODM uses financial information disaggregated between the Direct to Consumer and Commerce segment for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on gross profit. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments and also uses segment gross profit for evaluating product pricing. The Company does not allocate assets at the reportable segment level as these are managed on an entity-wide group basis and, accordingly, the Company does not report asset information by segments. Foreign sales were immaterial for the fiscal years ended March 31, 2026, 2025 and 2024.
All intercompany transactions between the segments have been eliminated.
Segment information is as follows (in thousands):

	Fiscal Year Ended March 31
	2026	2025	2024
Direct to Consumer:
Revenue	$324,927	$415,837	$436,446
Cost of revenue	111,186	145,011	157,578
Gross profit	213,741	270,826	278,868
Commerce:
Revenue	69,916	68,345	53,738
Cost of revenue	41,772	37,183	30,454
Gross profit	28,144	31,162	23,284
Consolidated:
Revenue	394,843	484,182	490,184
Cost of revenue	152,958	182,194	188,032
Gross profit	$241,885	$301,988	$302,152
Reconciliation:

	Fiscal Year Ended March 31
	2026	2025	2024
Total gross profit	$241,885	$301,988	$302,152
Less:
Advertising and marketing expenses	59,213	83,756	79,282
General and administrative expenses	222,850	253,380	268,390
Loss from operations	(40,178)	(35,148)	(45,520)
Less:
Interest income	1,880	4,926	7,533
Interest expense	(1,856)	(2,788)	(4,351)
Other income - net	1,146	132	5,328
Net loss before income taxes	$(39,008)	$(32,878)	$(37,010)
16.    401(k)
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Subject to certain Internal Revenue Service (“IRS”) limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company’s Board. Effective April 1, 2022, the Company began making matching contributions to the 401(k) plan. The expense related to the matching contributions was $1.0 million and $1.4 million for the fiscal years ended March 31, 2026 and March 31, 2025, respectively.
17.    SUBSEQUENT EVENTS
Tariff Refund
On February 20, 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. On April 20, 2026, CBP launched its Consolidated Administration and Processing of Entries ("CAPE") portal to process refund claims.
The Company paid a total of $15.4 million in IEEPA tariffs on imported goods between February 4, 2025 and February 24, 2026. Our recovery of IEEPA tariffs represents a loss recovery. To date, the Company submitted claims that were accepted by the CAPE portal in the amount of $3.3 million and a corresponding refund receivable was recorded within accounts receivable, net in the Company's consolidated balance sheet as of March 31, 2026. Of the $3.3 million, $2.7 million, and $0.6 million were recorded as reductions of cost of revenue, and inventory, respectively. An additional $7.1 million and $5.0 million of the IEEPA tariffs paid by the Company allocable to cost of revenue and inventory, respectively, for the fiscal year ended March 31, 2026 were not recorded. These amounts are not currently eligible for submission under the CAPE portal and therefore the Company was unable to recognize any receivable or loss recovery with respect to these amounts.
Share Repurchase Program
On June 5, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $40.0 million of the Company’s common stock. Repurchases may be made from time to time through open market transactions, privately negotiated transactions, or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any repurchases will be determined by management and depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with the Company's available cash on hand and any available surplus, working capital requirements, general business conditions, and other factors. The Company expects to fund repurchases with cash on hand and future cash generated from its operations or from raising additional capital. The repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be modified, suspended, or discontinued at any time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.
Changes in internal controls
There have been no changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of March 31, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
During the year ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Exchange Act.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.

Code of Conduct, Governance Guidelines, Committee Charters, and Insider Trading Policy
We have adopted a Code of Conduct that applies to all of our employees and directors. The Code of Conduct is posted on our website at https://investors.bark.co/governance/governance-documents/. We will post any amendments to or waivers from the Code of Conduct at that location.
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
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2026.

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
(a)(3) & (b):

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Incorporated by Reference
No.	Description of Exhibit	Filed or Furnished Herewith	Form	File No.	Date Filed
2.1	Agreement and Plan of Reorganization, dated as of December 16, 2020, by and among Northern Star Acquisition Corp., NSAC Merger Sub Corp. and Barkbox, Inc.		8-K	001-39691	12/17/2020
3.1	Restated Certificate of Incorporation of BARK, Inc.		10-K	001-39691	6/4/2025
3.2	Certificate of Amendment of Restated Certificate of Incorporation of BARK, Inc.		8-K	001-39691	4/2/2026
3.3	Amended and Restated Bylaws of BARK, Inc.		8-K	001-39691	11/23/2021
4.1	Description of registered securities		10-K	001-39691	6/7/2021
4.2	Specimen Share Certificate		S-1	333-249138	10/14//2020
4.3	Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the investors listed on Schedule A thereto, dated May 16, 2016		S-4	333-252603	2/1/2021
4.4	First Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other signatories thereto, dated December 20, 2016		S-4	333-252603	2/1/2021
4.5	Second Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated November 27, 2020		S-4	333-252603	2/1/2021
4.6	Third Amendment to Second Amended and Restated Investors’ Rights Agreement by and among Barkbox, Inc. and the other parties thereto, dated December 16, 2020		S-4	333-252603	2/1/2021
10.1	Investment Management Trust Agreement, dated as of November 10, 2019, between Continental Stock Transfer & Trust Company and the Registrant		8-K	001-39691	11/13/2020
10.2#	2011 Stock Incentive Plan		S-4	333-252603	2/1/2021
10.3#	2021 Equity Incentive Plan		S-8	333-258596	8/6/2021
10.4#	2021 Employee Stock Purchase Agreement		S-8	333-258596	8/6/2021
10.5#	Form of Indemnity Agreement		S-4	333-252603	2/1/2021
40

10.6	Lease Agreement by and between Barkbox, Inc. and 221 Canal Street LLC, dated September 16, 2013		S-4	333-252603	2/1/2021
10.7	Lease, dated October 29, 2021, between 120 Broadway Holdings, LLC and Barkbox, Inc.		8-K	001-39691	11/4/2021
10.8#	Form of Severance and Change In Control Agreement		10-K	001-39691	5/31/2022
10.9
Notes Purchase Agreement dated November 6, 2025 by and among Magnetar Financial LLC, Magnetar Constellation Master Fund, LTD, Magnetar Constellation Fund II, LTD, Magnetar Structured Credit Fund, LP, Magnetar Xing He Master Fund LTD, Magnetar Longhorn Fund LP, Purpose Alternative Credit Fund-F LLC, Purpose Alternative Credit Fund-T LLC, Magnetar Lake Credit Fund LLC.
			10-Q	001-39691	2/5/2026
19	Insider Trading Policy		10-K	001-39691	6/3/2024
21.1	List of subsidiaries		10-K	001-39691	6/7/2021
23.1	Consent of Deloitte & Touche LLP	X
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2
Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Policy on Recoupment of Incentive Compensation		10-K	001-39691	6/3/2024
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Indicates management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BARK, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
41

ITEM 16. FORM 10-K SUMMARY
None.
42

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARK, Inc.

June 10, 2026	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

June 10, 2026	/s/ Brian Dostie
Brian Dostie
Interim Chief Financial Officer and Controller
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

43

Signature		Title	Date

		Chief Executive Officer and Director	June 10, 2026
By:	/s/ Matt Meeker	(Principal Executive Officer)
Matt Meeker

		Interim Chief Financial Officer and Controller	June 10, 2026
By:	/s/ Brian Dostie	(Principal Financial Officer and Principal Accounting Officer)
Brian Dostie

By:	/s/ Larry Bodner	Director	June 10, 2026
Larry Bodner

By:	/s/ Paulette Dodson	Director	June 10, 2026
Paulette Dodson

By:	/s/ James Gagne	Director	June 10, 2026
James Gagne

By:	/s/ Jim McGinty	Director	June 10, 2026
Jim McGinty

By:	/s/ Betsy McLaughlin	Director	June 10, 2026
Betsy McLaughlin

By:	/s/ Michele Meyer	Director	June 10, 2026
Michele Meyer

By:	/s/ Henrik Werdelin	Director	June 10, 2026
Henrik Werdelin
44