Form 10-K/A
period 2026-03-31
Bark, Inc.
filed 2026-07-29
CIK 1819574

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
As of July 27, 2026, there were 9,033,457 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amended Report”) amends the Annual Report on Form 10-K for BARK, Inc. (the “Company”) for the year ended March 31, 2026, originally filed on June 10, 2026 (the “Original Report”). We are filing this Amended Report for the sole purpose of filing the information required by Part III of Form 10-K. We previously omitted this information from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits this information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end. We are filing this Amended Report to include Part III information in our Original Report because we do not intend to file a definitive proxy statement for an annual meeting of stockholders containing such information within 120 days after the end of our fiscal year ended March 31, 2026.
The reference on the cover page of the Original Report to such incorporation by reference has been deleted, and this Amended Report amends and restates in their entirety the cover page and Part III of the Original Report. Capitalized terms not otherwise defined in Part III of this Amended Report shall have the same meanings assigned to those terms in Parts I and II of the Original Report.
Pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”), Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and of our principal financial officer and principal accounting officer are attached to this Amended Report as Exhibits 31.3 and 31.4, respectively. Because no financial statements have been included in this Amended Report and this Amended Report does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Amended Report. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Amended Report.
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

Class A Directors	Class B Directors	Class C Directors
Term Expiring at the 2028 Annual Meeting	Term Expiring at the 2026 Annual Meeting	Term Expiring at the 2027 Annual Meeting
•Betsy McLaughlin •Henrik Werdelin •James Gagne	•Paulette Dodson •Matt Meeker •Michele Meyer	•Larry Bodner •Jim McGinty
Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. The Board has adopted a written charter for each of these committees, which are available on the Company’s investor relations website at https://investors.bark.co.

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
•Larry Bodner (Chair) •Jim McGinty •Betsy McLaughlin	•Betsy McLaughlin (Chair) •Michele Meyer	•Paulette Dodson (Chair) •Jim McGinty •James Gagne
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
The Audit Committee met six (6) times during fiscal year 2026.
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
The Compensation Committee met four (4) times during fiscal year 2026.
Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee (the "Corporate Governance Committee") consists of: Paulette Dodson, Jim McGinty and James Gagne. The Board has determined that each of the members of the Corporate Governance Committee satisfies the independence requirements of the NYSE.
Ms. Dodson serves as the chair of the Corporate Governance Committee. The Corporate Governance Committee will recommend to the Board candidates for nomination for election at the annual meeting of the stockholders. In general, in identifying and evaluating nominees for director, the Board expects to consider educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our stockholders. The Board will also consider director candidates recommended for nomination by its stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our Restated Certificate of Incorporation, as amended, and Adjusted and Restated Bylaws.
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
The Corporate Governance Committee will consider director candidates recommended by stockholders on the same basis that it evaluates other nominees for director. In doing so, the Corporate Governance Committee will evaluate director candidates in light of several factors, including the general criteria outlined above. Our Amended and Restated Bylaws provide that any stockholder of record entitled to vote for the election of directors at the applicable meeting of stockholders may nominate persons for election to our Board, if such stockholder complies with the applicable notice procedures, which are set forth in our Amended and Restated Bylaws.
The Corporate Governance Committee met four (4) times during fiscal year 2026.
Information About Our Directors
Class A Directors
Directors with terms expiring at the 2028 Annual Meeting:

BETSY MCLAUGHLIN Age: 65 Director Since: December 2017 Lead Independent Director COMMITTEES: •Audit Committee •Compensation Committee (Chair)	CAREER HIGHLIGHTS •Chief Executive Officer of Hot Topic, Inc. from 2000 to 2011 (NASDAQ: HOTT) •Member of the Board of Advisors and Executive Committee of the UCLA Anderson School for 17 years
PUBLIC COMPANY BOARDS •Hot Topic (NASDAQ:HOTT) (2000-2011) •Trupanion (NASDAQ:TRUP) 2024-Present PRIVATE & NON-PROFIT COMPANY BOARDS •5.11 Tactical •Lazy Dog Restaurants •Mejuri •Dolls Kill
KEY QUALIFICATIONS AND EXPERIENCES
•Extensive experience across all areas of retail, merchandising, proprietary brands, services, operations and ecommerce
•Relevant Senior Leadership/Chief Executive Officer
•High Level of Financial Experience
•Family includes one dog, Max.

HENRIK WERDELIN Age: 50 Director Since: October 2011 COMMITTEES: •None
CAREER HIGHLIGHTS
•Co-Founder of BARK (2011)
•Founding partner of Prehype LLC, a venture development firm headquartered in New York, with offices in London and Copenhagen (founded in 2010)
•Author of The Acorn Method: How Companies Get Growing Again (published April 2020), and Me, My Customer and AI (released August 12, 2025 at memycustomerandai.com).
•Advisor to several early stage startups

PUBLIC COMPANY BOARDS •None PRIVATE & NON-PROFIT COMPANY BOARDS: •None
KEY QUALIFICATIONS AND EXPERIENCES
•Extensive experience of BARK’s business
•Innovation/technology experience
•Podcast covering AI with Stanford Professor Jeremy Utley
•Recognized entrepreneur and AI keynote speaker
•Adopted Molly. a Labrador Retriever, in 2013

JAMES GAGNE Age: 54 Director Since: May 2026 COMMITTEES: •Corporate Governance & Nominating Committee
CAREER HIGHLIGHTS
•Founder/CEO of KYNTRX Logistics, USA LLC from 2026-Present
•President & CEO of SEKO Logistics from 2017-2024
•Asia Pacific Regional CEO of SEKO Logistics from 2014-2016
•Senior Executive & CEO roles at two (2) Global Logistics Providers

PUBLIC COMPANY BOARDS •None PRIVATE & NON-PROFIT COMPANY BOARDS: •SEKO Logistics (2017-2024) •Airlink Inc. •Foreign Policy Research Institute
KEY QUALIFICATIONS AND EXPERIENCES
•Extensive experience and leadership across Global Supply Chain Operations, Transportation & Logistics
•Extensive experience & leadership in M&A
•International experience/22 years living and operating in China

Class B Directors
Directors with terms expiring at the 2026 Annual Meeting:

PAULETTE DODSON Age: 62 Director Since: March 2023 COMMITTEES: •Corporate Governance & Nominating Committee (Chair)
CAREER HIGHLIGHTS
•General Counsel, Alight, Inc. (NYSE: ALIT) from 2018 through 2022
•General Counsel, Petsmart (NASDAQ: PETM) from 2012 through 2018
•General Counsel, Sara Lee (NYSE: SLE) from 2010 through 2012

PUBLIC COMPANY BOARDS
•Portillo’s (NASDAQ: PTLO) (2021-Present)
•Trupanion (NASDAQ: TRUP) (2023-Present)

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
•Family dog is Larry

MATT MEEKER Age: 52 Director Since: October 2011 Executive Chair COMMITTEES: •None
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

MICHELE MEYER Age: 62 Director Since: March 2023 COMMITTEES: •Compensation Committee
CAREER HIGHLIGHTS
•31 Years at General Mills (NYSE: GIS) from 1988 to 2019
•President, SVP of Small Planet Foods Division, General Mills
•President, SVP Meals Division, General Mills
•President, SVP Snacks Division, General Mills

PUBLIC COMPANY BOARDS •GNC (2019-2020) •Embark Trucks (2021-2023) PRIVATE COMPANY BOARDS •Kevin’s Natural Foods •Quinn Snack Foods •Pacha Soap •Chef Haks
KEY QUALIFICATIONS AND EXPERIENCES
•Extensive experience across all areas of P&L, including brand building, innovation, margin improvement, product development, and retail growth strategies
•Relevant Senior Leadership / Emerging Brand Board Experience
•Family dogs are two British Labs, Angus and Albie

Class C Directors
Directors with terms expiring at the 2027 Annual Meeting:

LARRY BODNER Age: 63 Director Since: September 2023 COMMITTEES: •Audit Committee (Chair)
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
•Family includes two Bernese Mountain Dogs, Jake & Moose

JIM MCGINTY Age: 64 Director Since: February 2021 COMMITTEES: •Audit Committee •Corporate Governance & Nominating Committee
CAREER HIGHLIGHTS
•Special Financial Advisor of 5.11 Tactical (2024-2025)
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
•Family dogs are Adora and Ghost

Information About Our Executive Officers
The following table sets forth information with respect to our executive officers as of the date of this Amended Report:

Name	Age	Position(s)

Matt Meeker	52	Chief Executive Officer

Brian Dostie	52	Interim Chief Financial Officer

Michael Black	39	President of Commerce

Allison Koehler	58	Chief Legal Officer and Secretary

On July 28, 2026, the Company announced that Anya Hamill, age 52, will join as the Company’s Chief Financial Officer effective September 8, 2026.
Additional biographical descriptions of the executive officers are set forth in the text below. A description of the business experience of Matt Meeker is provided above under the section “Information about our Directors - Class B Directors”.
Brian Dostie has served as the Company’s Interim Chief Financial Officer and principal financial officer since April 17, 2026. Mr. Dostie has served as the Company's Vice President, Accounting and Controller and principal accounting officer since May 2023, leading the Company's accounting team, including financial and SEC reporting, accounting, internal controls, and treasury. Prior to that, Mr. Dostie served as Interim Chief Financial Officer and Vice President, Accounting and Controllership of 80 Acres Urban Agriculture, Inc., where he oversaw various financial functions including accounting and reporting, audit, and treasury from October 2021 to April 2023.

Michael Black has served as the Company’s President of Commerce since July 2026. Previously, he served as President of Barkbox from August 2025 after joining the Company as Chief Revenue Officer in March 2024. Prior to joining BARK, Mr. Black was the Founder and President of Paragon International Advisors, a business consulting and services company, from October 2022 through March 2024 and a Board Advisor for PetLab Co., a provider of pet supplements and educational content, from October 2022 through March 2024. Prior to that, Mr. Black served in various roles, including Chief Executive Officer, Board Member and Chief Revenue Officer, at Outward Hound, a pet brand company, from May 2019 through September 2022.
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
The Code of Conduct is available on the investor relations portion of our website at investors.bark.co. Information contained on or accessible through our website is not a part of this Amended Report or our Original Report, and the inclusion of our website address in this Amended Report is an inactive textual reference only. A copy of the Code of Conduct may also be requested by email to investors@barkbox.com or by mail at 20 Jay Street, Suite 940, Brooklyn, NY 11201.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC. We believe that during the fiscal year ended March 31, 2026, our directors, executive officers, and holders of more than 10% of our common stock complied with all applicable Section 16(a) filing requirements, except for a Form 4 filed on September 10, 2025 for Paulette Dodson due to an internal administrative delay.
In making this statement, we have relied upon a review of the copies of Section 16(a) reports filed with the SEC and the written representations of our directors, executive officers, and holders of more than 10% of our common stock.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis (“CD&A”) describes our compensation program for fiscal year 2026 relating to our named executive officers (“NEOs”):
•Matt Meeker, Chief Executive Officer
•Zahir Ibrahim, Chief Financial Officer
•Michael Black, President of Commerce
Mr. Ibrahim stepped down as Chief Financial Officer and Brian Dostie was appointed as Interim Chief Financial Officer, each effective April 17, 2026. Mr. Black was promoted from Chief Revenue Officer to President of Barkbox in August 2025 and further promoted to President of Commerce in July 2026.
Elements of our Executive Compensation Program
Our executive compensation program has continued to evolve to align with our status as a more mature, publicly-traded company, while still supporting our overall business and compensation objectives. For fiscal year 2026, the principal elements of the compensation program for our NEOs were base salary and incentive compensation delivered in the form of an annual incentive opportunity and long-term incentives comprised of restricted stock units (“RSUs”).
Compensation Decisions for Fiscal Year 2026
Base Salary
Except for Michael Black, none of the base salaries for our NEOs increased in fiscal year 2026. The following table sets forth the base salaries for our NEOs for fiscal year 2026:

Named Executive Officer	Base Salary FY ‘25	Base Salary FY ‘26
Matt Meeker	$700,000	$700,000
Zahir Ibrahim	$600,000	$600,000
Michael Black(1)	$400,000	$450,000
(1) Mr. Black’s base salary increased as compared to fiscal year 2025 due to his promotion from Chief Revenue Officer to President of Barkbox in August 2025.
Annual Incentives
Under the fiscal year 2026 annual incentive program, the Compensation Committee established net revenue and adjusted EBITDA, each weighted 50%, as the performance measures for determining payouts in order to continue to focus management on our path to profitability. The following table sets forth the goals for fiscal year 2026:

Performance Goals	Net Revenue	Adjusted EBITDA
Threshold	$390,000,000	$(5,000,000)
Target	$410,000,000	$0
Maximum	$450,000,000	$5,000,000
For purposes of the annual incentive program, adjusted EBITDA is defined in the Original Report, and represents net income (loss), adjusted to exclude, among other items, interest income and expense, depreciation and amortization expense, stock-based compensation expense, and other items not viewed as reflective of the Company’s day to day operating performance.
For fiscal year 2026, the Compensation Committee established the following incentive opportunities, as a percentage of base salary, for each of the NEOs based on a comparison with the competitive market, which did not change as compared to fiscal year 2025 other than in connection with Mr. Black’s promotion. The payout amounts for the various performance targets were set as follows: 50% payout for threshold performance; 100% payout for target performance; and 200% payout for performance at or above the maximum performance level. The threshold for a performance measure must be met for a payout for that performance measure under our annual incentive program.

Named Executive Officer	Target Incentive	Target Incentive Payout
Matt Meeker	100%	$700,000
Zahir Ibrahim	75%	$450,000
Michael Black(1)	60%	$258,382
(1) The amount reported in this table reflects Mr. Black’s prorated target incentive, which increased from 50% to 75% in August 2025 due to his promotion from Chief Revenue Officer to President of Barkbox.

Following the end of the performance period, as part of its review of the Company’s financial performance against the performance goals, the Compensation Committee considered whether any significant corporate events not contemplated at the time the targets were set should be adjusted to maintain the original design of the program. Accordingly, as part of its review in May 2026, the Compensation Committee adjusted the adjusted EBITDA to exclude certain impacts of a previously disclosed strategic transaction.

For fiscal year 2026, we exceeded the threshold performance goal for net revenue for a payout of 60.5% of target with respect to that performance measure and exceeded the target performance goal for adjusted EBITDA for a payout of 122% of target with respect to that performance measure, resulting in a blended payout of 100% of target. In order to further align our NEOs’ interests with our stockholders, payouts under the fiscal year 2026 annual incentive program were comprised of 50% cash and 50% equity in the form of immediately vested and unrestricted shares of the Company.
The payouts were:

Named Executive Officer	Equity Payout	Cash Payout
Matt Meeker	$350,000	$350,000
Zahir Ibrahim	$225,000	$225,000
Michael Black	$129,191	$129,191
Long-term Incentives
The following table sets forth the grant date fair value of awards of RSUs, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”), granted to our NEOs in fiscal year 2026. We did not grant any of our NEOs stock options or performance stock units (“PSUs”) during fiscal year 2026. The grant levels were determined based on the competitive market and our historical compensation practices and the retentive value of outstanding equity awards held by each NEO.
For Mr. Meeker, the Compensation Committee approved delivering Mr. Meeker’s long-term incentive award in RSUs and PSUs, equally weighted. Under this framework, on August 20, 2025, Mr. Meeker was granted RSUs vesting quarterly over a three-year period, and the PSUs were to be granted following the Board’s finalization of long-term performance metrics. As fiscal year 2026 progressed, the Compensation Committee determined that PSUs were not viewed as the best incentive vehicle at the time, particularly in light of the strategic proposals received by the Company during fiscal year 2026, as previously disclosed. As such, the Compensation Committee elected to deliver the remaining portion of the long-term incentive framework in RSUs with an extended vesting schedule, with such RSU award granted in fiscal year 2027 on May 20, 2026 with respect to 67,884 RSUs, valued at $617,744. In order to support the long-term retention of Mr. Meeker, this RSU award vests over a five-year period, with 20% vesting on August 20, 2026 and the remainder vesting in substantially equal quarterly amounts thereafter. The RSU award granted to Mr. Meeker in fiscal year 2027 is not included in the table below and, in accordance with SEC disclosure rules, is excluded from the “Fiscal Year 2026 Summary Compensation Table.”
Each of the NEOs received an equity grant in fiscal year 2026 as follows:

Named Executive Officer	RSUs ($)(1)
Matt Meeker(2)	$1,099,728
Zahir Ibrahim	$1,567,500
Michael Black	$427,500
(1) Except for Mr. Meeker’s grant, these RSUs are scheduled to vest 25% on May 10, 2026, and then in substantially equal quarterly amounts over the remaining three years, subject to the NEO’s continuous service as of each vesting date and subject to acceleration upon certain events.

(2) Mr. Meeker’s RSUs are scheduled to vest quarterly over a three-year period after August 20, 2025, subject to Mr. Meeker’s continuous service as of each vesting date and subject to acceleration upon certain events. Excluded from this amount are the RSUs granted in early fiscal year 2027 as part of Mr. Meeker’s fiscal year 2026 long-term incentive compensation, as discussed above.

Other Benefits and Perquisites
We provide benefits to our NEOs on the same basis as provided to all of our employees, including health, dental and vision insurance, pet insurance, life insurance, accidental death and dismemberment insurance, short- and long-term disability insurance, and a matching contribution under our Section 401(k) retirement plan. In addition, our executives are subject to severance and change of control agreements as set forth in the section titled “Fiscal Year 2026 Termination, Change in Control and Death or Disability Summary” below.
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
Our Compensation Philosophy and Practices
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

Principles	Approach

Alignment	Rewards designed to align to our business strategy, our mission and values, and our performance.

Competitiveness	Our compensation programs are informed by external market data and trends and are designed to be appropriately competitive to allow us to attract, motivate, and retain top talent.

Performance	Our compensation programs are designed to reward outstanding performance with compensation intended to be commensurate with performance.

Relevance	Our compensation programs holistically consider and are designed to reflect our employee’s needs and priorities and the reasons they join, stay, and give their all to BARK.

Equity	Our compensation programs are designed to reward performance and support fair pay for all employees.

Purpose	Each of our compensation programs has a specific purpose to meet a specific requirement in our total rewards portfolio.
Our compensation practices consist of the following, each of which the Compensation Committee believes reinforces our compensation objectives:

Checklist of Compensation Practices
✔	Rigorous target setting process for incentive metrics to align pay outcomes with performance	❌	We do not have excessive severance benefits
✔	Double-trigger vesting for equity awards in the event of a change in control	❌	No hedging or short sales and no pledging of our securities except in limited circumstances with approval
✔	Provide no executive-specific perquisites other than limited relocation benefits	❌	No tax gross ups related to change in control
✔	Regularly assess the risk-reward balance of our compensation programs in order to mitigate risk
Compensation Consultant
Although not retained directly by the Compensation Committee, Willis Towers Watson served as an advisor to the Company and the Compensation Committee for the entirety of fiscal year 2026.
During fiscal year 2026, Willis Towers Watson provided advice to the Company and the Compensation Committee with respect to the following:
•current trends and best practices in compensation design and program alternatives;
•providing and discussing peer group and survey data for competitive comparisons and, based on this information, offering recommendations on NEO compensation, including the Chief Executive Officer’s compensation;
•offering recommendations, insights and perspectives on compensation-related matters; and
•assisting in designing executive compensation programs structured to be competitive and to align the interests of our executives with those of our stockholders.
Other than the executive compensation advisory services provided to management and the Compensation Committee, Willis Towers Watson did not provide any services to the Company with respect to fiscal year 2026.

Role of Management
Our Chief Executive Officer is present at Compensation Committee meetings, except when the Compensation Committee is in executive session or when his own compensation is being deliberated upon. With regard to executive compensation, our Chief Executive Officer provides his evaluation of each executive’s compensation to the Compensation Committee and makes recommendations with respect to base salary, annual incentives, and long-term equity incentives for each of his direct reports. These recommendations are made after considering the peer group, other relevant data, and each executive’s responsibilities and performance and his or her impact to the organization. This recommendation is considered by the Compensation Committee, which then makes its own decision regarding the compensation for each NEO.
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
Our Peer Group for fiscal year 2026 is set forth below. There were no changes to our Peer Group compared to fiscal year 2025.

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

EXECUTIVE COMPENSATION TABLES
Fiscal Year 2026 Summary Compensation Table
The following table shows information regarding the compensation of our NEOs for services performed in fiscal years 2026 and, to the extent required by SEC disclosure rules, fiscal year 2025.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)

Matt Meeker	2026	$700,000	—	$1,449,728	—	$350,000	$24,778	$2,524,506
Chief Executive Officer	2025	$599,039	—	$2,233,978(6)	—	$476,560	$25,795	$3,335,372

Zahir Ibrahim	2026	$600,000	—	$1,792,500	—	$225,000	$20,801	$2,638,301
Chief Financial Officer	2025	$590,385	—	$688,590	—	$306,360	$21,087	$1,606,422

Michael Black(5)	2026	$420,769	—	$556,691	—	$129,191	$8,401	$1,115,052
Chief Revenue Officer

(1)	Amounts reported in this column reflect the base salaries earned during the applicable year.
(2)	Amounts reported in this column for fiscal year 2026 reflect the aggregate grant date fair value of RSUs, and vested shares awarded in fiscal year 2026, for the portion of the annual incentive that was awarded in fully vested shares. The amounts reported in this column are computed in accordance with ASC 718 based on the Company’s stock price on the date of grant, with the annual incentive share awards valued on the date the shares were settled. These amounts reflect our calculation of the accounting value of these awards, and do not necessarily correspond to the actual value that may ultimately be realized by the NEOs. See Note 9 —Stock-Based Compensation Plans to the consolidated financial statements included in Part II, Item 8 of our Original Report for a discussion of the relevant assumptions used in calculating these amounts. For the portion of the stock awards related to the MIP, the grant date fair value was calculated under ASC 718 based on the probable achievement of the performance goals at the time MIP terms were established in early fiscal year 2026. If the performance goals had been achieved at the maximum level, the grant date fair value for the portion of the stock awards related to the MIP would have been $700,000, $450,000, and $258,382, respectively for Mr. Meeker, Mr. Ibrahim and Mr. Black.
(3)	In order to further align our NEOs interests with our stockholders, payouts under the annual incentive opportunity were comprised of 50% cash and 50% equity in the form of immediately vested and unrestricted shares of the Company. The amount reported in this column represents the cash portion of the MIP as the equity portion was accounted for under ASC 718 and is reflected in the Stock Awards column
(4)	Consists of matching funds for the Company's 401(k) program.
(5)	Mr. Black was not an NEO in fiscal year 2025 and, in accordance with SEC disclosure rules, his fiscal year 2025 compensation has been excluded from this table.

Fiscal Year 2026 Outstanding Equity Awards at Fiscal-Year End Table
The following table presents information regarding the outstanding stock options and RSUs held by each of our NEOs as of March 31, 2026. As disclosed in the Original Report, on April 1, 2026, the Company effected a one-for-twenty (1-for-20) reverse stock split (the "Reverse Stock Split") of its common stock. The share numbers reported in the table below have been adjusted for the Reverse Stock Split.

			Option Awards					Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)

Matt Meeker	10/11/2019	7/1/2019	65,569	—	—	$27.40	10/10/2029	—	—	—	—
	4/15/2022	4/15/2022(2)	—	—	30,000	$66.20	4/15/2032	—	—	—	—
	8/16/2023	5/10/2023(3)	32,667	16,332	—	$23.60	8/15/2033	—	—	—	—
	10/21/2024	8/14/2024(4)	—	—	—	—	—	17,741	$180,958	—	—
	10/21/2024	8/14/2024(5)	—	—	—	—	—	—	—	35,483	$361,927
	8/20/2025	8/20/2025(6)	—	—	—	—	—	56,570	$577,014	—	—

Zahir Ibrahim	1/17/2023	1/10/2023(7)	28,127	9,372	—	$38.20	1/16/2033	—	—	—	—
	1/17/2023	1/10/2023(7)	—	—	—	—	—	28,128	$286,906	—	—
	8/10/2023	8/10/2023(8)	—	—	—	—	—	8,436	$86,047	—	—
	8/8/2024	8/10/2024(9)	—	—	—	—	—	12,500	$127,500	—	—
	6/5/2025	5/10/2025(10)	—	—	—	—	—	82,500	$841,500	—	—

Michael Black	5/30/2024	3/10/2024(11)	6,251	6,248	—	$27.00	5/29/2034	—	—	—	—
	5/30/2024	3/10/2024(11)	—	—	—	—	—	12,504	$127,541	—	—
	8/8/2024	8/10/2024(12)	—	—	—	—	—	7,810	$79,662	—	—
	6/5/2025	5/10/2025(13)	—	—	—	—	—	22,500	$229,500	—	—
	8/20/2025	8/20/2025(14)	—	—	—	—	—	10,000	$102,000	—	—

(1)	The amount represents the number of unvested RSUs or PSUs as of March 31, 2026, multiplied by the closing stock price of $10.20 (which is the historical closing stock price of $0.51 on such date as adjusted for the reverse stock split).
(2)	These stock options will vest based on achievement of stock price targets of the Company's common stock. The right to purchase 10,000 shares of common stock under the options vests when the stock price meets or exceeds $160.00 per share for 30 consecutive days, the right to purchase 10,000 shares of common stock under the options vest when the stock price meets or exceeds $240.00 per share for 30 consecutive days, and the right to purchase 10,000 shares of common stock under the options vests when the stock price meets or exceeds $320.00 per share for 30 consecutive days.
(3)	These stock options vest over a 3-year period in 3 substantially equal annual installments after August 16, 2023.
(4)	These RSUs vest quarterly over a 3-year period in substantially equal annual installments after August 14, 2024.
(5)	These PSUs vest upon the achievement of net revenue and adjusted EBITDA performance measures for fiscal year 2027 and are reported based on the target performance level.
(6)	These RSUs vest quarterly over a 3-year period after August 20, 2025.
(7)	These stock options and RSUs vested 25% on January 10, 2024 and the remainder shall vest quarterly in 12 substantially equal installments after January 10, 2024.
(8)	These RSUs vested 25% on August 10, 2024 and the remainder vests quarterly in 12 substantially equal installments after August 10, 2024.
(9)	These RSUs vested 25% on August 10, 2025 and the remainder vests quarterly in 12 substantially equal installments after August 10, 2025
(10)	These RSUs vested 25% on May 10, 2026 and the remainder vests quarterly in 12 substantially equal installments after May 10, 2026.
(11)	These stock options and RSUs vested 25% on March 10, 2025 and the remainder vests monthly in 36 substantially equal monthly installments after March 10, 2025.
(12)	These RSUs vested 25% on August 10, 2025 and the remainder vests quarterly in 12 substantially equal installments after August 10, 2025.
(13)	These RSUs vested 25% on May 10, 2026 and the remainder vests quarterly in 12 substantially equal installments after May 10, 2026.
(14)	These RSUs vested 25% on August 20, 2026 and the remainder vests quarterly in 12 substantially equal installments after August 20, 2026.

Fiscal Year 2026 Termination, Change in Control and Death or Disability Summary
Our current NEOs were subject to severance and change in control agreements (the "Severance and Change in Control Agreements"), as further described below. We believe the benefits provided under the Severance and Change in Control Agreements are necessary to meet our objectives to:
•attract and retain top executive talent;
•ensure our executives remain objective and dedicated to the Company’s strategic objectives; and
•facilitate a smooth transition should a change in control occur.
The Severance and Change in Control Agreements in effect as of March 31, 2026 for Messrs. Ibrahim and Black provided for the following benefits:

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

Component	Severance

Salary Benefit	Six (6) months salary continuation

Bonus	Target annual incentive (Mr. Ibrahim)

Equity	Six (6) months vesting acceleration

Health Benefits	COBRA subsidy equal to duration of salary benefit
On February 18, 2026, the Board approved a Severance and Change in Control Agreement for Mr. Meeker, that provides (i) upon an involuntary termination for (a) salary continuation payments equal to twelve months base salary, (b) a lump sum payment equal to the pro-rated target annual bonus for the relevant fiscal year, (c) twelve months accelerated vesting of time-based equity awards, and (d) twelve months continued health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”); and (ii) upon an involuntary termination occurring six months prior to, or eighteen months after, a change in control of the Company for (x) a lump sum payment equal to two times annual base salary plus Mr. Meeker's target annual bonus, (y) accelerated vesting of all time-based equity awards, and (z) twenty four months continued health insurance coverage under COBRA.
In connection with his recent promotion to President of Commerce, the Board approved certain modifications to the Severance and Change in Control Agreement for Mr. Black, that provides (i) upon an involuntary termination for (a) salary continuation payments equal to twelve months base salary, (b) a lump sum payment equal to the pro-rated target annual bonus for the relevant fiscal year, (c) twelve months accelerated vesting of time-based equity awards, and (d) twelve months continued health insurance coverage under COBRA; and (ii) upon an involuntary termination occurring six months prior to, or eighteen months after, a change in control of the Company for (x) a lump sum payment equal to two times annual base salary plus Mr. Black's target annual bonus, (y) accelerated vesting of all time-based equity awards, and (z) twenty four months continued health insurance coverage under COBRA.
As previously disclosed, on April 17, 2026, Mr. Ibrahim stepped down as the Company’s Chief Financial Officer. In connection with his departure and subject to his execution and non-revocation of the Company’s standard form of separation and release agreement, Mr. Ibrahim will receive the severance payments and benefits provided under his Severance and Change in Control Agreement pursuant to his qualifying termination of employment under such agreement.
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

Fiscal Year 2026 Director Compensation
The following table presents information regarding the compensation of our non-employee directors for services performed for our fiscal year 2026. Our founder, Mr. Meeker, also served on our Board but received no additional compensation for his services during fiscal year 2026. Please see the Fiscal Year 2026 Summary Compensation Table for the compensation received by Mr. Meeker for his service as the Chief Executive Officer of the Company during fiscal year 2026.

Name	Fees Earned in Cash ($)(1)	Stock Awards ($)(2) (3)	Stock Option Awards ($)(3)	Other Fees ($)(4)	Total ($)

Larry Bodner	87,500	150,000	—	—	237,500

Paulette Dodson	80,000	150,000	—	—	230,000

Jim McGinty	90,000	150,000	—	—	240,000

Betsy McLaughlin	135,000	150,000	—	—	285,000

Michele Meyer	77,500	150,000	—	—	227,500

Henrik Werdelin	50,000	150,000	—	120,000	320,000

(1)	Amounts reported for “Fees Earned in Cash” reflect fees earned during fiscal year 2026. Fees are pro-rated for a partial year of service.
(2)
Amounts reported for “Stock Awards” reflect the aggregate grant date fair value the RSUs awarded during fiscal year 2026, computed in accordance with ASC 718 based on the closing stock price on the date of the grant, or in the case of Mr. Werdelin, reflects the election to accept his RSU award in cash subject to one-year vesting and continued service. The Board determined to pay Mr. Werdelin’s stock award in cash.

(3)
The following table sets forth the aggregate number of outstanding options and RSUs held by each non-employee director as of March 31, 2026, adjusted for the Reverse Stock Split, which includes RSUs with deferred settlement:

Name	Stock Option Awards (#)	RSU Awards (#)

Larry Bodner	—	32,843

Paulette Dodson	—	27,982

Jim McGinty	—	21,967

Betsy McLaughlin	—	21,952

Michele Meyer	—	27,982

Henrik Werdelin	53,711	—

(4)
During fiscal year 2026, Mr. Werdelin was paid a total of $120,000 in fees for creative consulting and administrative services provided to the Company through Prehype, LLC. These fees were unrelated to Mr. Werdelin’s service as a member of the Board.

Director Compensation
For fiscal year 2026, each non-employee director received an annual cash retainer of $50,000. The Lead Independent Director received an additional $15,000 annually, the chair of the Audit Committee received an additional $20,000 annually, the chair of the Compensation Committee received an additional $20,000 annually and the chair of the Corporate Governance Committee received an additional $10,000 annually. Members of the Audit Committee received an additional $10,000 annually, members of the Compensation Committee received an additional $7,500 annually and members of the Corporate Governance Committee received an additional $7,500 annually. All retainers were paid in substantially equal quarterly installments and pro-rated for a partial year of service.
In addition, the Board formed a special committee to evaluate a previously disclosed potential strategic transaction. In connection with service on this committee, Ms. McLaughlin received $40,000 in fees, as chair of this committee, and each of Mr. Bodner, Ms. Dodson, Mr. McGinty and Ms. Meyer received $20,000 in fees, as members of this committee.
The non-employee directors’ equity compensation set forth below was granted under the Company’s 2021 Equity Incentive Plan. All equity compensation granted under the director compensation program was in the form of RSUs that vest as described below, subject to the director’s continued service through such vesting date on the terms specified below.
Our fiscal year 2026 annual refresh award had a fair value equal to approximately $150,000 as of the grant date. Vesting of the annual refresh award is subject to the director's continued service through the one-year anniversary of the vesting commencement date. Non-employee directors who exceed the director stock ownership guidelines may elect, subject to the Board’s approval, to receive this award in cash, with vesting subject to the director’s continued service through the one-year anniversary of the award date.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our common stock as of July 15, 2026, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock:
•each person known by us to be the beneficial owner of more than 5% of our common stock;
•each of our executive officers and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options that are currently exercisable or exercisable within 60 days. Percentage of beneficial ownership is based on 9,033,457 shares of our common stock outstanding as of July 15, 2026.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of BARK common stock beneficially owned by them and the address of each beneficial owner listed in the table below is c/o BARK, Inc., 20 Jay Street, Suite 940, Brooklyn, NY 11201.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)(1)	Percentage of Outstanding Shares (%)
Directors and Named Executive Officers

Michael Black(2)	135,702	1.5

Larry Bodner(3)	32,843	*

Paulette Dodson(4)	27,982	*

James Gagne(5)	—	*

Zahir Ibrahim(6)	109,424	1.2

Jim McGinty(7)	21,967	*

Betsy McLaughlin(8)	54,842	*

Matt Meeker(9)	857,792	9.3

Michele Meyer(10)	27,982	*

Henrik Werdelin(11)(14)	629,789	6.9

All executive officers and directors as a group (11 individuals)(12)	1,867,996	20.2

5% Beneficial Holders

Entities affiliated with RRE Ventures(13)	1,130,237	12.5

Prehype Ventures LLC(14)	544,519	6.0

Entities affiliated with Resolute Ventures(15)	498,683	5.5

*	Less than 1%.
(1)	Shares shown in this table include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.
(2)	Includes (i) options to purchase 7,813 shares of common stock held by Mr. Black that may be exercised within 60 days of July 15, 2026 and (ii) 5,730 restricted stock units held by Mr. Black that will settle within 60 days of July 15, 2026.
(3)	Represents 32,843 vested RSUs, for which Mr. Bodner elected to defer settlement until such time as he ceases to serve on the Board.
(4)	Represents 27,982 vested RSUs, for which Ms. Dodson elected to defer settlement until such time as she ceases to serve on the Board.
(5)	Mr. Gagne joined the Board on May 4, 2026 and has not yet received an RSU grant.
(6)	Includes (i) 101,207 shares of common stock held by Mr. Ibrahim, (ii) 8,218 shares of common stock held by LM Oscar Investments, LLC, of which Mr. Ibrahim is the managing member. Mr. Ibrahim resigned from his role as CFO of the Company on April 17, 2026.
(7)	Represents 21,967 vested RSUs, for which Mr. McGinty elected to defer settlement until such time as he ceases to serve on the Board.
(8)	Represents 54,842 vested RSUs, for which Ms. McLaughlin elected to defer settlement until such time as she ceases to serve on the Board.
(9)	Includes (i) options to purchase 144,568 shares of common stock held by Mr. Meeker that may be exercised within 60 days of July 15, 2026, and (ii) 8,614 restricted stock units held by Mr. Meeker that will settle within 60 days of July 15, 2026.
(10)	Represents 27,982 vested RSUs, for which Ms. Meyer elected to defer settlement until such time as she ceases to serve on the Board.
(11)	Includes options to purchase 53,711 shares of common stock held by Mr. Werdelin that may be exercised within 60 days of July 15, 2026.
(12)	Includes (i) options to purchase 210,357 shares of common stock that may be exercised within 60 days of July 15, 2026, and (ii) 16,673 RSUs that will vest within 60 days of July 15, 2026.
(13)	Represents (i) 197,755 shares of common stock held by RRE Leaders Fund, L.P., and (ii) 932,482 shares of common stock held by RRE Ventures V, L.P. RRE Leaders GP, LLC is the general partner of RRE Leaders Fund, L.P. and has shared voting and dispositive power with respect to the shares held by RRE Leaders Fund, L.P. RRE Ventures GP V, LLC is the general partner of RRE Ventures V, L.P. and has shared voting and dispositive power with respect to the shares held by RRE Ventures V, L.P. Each of James D. Robinson IV, Stuart J. Ellman and William D. Porteous is a managing member of RRE Leaders GP, LLC and RRE Ventures GP V, LLC and has shared voting and dispositive power with respect to the shares held by RRE Leaders Fund, L.P. and RRE Ventures V, L.P. The business address for each of these entities and individuals is 130 E 59th St., Floor 17, New York, NY 10022. The foregoing information was derived solely from a Schedule 13D filed by the reporting persons with the SEC on January 9, 2026, with additional information from the Company's records.
(14)	Henrik Werdelin is the managing member of Prehype Ventures LLC and has sole voting and investment power with regard to the shares held by Prehype Ventures LLC. The business address of Prehype Ventures LLC is 145 Bergen Street, #1, Brooklyn, NY 11217.
(15)	Represents (i) 283,634 shares of common stock held by Resolute I, LP (“Resolute I”), (ii) 167,623 shares of common stock held by Resolute BB SPV, LLC (“Resolute BB”) and (iii) 47,426 shares of common stock held by Resolute BB II SPV, LLC (“Resolute BB II” and, collectively with Resolute I and Resolute BB, the “Resolute Entities”). Resolute GP I, LLC, the general partner of Resolute I, has sole voting and dispositive power with respect to the shares held by Resolute I. Resolute II GP, LLC, the general partner of Resolute BB and Resolute BB II, has sole voting and dispositive power with respect to the shares held by Resolute BB and Resolute BB II. Michael Hirshland, as the managing director of Resolute GP I, LLC and Resolute II GP, LLC, has sole voting and dispositive power over the shares held by the Resolute Entities. The business address for each of these entities is 548 Market Street #26403, San Francisco, CA 94104

Equity Compensation Plan Information
The following table provides information for fiscal year ended March 31, 2026 regarding the number of shares of our common stock that may be issued under our equity compensation plans. The share numbers reported in the table below have been adjusted for the Reverse Stock Split.

	A	B	C

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (#)

Equity Compensation Plans Approved by Security Holders	1,347,301(1)	45.48	1,054,031(3)

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,347,301	45.48	1,054,031

(1)	Includes 418,008 shares issuable pursuant to outstanding stock options and 929,293 shares issuable pursuant to outstanding RSUs under our 2021 Equity Incentive Plan and 2011 Equity Incentive Plan.
(2)	Only option awards were used in computing the weighted-average exercise price.
(3)	Includes 311,539 shares available for issuance under our Employee Stock Purchase Plan (“ESPP”). The ESPP provides the opportunity for eligible coworkers to acquire shares of our common stock at a 15% discount.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
In addition to the executive officer and director compensation arrangements discussed in the section titled “Executive Compensation,” we describe below the transactions since April 1, 2024 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest.
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
Business Combination
On June 1, 2021 (the “Closing Date”), Northern Star Acquisition Corp. (“Northern Star”) completed the acquisition of Barkbox. On November 27, 2020, Barkbox issued 5.50% convertible senior secured notes due 2025 (the "2025 Convertible Notes") to Magnetar Capital, LLC, with a principal amount of $75.0 million pursuant to a note purchase agreement and which 2025 Convertible Notes are subject to the terms of an indenture, dated November 27, 2020, between Barkbox and U.S. Bank National Association, as trustee and collateral agent. The 2025 Convertible Notes bore interest at the annual rate of 5.50%, payable entirely in payment-in-kind annually on December 1st of each year commencing on December 1, 2021, compounded annually.

On November 6, 2025, the Company repurchased the remaining $42.9 million of outstanding aggregate principal amount of the 2025 Convertible Notes from entities affiliated with Magnetar Financial, LLC (collectively, the “Holders”), pursuant to the terms and conditions of a negotiated notes purchase agreement (the “2025 Agreement”) among the Company and the Holders (the “Final Repurchase”).
Pursuant to the 2025 Agreement, on November 6, 2025, the Company repurchased all $42.9 million of the remaining outstanding aggregate principal amount of the 2025 Convertible Notes from the Holders for a total cash purchase price of $45.1 million (which included $2.2 million of accrued and unpaid interest, through but excluding, the repurchase date).
Following the Final Repurchase, none of the 2025 Convertible Notes remain outstanding,. See Note 6 — Debt, to our consolidated financial statements set forth in Part II, Item 8 of our Original Report.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of fees paid or to be paid to Deloitte & Touche LLP (“Deloitte”), for services rendered for the fiscal years ended March 31, 2026 and 2025. Deloitte has been our independent registered public accounting firm since 2015.

	2026 ($)	2025 ($)
Audit fees(1)	$986,284	$1,201,557
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$986,284	$1,201,557

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s financial statements and services that are normally provided by Deloitte in connection with regulatory filings. The aggregate fees billed by Deloitte for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal periods ended March 31, 2026 and 2025 totaled approximately $986 thousand and $1.2 million, respectively. The above amount includes interim procedures and audit fees, as well as attendance at our Audit Committee meetings.

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
The Audit Committee pre-approved all services provided by Deloitte during the years ended March 31, 2026 and 2025. The Audit Committee has considered the nature and amount of the fees billed by Deloitte and believes that the services provided by Deloitte are compatible with maintaining Deloitte’s independence.

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
(a)(3) & (b):
The following exhibits are filed as part of, or incorporated by reference into, this Amended Report.

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
10.9
Notes Purchase Agreement dated November 6, 2025 by and among Magnetar Financial LLC, Magnetar Constellation Master Fund, LTD, Magnetar Constellation Fund II, LTD, Magnetar Structured Credit Fund, LP, Magnetar Xing He Master Fund LTD, Magnetar Longhorn Fund LP, Purpose Alternative Credit Fund-F LLC, Purpose Alternative Credit Fund-T LLC, Magnetar Lake Credit Fund LLC
			10-Q	001-39691	2/5/2026
19	Insider Trading Policy		10-K	001-39691	6/3/2024
21.1	List of subsidiaries		10-K	001-39691	6/7/2021
23.1	Consent of Deloitte & Touche LLP		10-K	001-39691	6/10/2026
24.1	Power of Attorney (included on signature page thereto)		10-K	001-39691	6/10/2026
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	001-39691	6/10/2026
31.2
Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
			10-K	001-39691	6/10/2026
31.3	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.4
Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	001-39691	6/10/2026
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	001-39691	6/10/2026
97	Policy on Recoupment of Incentive Compensation		10-K	001-39691	6/3/2024
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BARK, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARK, Inc.

July 29, 2026	/s/ Allison Koehler
Allison Koehler
Chief Legal Officer and Secretary