Form 10-Q
period 2026-06-30
Bark, Inc.
filed 2026-08-06
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, there were 9,033,457 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	March 31,
ASSETS	2026	2026

CURRENT ASSETS:
Cash and cash equivalents	$16,090	$19,282
Accounts receivable—net	20,376	12,318
Prepaid expenses and other current assets	14,423	14,599
Inventory	72,445	75,545
Total current assets	123,334	121,744
PROPERTY AND EQUIPMENT—NET	15,602	17,183
INTANGIBLE ASSETS—NET	1,444	1,569
OPERATING LEASE RIGHT-OF-USE ASSETS	23,631	24,799
OTHER NONCURRENT ASSETS	4,576	4,695
TOTAL ASSETS	$168,587	$169,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,454	$17,130
Operating lease liabilities, current	4,878	5,211
Accrued and other current liabilities	17,924	20,834
Deferred revenue	20,657	22,223
Total current liabilities	60,913	65,398
OPERATING LEASE LIABILITIES	31,355	32,466
OTHER LONG-TERM LIABILITIES	87	108
Total liabilities	92,355	97,972
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 9,925,385 and 9,356,667 shares issued and outstanding	1	1
Treasury stock, at cost, 888,074 and 865,161 shares, respectively	(26,733)	(26,500)
Additional paid-in capital	521,157	517,372
Accumulated deficit	(418,193)	(418,855)
Total stockholders’ equity	76,232	72,018
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$168,587	$169,990
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2026	2025
REVENUE	$78,815	$102,861
COST OF REVENUE	21,482	38,784
Gross profit	57,333	64,077
OPERATING EXPENSES:
General and administrative	47,770	57,252
Advertising and marketing	9,497	15,178
Total operating expenses	57,267	72,430
INCOME (LOSS) FROM OPERATIONS	66	(8,353)
INTEREST INCOME	263	809
INTEREST EXPENSE	(2)	(709)
OTHER INCOME—NET	418	1,223
NET INCOME (LOSS) BEFORE INCOME TAXES	745	(7,030)
PROVISION FOR INCOME TAXES	—	—
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$745	$(7,030)

Net income (loss) per common share attributable to common stockholders—basic	$0.08	$(0.83)
Net income (loss) per common share attributable to common stockholders—diluted	$0.08	$(0.83)
Weighted average common shares used to compute net income (loss) per share attributable to common stockholders—basic and diluted	8,784,395	8,460,447

See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

Three months ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2026	9,548,497	$1	(865,161)	$(26,500)	$517,372	$(418,855)	$72,018
Net income	—	—	—	—	—	745	745
Issuance for common stock vested	384,743	—	—	—	—	—	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	9,509	—	—	—	80	—	80
Common stock withheld for tax upon release	(117,364)	—	—	—	(1,091)	—	(1,091)
Repurchase of common stock	—	—	(22,913)	(233)	—	—	(233)
Issuance of common stock in connection with sale	100,000	—	—	—	2,000	—	2,000
Stock-based compensation	—	—	—	—	2,796	—	2,796
Cumulative translation adjustment	—	—	—	—	—	(83)	(83)
Balance - June 30, 2026	9,925,385	$1	(888,074)	$(26,733)	$521,157	$(418,193)	$76,232

Three months ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2025	9,286,275	$1	(799,630)	$(24,730)	$504,022	$(379,767)	$99,526
Net loss	—	—	—	—	—	(7,030)	(7,030)
Issuance for stock options exercised	765	—	—	—	20	—	20
Issuance for common stock vested	79,630	—	—	—	—	—	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	12,483	—	—	—	197	—	197
Common stock withheld for tax upon release	(22,485)	—	—	—	(497)	—	(497)
Repurchase of common stock	—	—	(65,531)	(1,770)	—	—	(1,770)
Excise tax from stock repurchases	—	—	—	—	(21)		(21)
Stock-based compensation	—	—	—	—	3,594	—	3,594
Cumulative translation adjustment	—	—	—	—	—	(50)	(50)
Balance - June 30, 2025	9,356,667	$1	(865,161)	$(26,500)	$507,315	$(386,847)	$93,969
See notes to condensed consolidated financial statements

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$745	$(7,030)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation & amortization	1,814	2,520
Non-cash lease expense	1,168	1,027
Amortization of deferred financing fees and debt discount	—	114
Bad debt expense	35	—
Stock-based compensation expense	2,796	3,594
Provision for inventory obsolescence	(833)	285
Change in fair value of warrant liabilities and derivatives	—	(782)
Changes in operating assets and liabilities:
Accounts receivable	(8,092)	2,033
Inventory	3,934	(10,283)
Prepaid expenses and other current assets	389	(417)
Other noncurrent assets	124	(356)
Accounts payable and accrued expenses	(3,478)	5,837
Deferred revenue	(1,570)	(356)
Operating lease liabilities	(1,444)	(1,403)
Other liabilities	870	(223)
Net cash used in operating activities	(3,542)	(5,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(111)	(708)
Net cash used in investing activities	(111)	(708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease obligations	—	(59)
Proceeds from the exercise of stock options	—	20
Proceeds from issuance of common stock under ESPP	80	197
Tax payments related to the issuance of common stock	(1,091)	(497)
Proceeds from issuance of common stock	2,000	—
Excise tax from stock repurchases	—	(21)
Payments to repurchase common stock	(233)	(1,770)
Net cash provided by (used in) financing activities	756	(2,130)

Effect of exchange rate changes on cash	(83)	(50)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,980)	(8,328)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	25,166	97,531
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$22,186	$89,203

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	16,090	84,665
Restricted cash - prepaid expenses and other current assets	6,096	4,538
Total cash, cash equivalents and restricted cash	$22,186	$89,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$1,749
Cash paid for interest	$2	$5
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of BARK, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended March 31, 2026 and 2025 contained in the Annual Report on Form 10-K filed with the SEC on June 10, 2026.
The consolidated balance sheet as of March 31, 2026, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, required on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended June 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2027, or any other period.
There have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of March 31, 2026.
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

The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements. The most significant estimates relate to determination of fair value of the Company’s allowance for uncollectible accounts receivable, excess and obsolete inventory, stand-alone selling price of Direct to Consumer offerings, and fair value of right-of-use assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and records adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At June 30, 2026 and March 31, 2026, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates that were available to the Company.
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
Restricted Cash— The Company had cash held as collateral by our payments processor for BARK Air and an escrow account under the surety bond requirements of the U.S. Department of Transportation. As of June 30, 2026, the Company had classified $6.1 million within prepaid expenses and other current assets, as restricted cash. As of March 31, 2026 the Company had classified $5.9 million within prepaid expenses and other current assets, as restricted cash.
Concentration of Credit Risk and Major Customers and Suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with two financial institutions.
The Company’s accounts receivable are derived from sales contracts with large retail customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Accounts receivable, net was $20.4 million, $12.3 million, and $9.5 million as of June 30, 2026, March 31, 2026 and March 31, 2025, respectively.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three months ended June 30, 2026 and 2025, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 45% and 42% of gross accounts receivable as of June 30, 2026 and March 31, 2026, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the both three months ended June 30, 2026 and 2025, the Company had three suppliers that accounted for 52% of total finished goods purchased, respectively.
Recently Adopted Accounting Pronouncements
ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). In July 2025, the FASB issued ASU 2025-05, which permits companies to apply a practical expedient which assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing estimates for credit losses for accounts receivable and contract assets under Topic 606, Revenue from Contracts with Customers. This update became effective for the Company’s first quarter of fiscal year 2027 and did not have a material impact on the Company’s financial position, results of operations, cash flow, and disclosures.
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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Revenue
Direct to Consumer:
Toys & Accessories(1)	$39,121	$51,800
Consumables(1)	24,365	35,030
Other(2)	3,206	2,346
Total Direct to Consumer	$66,692	$89,176
Commerce	12,123	13,685
Revenue	$78,815	$102,861
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
Deferred revenue was $20.7 million, $22.2 million, and $21.3 million as of June 30, 2026, March 31, 2026, and March 31, 2025 respectively.
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
As of June 30, 2026 and March 31, 2026, there were no outstanding borrowings under the Credit Facility. As of June 30, 2026 and March 31, 2026, the Company was in compliance with its financial covenants.
Interest expense during the three months ended June 30, 2025 was $0.7 million, and was derived from the Convertible note which was repurchased in the prior year. Refer to the Annual Report on Form 10-K for the fiscal year ended March 31, 2026 for additional information. The Company’s interest expense for the three months ended June 30, 2026 was de minimis.
5.    STOCKHOLDERS’ EQUITY
On June 9, 2026 the Company announced that its Board of Directors (the “Board”) has authorized a stock repurchase program (the “2026 program”), pursuant to which the Company may repurchase, from time to time, up to an aggregate of $40.0 million of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases, in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws.
On August 17, 2023, June 3, 2024, and February 26, 2025, the Company respectively announced that its Board had authorized a stock repurchase program, pursuant to which the Company was authorized to repurchase, from time to time, up to an aggregate of $7.5 million, $15.0 million, and $4.0 million or $26.5 million in total, of the Company’s outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases, in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws.
During the three months ended June 30, 2026 the Company repurchased 22,913 shares of common stock under the 2026 program for $0.2 million at an average price of $10.16. During the three months ended June 30, 2025, the Company repurchased a total of 1,310,627 shares of its common stock under the program for $1.8 million at an average price of $27.00. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. As of June 30, 2026, $39.8 million remained available for future share repurchases under the 2026 program.
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

For each fiscal year beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan may be increased by a number, determined and approved by the Board on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2026, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 433,926 shares. As of June 30, 2026, 1,125,707 shares of common stock were available for the Company to grant under the 2021 Plan; there were no remaining shares available for grant under the 2011 Plan. Periodically, the Company issues new hire, promotion and other awards under the 2021 Plan and awards may be forfeited resulting in the underlying shares returning to the 2021 Plan.
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
In April 2026, the Board approved the authorization of an additional 75,000 shares of common stock that may be issued under the 2021 ESPP. As of June 30, 2026, a total of 358,396 shares of common stock have been reserved for future issuance under the 2021 ESPP.
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
During the three months ended June 30, 2026 and 2025, employees who elected to participate in the ESPP purchased a total of 9,509 and 12,483 shares of common stock, respectively, at an average price of $8.39 and $17.80, respectively. ESPP employee payroll contributions accrued as of June 30, 2026 were less than $0.1 million, and are included within accrued and other current liabilities in the condensed consolidated balance sheet. Cash withheld via employee payroll deductions to purchase common stock is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the condensed consolidated statement of cash flows.
Stock Option Activity

During the three months ended June 30, 2025, the Company granted to its employees equity awards to purchase an aggregate of 1,250 shares of common stock, with a weighted average exercise price of $25.20, vesting over a four-year period. No stock options were granted during the three months ended June 30, 2026.
RSU Activity
During the three months ended June 30, 2026 and 2025, the Company granted to its employees RSUs for the purchase of 312,365 and 522,817 shares of common stock, respectively.
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by expense caption and by type of award for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Stock-based compensation expense by expense caption
General and administrative	$2,617	$3,194
Advertising and marketing	179	399
Total stock-based compensation expense	$2,796	$3,594

Stock-based compensation expense by type of award
RSUs	$2,179	$2,708
Stock options	144	262
Management Incentive Program	446	568
ESPP	27	56
	$2,796	$3,594

7.    LEASES
The Company has operating leases for its offices and fulfillment centers. Fulfillment and customer service centers and corporate office leases expire at various dates through 2038, excluding renewal options.
The Company also leases certain equipment under operating and finance leases. The terms of equipment leases are generally five years and do not contain renewal options. These finance leases expire at various dates through 2038.
The Company’s finance leases as of June 30, 2026 and March 31, 2026 were not material and were included in property and equipment net, on the Company’s condensed consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets as of June 30, 2026 and March 31, 2026 (in thousands):

		As of	As of
Leases	Classification	June 30, 2026	March 31, 2026

Assets
Operating	Operating lease right-of-use assets	$23,631	$24,799
Total operating lease assets		$23,631	$24,799
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$4,878	$5,211
Operating lease liabilities (non-current)	Operating lease liabilities	$31,355	$32,466
Total operating lease liabilities		$36,233	$37,677

For both the three months ended June 30, 2026 and 2025 no assets were acquired in exchange for new operating lease liabilities. Lease expense for both periods primarily pertains to operating lease cost. Lease expense for operating leases was $1.8 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. These lease expenses were included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Cash flows used in operating activities related to operating leases was approximately $1.2 million, and $1.0 million for the three months ended June 30, 2026 and 2025 respectively.
8.    COMMITMENTS AND CONTINGENCIES
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
On March 12, 2026, an individual plaintiff filed a putative class action complaint in the lawsuit styled Steuer v. BarkBox, Inc., Case No. 1:26-cv-02038, which is pending in the United States District Court for the Southern District of New York. The lawsuit asserts claims arising from BarkBox, Inc.’s alleged delivery of unsolicited marketing text messages to telephone numbers registered on the National Do-Not-Call Registry in violation of the Telephone Consumer Protection Act (“TCPA”), 47 U.S.C. § 227, et seq. The plaintiff asserts his claims on behalf of a putative class consisting of all persons in the United States whose telephone numbers were on the National Do-Not-Call Registry for at least 31 days but who received more than one telemarketing text message from or on behalf of BarkBox, Inc. promoting its goods or services within a 12-month period at any time in the period beginning four years before the date the complaint was filed through trial. The complaint seeks certification of the class, statutory damages of up to $500 per violation pursuant to 47 U.S.C. § 227(c)(5), treble damages for willful or knowing violations, injunctive relief, and attorneys’ fees and costs. Fact discovery is currently proceeding with no trial date set yet.
On May 13, 2026, an individual plaintiff filed a putative class action complaint in the lawsuit styled Davidson v. BarkBox, Inc., Case No. 26-2-15886-0 SEA, which was pending in the Superior Court of the State of Washington, King County, but is now in the Western District of Washington at Seattle after BarkBox’s removal of the case, which is subject to the court’s order to show cause as to why the case should not be remanded. The lawsuit asserts claims under Washington’s Commercial Electronic Mail Act (“CEMA”), RCW 19.190, et seq. and the Washington Consumer Protection Act (“CPA”), RCW 19.86, arising from BarkBox, Inc.’s alleged transmission of commercial marketing emails containing false or misleading subject lines to Washington residents. The complaint alleges that BarkBox, Inc. sent emails with subject lines falsely representing that advertised discounts were internal, employee-only offers or were available for a limited time only, when in fact the promotions were publicly available and repeatedly extended. The plaintiff’s claims are asserted on behalf of a putative class consisting of all Washington residents who received promotional emails from BarkBox, Inc. with subject lines advertising supposedly internal or time-limited sales or discounts on BarkBox products within the governing statute of limitations. The complaint seeks certification of the class, the greater of actual or statutory damages of $500 per email, treble damages, injunctive relief, and attorneys’ fees and costs. BarkBox has filed a motion to compel arbitration or, in the alternative, to dismiss, which is currently pending. The case has a trial date of May 17, 2027.
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
9.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the three months ended June 30, 2026 and 2025, due to the expected loss before income taxes to be incurred for the fiscal year ending March 31, 2027, and actual loss before income taxes incurred for the fiscal year ended March 31, 2026 as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. For the three months ended June 30, 2026, the OBBBA did not have a materially significant impact on the Company’s total tax provision or effective tax rate.
10.    OTHER INCOME—NET
Other income—net consisted of the following:

	Three Months Ended June 30,
	2026	2025
Other income—net:
Other income	$418	$441
Change in fair value of warrants	—	782
	$418	$1,223

11.    NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,
	2026	2025
Numerator:
Net income (loss)	$745	$(7,030)
Less: Earnings attributable to participating securities	$—	$—
Net income (loss) attributable to common stockholders—basic and diluted	$745	$(7,030)
Denominator:
Weighted average common shares outstanding—basic	8,784,395	8,460,447
Effect of potentially dilutive share-based awards	—	—
Weighted average common shares outstanding—diluted	8,784,395	8,460,447
Net income (loss) per share attributable to common stockholders - basic and diluted	$0.08	$(0.83)
For the three months ended June 30, 2026 and 2025, the Company excluded the following potential dilutive securities, which include stock options, RSUs, warrants and convertible notes from the computation of diluted net loss and earnings per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss and earnings per share attributable to common stockholders is the same for the three months ended June 30, 2026 and 2025.

	As of	As of
	June 30,	June 30,
	2026	2025
Stock options to purchase common stock	397,449	451,792
Restricted stock units	772,015	1,252,739
Warrants to purchase common stock	—	651,817
2025 Convertible Notes as converted to common stock	—	221,276
Employee Stock Purchase Plan	9,591	18,887

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
The Company’s Chief Executive Officer is the chief operating decision maker ("CODM") and manages and allocates resources between the Direct to Consumer and Commerce segments. Consistent with this decision-making process, the CODM uses financial information disaggregated between the Direct to Consumer and Commerce segment for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on gross profit. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments and also uses segment gross profit for evaluating product pricing. The Company does not allocate assets at the reportable segment level as these are managed on an entity-wide group basis and, accordingly, the Company does not report asset information by segments. Foreign sales were immaterial for the three months ended June 30, 2026 and 2025.
Key financial performance measures of the segments including revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Direct to Consumer(1):
Revenue	$66,692	$89,176
Cost of revenue	16,532	29,431
Gross profit	50,160	59,745
Commerce:
Revenue	12,123	13,685
Cost of revenue	4,950	9,353
Gross profit	7,173	4,332
Consolidated:
Revenue	78,815	102,861
Cost of revenue	21,482	38,784
Gross profit	$57,333	$64,077
(1) Direct to Consumer includes revenue from BARK Air

Reconciliation:

	Three Months Ended June 30,
	2026	2025
Total gross profit	$57,333	$64,077
Less:
Advertising and marketing expenses	9,497	15,178
General and administrative expenses	47,770	57,252
Loss from operations	66	(8,353)
Less:
Interest income	263	809
Interest expense	(2)	(709)
Other income - net	418	1,223
Net income (loss) before income taxes	$745	$(7,030)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2026 contained in the Annual Report on Form 10-K filed with the SEC on June 10, 2026. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three months ended June 30, 2026 and 2025, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
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
Certain macroeconomic and global events, conditions and challenges
Certain market factors and international events create significant business uncertainty. Evolving trade policies, including the imposition of tariffs or changes in tariff rates as well as geopolitical friction, including rising tensions with China and conflicts in Iran and other global regions are key catalysts. These dynamics create business uncertainty and could exacerbate interest rates, increase fuel and energy costs and commodity prices. Reductions in net worth based on market declines, increases in housing costs, decreases in credit availability and rising consumer debt levels, impact levels of discretionary consumer spending on our products and services and our financial results.
IEEPA tariffs
On February 20, 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. On April 20, 2026, CBP launched its Consolidated Administration and Processing of Entries ("CAPE") portal to process refund claims.
During the first quarter, the Company recognized $8.8 million as a reduction to cost of revenue, consisting of $7.4 million related to revenue recorded in fiscal year 2026 and $1.4 million related to revenue recorded in fiscal year 2027. The Company has recognized the full refund receivable associated with these amounts. As of the balance sheet date, the Company’s tariff receivable was $12.1 million which is inclusive of refunds due to the Company from the prior period. During the fiscal first quarter the Company had received $3.2 million of refunds, and an additional $0.2 million of interest.
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

	Three Months Ended June 30,

	2026	2025
Total Orders (in thousands)	2,031	2,819
Average Order Value	$31.25	$30.80
Direct to Consumer Gross Profit (in thousands)(1)	$50,400	$60,183
Direct to Consumer Gross Margin (1)	79.4%	69.3%
Subscriber Retention	92.8%	91.1%
(1) Direct to Consumer Gross Profit and Direct to Consumer Gross Margin do not include the revenue or cost of goods sold from BARK Air. Direct to Consumer gross margin includes a $5.2 million tariff refund related to fiscal year 2026.
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
Subscriber Retention
We define Subscriber Retention as the number of active subscriptions during a particular month divided by the number of active subscriptions for the prior month. An active subscription excludes new subscriptions, i.e. subscriptions with an initial shipment in a particular month. To calculate the Subscriber for any quarterly period, we average the monthly rates, weighted by each month's beginning subscription base. Subscriber Retention excludes BARK Air. We use Subscriber Retention to assess the durability of our subscription base.
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
As our flagship entry into the services category, BARK Air is part of a broader strategy to expand into premium, differentiated dog services. With expanded routes, partnerships, and high engagement, we believe BARK Air and future services represent a meaningful long-term growth opportunity. Revenue generated by BARK Air is currently reflected in our DTC segment.

Cost of Revenue
Cost of revenue primarily consists of the purchase price of inventory sold, inbound freight and duties (including tariffs) associated with inventory, shipping supply costs, inventory shrinkage costs and charter costs for BARK Air.
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
Interest Income
Interest income primarily consists of income earned on our interest-bearing deposit accounts as well as interest paid in relation to IEEPA tariff refunds.
Interest Expense
Interest expense primarily consists of interest incurred under our 2025 Convertible Notes (as defined below), and amortization of debt issuance costs.
Other Income, Net
Other income net, primarily consists of sublease income, and the change in fair value of the Company’s warrants.

Results of Operations
We operate in two reportable segments to reflect the way our CODM reviews and assesses the performance of the business. See Note 2, “Summary of Significant Accounting Policies,” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2026	2025	% Change
	(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Loss Data:
Revenue
Direct to Consumer	$66,692	$89,176	(25.2)%
Commerce	12,123	13,685	(11.4)%
Total revenue	78,815	102,861	(23.4)%
Cost of revenue
Direct to Consumer	16,532	29,431	(43.8)%
Commerce	4,950	9,353	(47.1)%
Total cost of revenue	21,482	38,784	(44.6)%
Gross profit	57,333	64,077	(10.5)%
Operating expenses:
General and administrative	47,770	57,252	(16.6)%
Advertising and marketing	9,497	15,178	(37.4)%
Total operating expenses	57,267	72,430	(20.9)%
Loss from operations	66	(8,353)	(100.8)%
Interest income	263	809	(67.5)%
Interest expense	(2)	(709)	(99.7)%
Other income, net	418	1,223	(65.8)%
Net income (loss) before income taxes	745	(7,030)	(110.6)%
Net income (loss) and comprehensive income (loss)	$745	$(7,030)	(110.6)%

N/M means not meaningful.

Comparison of the Three Months Ended June 30, 2026 and June 30, 2025
Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	( in thousands)
Revenue
Direct to Consumer(1)	$66,692	$89,176	$(22,484)	(25.2)%
Commerce	12,123	13,685	(1,562)	(11.4)%
Total revenue	$78,815	$102,861	$(24,046)	(23.4)%
Percentage of Revenue
Direct to Consumer	84.6%	86.7%
Commerce	15.4%	13.3%
(1) Direct to Consumer includes revenue from BARK Air.
Direct to Consumer revenue decreased by $22.5 million, or 25.2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily driven by a 28.0%, or 0.8 million decrease in Total Orders. The decrease was partially offset by an increase in revenue from BARK Air of $0.9 million. Total BARK Air revenue was $3.2 million or 4.8% of Direct to Consumer revenue.
Commerce revenue decreased by $1.6 million, or 11.4% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily driven by lower sales volume.
Gross Profit

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	( in thousands)
Gross Profit
Direct to Consumer (1)	$50,160	$59,745	$(9,585)	(16.0)%
Commerce	7,173	4,332	2,841	65.6%
Total gross profit	$57,333	$64,077	$(6,744)	(10.5)%
Percentage of revenue	72.7%	62.3%
(1) Direct to Consumer includes revenue and cost of goods sold from BARK Air.
Direct to Consumer and Commerce gross profit decreased by $9.6 million and $2.8 million, respectively for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in revenue. The decrease in Commerce gross profit attributable to lower revenue in the quarter.
Gross profit as a percentage of revenue increased 10.5% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
The table below details gross margin normalized for tariff refunds in the current period that corresponded to prior year sales (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
Segment	Tariff Refund for FY26 Sales	Adjusted Gross Margin	Adjusted Gross Margin %	FY26 Tariff Refund	Adjusted Gross Margin	Adjusted Gross Margin %
DTC (1)	$5,176	$45,223	71.2%	$1,116	$61,300	70.6%
Commerce	2,187	4,986	41.1%	478	4,810	35.1%
Total	$7,363	$50,209	66.4%	$1,594	$66,110	65.8%
(1) Direct to Consumer excludes revenue and cost of goods sold from BARK Air.
After the application of tariff refunds to cost of sales to the period in which the sale originated Direct to Consumer adjusted gross margin increased 600 basis points compared to the prior period. The increase was primarily attributable to product cost improvements and changes in product mix. Commerce adjusted gross margin increased 6.0% compared to the prior period. This increase was primarily attributable to changes in customer mix.
General and Administrative Expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	( in thousands)
Other general and administrative	$23,944	$25,499	$(1,555)	(6.1)%
Shipping and fulfillment	23,826	31,753	(7,927)	(25.0)%
Total General and administrative	47,770	57,252	$(9,482)	(16.6)%
Percentage of revenue	60.6%	55.7%
Total general and administrative expense decreased by $9.5 million, or 16.6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease from the prior period was primarily due to: decreased shipping and fulfillment costs of $7.9 million attributable to lower Direct to Consumer volumes, decreased compensation expense of $3.5 million, offset by increased legal fees of $2.2 million.
Advertising and Marketing

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	( in thousands)
Advertising and marketing	$9,497	$15,178	$(5,681)	(37.4)%
Percentage of revenue	12.0%	14.8%

Advertising and marketing expense decreased by $5.7 million, or 37.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease is primarily attributable to decreased Direct to Consumer marketing spend.
Interest Income

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	( in thousands)
Interest income	$263	$809	$(546)	(67.5)%
Percentage of revenue	0.3%	0.8%
Interest income decreased by $0.5 million, or 67.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in interest income is due to an overall decrease in cash in interest-bearing deposit accounts.
Interest Expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	( in thousands)
Interest expense	$(2)	$(709)	$707	(99.7)%
Percentage of revenue	—%	(0.7)%
Interest expense decreased $0.7 million for three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease is attributable to the timing of the 2025 Convertible Note repurchase which occurred on in the prior year.
Other Income, Net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	( in thousands)
Other income, net	$418	$1,223	$(805)	-65.8%
Percentage of revenue	0.5%	1.2%
NM means not meaningful
Other income, net decreased by $0.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to the change of the fair value of our warrant liabilities in the prior period.

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

The following table presents a reconciliation of Adjusted Net Loss to Net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin, Adjusted Net Loss Margin and Adjusted Net Loss Per Common Share for the periods presented:
Adjusted Net Loss

	Three Months Ended June 30,
	2026	2025
	(in thousands, except per share data)
Net Income (loss)	$745	$(7,030)
Stock compensation expense	2,796	3,594
Change in fair value of warrants and derivatives	—	(782)
Sales and use tax income (1)	—	(240)
Restructuring	—	423
Litigation expenses (2)	1,322	176
Warehouse restructuring costs	533	726
Technology modernization (3)	—	323
IEEPA Tariffs Phase II	(7,363)	—
Other items (4)	224	57
Adjusted net loss	$(1,743)	$(2,753)
Net income (loss) margin	0.95%	(6.83)%
Adjusted net loss margin	(2.21)%	(2.68)%

Adjusted net loss per common share - basic and diluted	$(0.20)	$(0.33)
Weighted average common shares used to compute adjusted net loss per share attributable to common stockholders - basic and diluted	8,784,395	8,460,447

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Net Income (loss)	$745	$(7,030)
Interest income	(263)	(809)
Interest expense	2	709
Depreciation and amortization expense	1,814	2,520
Stock compensation expense	2,796	3,594
Change in fair value of warrants and derivatives	—	(782)
Cloud computing amortization	802	421
Sales and use tax income (1)	—	(240)
Restructuring	—	423
Litigation expenses (2)	1,322	176
Warehouse restructuring costs	533	726
Technology modernization (3)	—	323
IEEPA Tariffs Phase II	(7,363)	—
Other items (4)	224	57
Adjusted EBITDA	$612	$88
Net income (loss) margin	0.95%	(6.83)%
Adjusted EBITDA margin	0.78%	0.09%

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
(2)Litigation expenses related to a shareholder class action complaint, see Part II, Item 1. Legal Proceedings.

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

(4)    For the three months ended June 30, 2026, other items is comprised of executive transition costs including recruiting costs of $0.2 million. For the three months ended June 30, 2025, other items is comprised of costs associated with the share repurchase program of less than $0.1 million.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Free Cash Flow

	Three Months Ended June 30,
	2026	2025
Free cash flow reconciliation:
Net cash used in operating activities	$(3,542)	$(5,440)
Capital expenditures	(111)	(708)
Free cash flow	$(3,653)	$(6,148)
Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock and proceeds from borrowings in addition to cash generated by our operations. As of June 30, 2026, we had cash and cash equivalents of approximately $16.1 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings, will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
Western Alliance Bank—Revolving Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in November 2025. After giving effect to this most recent amendment, the maturity date of the Credit Facility is August 29, 2026. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets. The Company intends to enter into a longer term renewal of the Credit Facility.
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
As of June 30, 2026 and March 31, 2026, there were no outstanding borrowings under the Credit Facility. As of June 30, 2026 and March 31, 2026, the Company was in compliance with its financial covenants.
Cash Flows
Comparison of the Three Months Ended June 30, 2026 and 2025.
The following table summarizes our cash flows for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(3,542)	$(5,440)
Net cash used in investing activities	(111)	(708)
Net cash provided by (used in) financing activities	756	(2,130)
Effect of exchange rate changes on cash	(83)	(50)
Net decrease in cash and restricted cash	$(2,980)	$(8,328)
Cash flows used in Operating Activities
Net cash flows provided by (used in) operating activities represent the cash receipts and disbursements related to our activities other than investing and financing activities.
Net cash flows provided by (used in) operating activities is derived by adjusting our net loss for:
•non-cash operating items such as depreciation and amortization, stock-based compensation and other non-cash income or expenses; and
•changes in operating assets and liabilities reflect timing differences between the receipt and payment of cash associated with transactions.
For the three months ended June 30, 2026, net cash used in operating activities was $3.5 million. The $3.5 million of net cash used in operating activities consisted of net gain of $0.7 million adjusted for non-cash charges totaling $5.0 million and a net decrease of $9.3 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $2.8 million for stock based compensation, and depreciation and amortization of $1.8 million. The decrease in our net operating assets and liabilities was primarily driven by an decrease in inventory of $3.9 million, an increase in accounts receivable of $8.0 million and a net decrease in accounts payable and accrued expenses of $3.5 million.
For the three months ended June 30, 2025, net cash used in operating activities was $5.4 million. The $5.4 million of net cash used in operating activities consisted of net loss of $7.0 million adjusted for non-cash charges totaling $6.8 million and a net increase of $5.2 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $3.6 million for stock based compensation, and depreciation and amortization of $2.5 million. The increase in our net operating assets and liabilities was primarily driven by an increase in inventory of $10.3 million, offset by a increase in accounts payable and accrued expenses of $5.8 million.
Cash flows used in Investing Activities
For the three months ended June 30, 2026, net cash used in investing activities was $0.1 million, primarily due to software development costs and capital expenditures.

For the three months ended June 30, 2025, net cash used in investing activities was $0.7 million, primarily due to software development costs and capital expenditures.
Cash flows provided by (used in) Financing Activities
For the three months ended June 30, 2026, net cash provided by financing activities was $0.8 million, primarily due to the sale of common stock of $2.0 million, offset by tax payments related to the issuance of common stock of $1.0 million and repurchases of common stock of $0.2 million.
For the three months ended June 30, 2025 net cash used in financing activities was $2.1 million, primarily due to payments to repurchase common stock.
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
Except as described in Note 2, “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our audited consolidated financial statements and notes thereto for the year ended March 31, 2026 contained in the Annual Report on Form 10-K filed with the SEC on June 10, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $16.1 million as of June 30, 2026. The Company does not have any other investments. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Credit Facility with Western Alliance Agreement. As of June 30, 2026 there are no outstanding borrowings under the Credit Facility.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Note 8 — Commitments and Contingencies — Litigation” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its consolidated subsidiaries.Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this Quarterly Report on Form 10-Q. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See also "Cautionary Note Regarding Forward-Looking Statements.”
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
As of June 30, 2026, we had cash and cash equivalents of approximately $16.1 million. In the future, we could be required to raise capital through public or private financing or other debt arrangements. Such capital may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. We may be forced to raise capital on undesirable terms or be unable to grow our business or respond to competitive pressures, which could have a material adverse effect on our business, financial condition, and results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities and Use of Proceeds
On June 15, 2026, the Company issued 100,000 shares of common stock at a value of $20.00 per share to a service provider. Such issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
A summary of our repurchases of common stock for the three months ended June 30, 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1-30, 2026	—	—	—	$—
May 1-31, 2026	—	—	—	$—
June 1-30, 2026	22,913	10.16	22,913	$39,767
Total	22,913	10.16	22,913	$39,767
(1)On June 9, 2026 the Company announced that its Board of Directors has authorized a stock repurchase program, pursuant to which the Company may repurchase, from time to time, up to an aggregate of $40.0 million of the Company’s outstanding shares of common stock, exclusive of any fees, excise taxes, commissions or other expenses related to such repurchases. The stock repurchase program permits the Company to repurchase shares of common stock at any time or from time to time at management’s discretion in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws. The Company’s stock repurchase programs may be limited or terminated at any time without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the period covered by this report, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Exchange Act, except as follows:
During the fiscal quarter ended June 30, 2026, Matt Meeker, our Chief Executive Officer, and Henrik Werdelin, a member of our Board of Directors, each adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Mr. Meeker’s trading arrangement was adopted on June 13, 2026, and provides for the potential sale of up to 37,500 shares of the Company's common stock. The trading arrangement is scheduled to terminate no later than June 1, 2027, or upon the earlier completion of all authorized sales under the plan.
Mr. Werdelin’s trading arrangement was adopted on June 14, 2026, and provides for the potential sale of up to 37,500 shares of the Company's common stock. The trading arrangement is scheduled to terminate no later than June 1, 2027, or upon the earlier completion of all authorized sales under the plan.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
No.	Description of Exhibit	Filed or Furnished Herewith	Form	File No.	Date Filed
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of BARK, Inc.		8-K	001-39691	4/2/2026
10.1#	Severance and Change of Control Agreement for Anya Hamill		8-K	001-39691	7/28/2026
10.2#	Offer Letter between the Company and Anya Hamill dated July 8, 2026	X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
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

BARK, Inc.

August 6, 2026	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

August 6, 2026	/s/ Brian Dostie
Brian Dostie
Interim Chief Financial Officer and Controller
(Principal Financial Officer and Principal Accounting Officer)