Form 10-Q
period 2026-09-30
Bark, Inc.
filed 2026-11-05
CIK 1819574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2026, there were 8,911,437 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BARK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	March 31,
ASSETS	2026	2026

CURRENT ASSETS:
Cash and cash equivalents	$18,992	$19,282
Accounts receivable—net	20,280	12,318
Prepaid expenses and other current assets	13,766	14,599
Inventory	72,397	75,545
Total current assets	125,435	121,744
PROPERTY AND EQUIPMENT—NET	14,143	17,183
INTANGIBLE ASSETS—NET	1,391	1,569
OPERATING LEASE RIGHT-OF-USE ASSETS	31,107	24,799
OTHER NONCURRENT ASSETS	4,393	4,695
TOTAL ASSETS	$176,469	$169,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,698	$17,130
Operating lease liabilities, current	6,027	5,211
Accrued and other current liabilities	17,117	20,834
Deferred revenue	17,628	22,223
Total current liabilities	66,470	65,398
OPERATING LEASE LIABILITIES	37,769	32,466
OTHER LONG-TERM LIABILITIES	54	108
Total liabilities	104,293	97,972
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized; 8,915,246 and 8,683,336 shares issued and outstanding	1	1
Treasury stock, at cost, 1,082,459 and 865,161 shares, respectively	(28,780)	(26,500)
Additional paid-in capital	523,036	517,372
Accumulated deficit	(422,081)	(418,855)
Total stockholders’ equity	72,176	72,018
TOTAL LIABILITIES, AND STOCKHOLDERS’ EQUITY	$176,469	$169,990
See notes to condensed consolidated financial statements.

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
NET REVENUE	$87,563	$106,970	$166,376	$209,831
COST OF REVENUE	36,001	45,010	57,484	83,794
Gross profit	51,562	61,960	108,892	126,037
OPERATING EXPENSES:
General and administrative	46,351	57,221	94,121	114,473
Advertising and marketing	10,386	15,398	19,882	30,575
Total operating expenses	56,737	72,619	114,003	145,048
LOSS FROM OPERATIONS	(5,175)	(10,659)	(5,111)	(19,011)
INTEREST INCOME	573	678	835	1,486
INTEREST EXPENSE	(8)	(711)	(9)	(1,420)
OTHER INCOME—NET	765	20	1,184	1,243
NET LOSS BEFORE INCOME TAXES	(3,845)	(10,672)	(3,101)	(17,702)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$(3,845)	$(10,672)	$(3,101)	$(17,702)

Net loss per common share attributable to common stockholders—basic and diluted	$(0.43)	$(1.25)	$(0.35)	$(2.08)
Weighted average common shares used to compute net loss per share attributable to common stockholders—basic and diluted	8,927,848	8,538,105	8,852,146	8,499,488

See notes to condensed consolidated financial statements.

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

Three Months Ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2026	9,925,385	$1	(888,074)	$(26,733)	$521,157	$(418,193)	$76,232
Net loss	—	—	—	—	—	(3,845)	(3,845)
Issuance for common stock vested	94,536	—	—	—	—	—	—
Common stock withheld for tax upon release	(22,216)	—	—	—	(233)	—	(233)
Repurchase of common stock	—	—	(194,385)	(2,047)	—	—	(2,047)
Stock-based compensation	—	—	—	—	2,112	—	2,112
Cumulative translation adjustment	—	—	—	—	—	(43)	(43)
Balance - September 30, 2026	9,997,705	$1	(1,082,459)	$(28,780)	$523,036	$(422,081)	$72,176

Six Months Ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2026	9,548,497	$1	(865,161)	$(26,500)	$517,372	$(418,855)	$72,018
Net loss		—				(3,101)	(3,101)
Issuance for common stock vested	479,279	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	9,509	—	—	—	80	—	80
Common stock withheld for tax upon release	(139,580)	—	—	—	(1,323)	—	(1,323)
Repurchase of common stock	—	—	(217,298)	(2,280)	—	—	(2,280)
Issuance of common stock in connection with sale	100,000	—	—	—	2,000	—	2,000
Stock-based compensation	—	—	—	—	4,907	—	4,907
Cumulative translation adjustment	—	—	—	—	—	(125)	(125)
Balance - September 30, 2026	9,997,705	$1	(1,082,459)	$(28,780)	$523,036	$(422,081)	$72,176
See notes to condensed consolidated financial statements.

Three Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2025	9,356,667	$1	(865,161)	$(26,500)	$507,315	$(386,847)	$93,969
Net loss	—	—	—	—	—	(10,672)	(10,672)
Issuance for stock options exercised	33	—	—	—	—	—	—
Issuance for common stock vested	121,589	—	—	—	—	—	—
Common stock withheld for tax upon release	(35,778)	—	—	—	(619)	—	(619)
Excise tax from stock repurchases	—	—	—	—	41	—	41
Stock-based compensation	—	—	—	—	3,717	—	3,717
Cumulative translation adjustment	—	—	—	—	—	36	36
Balance - September 30, 2025	9,442,511	$1	(865,161)	$(26,500)	$510,454	$(397,483)	$86,472

Six Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2025	9,286,275	$1	(799,630)	$(24,730)	$504,022	$(379,767)	$99,526
Net loss	—	—	—	—	—	(17,702)	(17,702)
Issuance for stock options exercised	798	—	—	—	21	—	21
Issuance for common stock vested	201,219	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	12,483	—	—	—	197	—	197
Common stock withheld for tax upon release	(58,264)	—	—	—	(1,116)	—	(1,116)
Repurchase of common stock	—	—	(65,531)	(1,770)	—	—	(1,770)
Excise tax from stock repurchases	—	—	—	—	20		20
Stock-based compensation	—	—	—	—	7,310	—	7,310
Cumulative translation adjustment	—	—	—	—	—	(14)	(14)
Balance - September 30, 2025	9,442,511	$1	(865,161)	$(26,500)	$510,454	$(397,483)	$86,472
See notes to condensed consolidated financial statements.

BARK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,101)	$(17,702)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation & amortization	3,462	5,104
Impairment of assets	—	769
Non-cash lease expense	2,439	2,077
Gain on disposal of assets	(31)	—
Amortization of deferred financing fees and debt discount	—	231
Bad debt expense	35	74
Stock-based compensation expense	4,907	7,310
Change in provision for inventory obsolescence	(860)	871
Change in fair value of warrant liabilities and derivatives	—	(652)
Changes in operating assets and liabilities:
Accounts receivable	(7,998)	(7,540)
Inventory	4,009	(13,762)
Prepaid expenses and other current assets	721	(184)
Other noncurrent assets	306	(807)
Accounts payable and accrued expenses	4,050	4,319
Deferred revenue	(4,600)	(1,209)
Operating lease liabilities	(2,944)	(2,835)
Other liabilities	756	422
Net cash provided by (used in) operating activities	1,151	(23,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(184)	(2,560)
Proceeds from sale of property, plant & equipment	43	—
Net cash used in investing activities	(141)	(2,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease obligations	(82)	(116)
Proceeds from the exercise of stock options	—	21
Proceeds from issuance of common stock under ESPP	80	197
Tax payments related to the issuance of common stock	(1,323)	(1,116)
Proceeds from issuance of common stock	2,000	—
Excise tax from stock repurchases	—	20
Payments to repurchase common stock	(2,280)	(1,770)

Net cash used in financing activities	(1,605)	(2,764)

Effect of exchange rate changes on cash	(125)	(14)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(720)	(28,852)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—BEGINNING OF PERIOD	25,166	97,531
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$24,446	$68,679

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	18,992	63,427
Restricted cash - prepaid expenses and other current assets	5,454	5,252
Total cash, cash equivalents and restricted cash	$24,446	$68,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment included in accounts payable and accrued liabilities	$60	$241
Cash paid for interest	$9	$10

NONCASH INVESTING AND FINANCING ACTIVITIES:
Establishment of operating lease	$9,063	$—

See notes to condensed consolidated financial statements.

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
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended September 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending March 31, 2027, or any other period.
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
Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, are carried at historical cost. At September 30, 2026 and March 31, 2026, the carrying amounts of these instruments approximated their fair values because of their short-term nature.
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
Restricted Cash— The Company had cash held as collateral by our payments processor for BARK Air and an escrow account under the surety bond requirements of the U.S. Department of Transportation. As of September 30, 2026, the Company had classified $5.5 million within prepaid expenses and other current assets, as restricted cash. As of March 31, 2026 the Company had classified $5.9 million within prepaid expenses and other current assets, as restricted cash.
Concentration of Credit Risk and Major Customers and Suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with two financial institutions.
The Company’s accounts receivable are derived from sales contracts with large retail customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Accounts receivable, net was $20.3 million and $12.3 million, and $9.5 million as of September 30, 2026, March 31, 2026 and March 31, 2025, respectively.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balance at each balance sheet date. For the three and six months ended September 30, 2026 and 2025, the Company did not have any customers that accounted for 10% or more of total revenues. The Company had two customers that accounted for 56% and three customers that accounted for 42% of gross accounts receivable as of

September 30, 2026 and March 31, 2026, respectively. The Company’s accounts receivable relates to sales to customers within the Commerce segment, which represented 25.5% and 18.4% of total revenue for the six months ended September 30, 2026, and 2025, respectively.
Significant suppliers are those that represent more than 10% of the Company’s total finished goods purchased or accounts payable at each balance sheet date. During the three months ended September 30, 2026 and 2025, the Company had three suppliers that accounted for 47% and 46% of total finished goods purchased, respectively. During the six months ended September 30, 2026 and 2025, the Company had three suppliers that accounted for 50% and 49% of total finished goods purchased, respectively.
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
Recently Issued Accounting Pronouncements
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued this ASU to improve disclosures regarding the types of expenses included in commonly presented expense captions. This update is effective for the Company's annual reporting period beginning in fiscal year 2028 and for interim reporting periods beginning in fiscal year 2029, as clarified by ASU 2025-01, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU 2025-06 to modernize the capitalization guidance for internal-use software. This update is effective for the Company's fiscal year 2029, including interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements: Clarifies Topic 270, consolidates the list of required interim disclosures, and adds a principle to disclose material events since the last annual period. This update is effective for the Company's fiscal year 2029, including interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.
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
Disaggregated Revenue
Revenue disaggregated by significant revenue stream for the three and six months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenue
Direct to Consumer:
Toys & Accessories(1)	$30,435	$48,073	$69,556	$99,880
Consumables(1)	27,895	30,458	52,261	65,481
Other(2)	3,518	3,617	6,740	5,963
Total Direct to Consumer	$61,848	$82,148	$128,557	$171,324
Commerce	25,715	24,822	37,819	38,507
Total net revenue	$87,563	$106,970	$166,376	$209,831
(1) The allocation between Toys & Accessories and Consumables includes estimates, and was determined utilizing data on stand-alone selling prices that the Company charges for similar offerings, and also reflects historical pricing practices.
(2) Other Direct to Consumer revenue is primarily revenue from BARK Air.
Contract Liability
The Company’s contract liability represents cash collections from its customers prior to delivery of subscription products, which is recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue is recognized as revenue upon the delivery of the box, product or service.
Deferred revenue was $17.6 million, $22.2 million, and $21.3 million as of September 30, 2026, March 31, 2026, and March 31, 2025 respectively.
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
4.    DEBT
Western Alliance Bank—Revolving Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provides for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million. Availability under the Credit Facility is subject to borrowing base limitations derived from advance rates applied to the Company’s eligible subscription revenues and eligible accounts receivable and any advance is subject to Western Alliance’s prior approval at its discretion. The Credit Facility includes a sublimit of up to $7.0 million for the issuance of standby letters of credit which the Company uses primarily to support lease, supplier and customs obligations without restricting cash. Letters of credit reduce availability on the Credit Facility on a dollar-for-dollar basis. After giving effect to this most recent amendment, the maturity date of the Credit Facility is February 25, 2027. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets. The Company intends to enter into a longer term renewal of the Credit Facility.
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
As of September 30, 2026 and March 31, 2026, there were no outstanding borrowings under the Credit Facility. As of September 30, 2026 and March 31, 2026, the Company had $5.2 million and $4.2 million, respectively, of letters of credit outstanding under the sublimit. As of September 30, 2026 and March 31, 2026, the Company was in compliance with its financial covenants.
Interest expense during the three and six months ended September 30, 2025 was $0.7 million and $1.4 million, respectively, and was derived from the Convertible note which was repurchased in the prior year. Refer to the Annual Report on Form 10-K for the fiscal year ended March 31, 2026 for additional information. The Company’s interest expense for the three and six months ended September 30, 2026 was de minimis.
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
During the three months ended September 30, 2026 the Company repurchased 194,385 shares of common stock under the 2026 program for $2.0 million at an average price of $10.53. During the six months ended September 30, 2026 the Company repurchased 217,298 shares of common stock under the 2026 program for $2.3 million at an average price of $10.16. During the three and six months ended September 30, 2025, the Company repurchased a total of 65,531 shares of its common stock under the program for $1.8 million at an average price of $27.00. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired. As of September 30, 2026, $37.7 million remained available for future share repurchases under the 2026 program.
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
For each fiscal year beginning on April 1, 2022 and ending on (and including) March 31, 2031, the aggregate number of shares of common stock that may be issued under the 2021 Plan may be increased by a number, determined and approved by the Board on or before May 1st of such fiscal year, not to exceed 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In April 2026, the Board approved an increase of the aggregate number of common stock that may be issued under the 2021 Plan by 433,926 shares. As of September 30, 2026, 1,140,891 shares of common stock were available for the Company to grant under the 2021 Plan; there were no remaining shares available for grant under the 2011 Plan. Periodically, the Company issues new hire, promotion and other awards under the 2021 Plan and awards may be forfeited resulting in the underlying shares returning to the 2021 Plan. In addition, to the extent any awards remain outstanding under the 2011 Plan, and such awards are forfeited, the underlying shares return to the 2021 Plan.
The 2011 and 2021 Plans (together, the “Plans”) are administered by the Company’s Compensation Committee of its Board (the “Compensation Committee”). The exercise prices, vesting and other restrictions are determined by the Board, except that the exercise price per share of a stock option may not be less than 100% of the fair value of the common share on the date of grant. Stock options awarded under the Plans typically expire 10 years after the date of grant and generally have vesting conditions of 25% on the first anniversary of the date of grant and 75% on a quarterly basis at a rate of 1/12th, unless otherwise determined by the Compensation Committee. Restricted stock units (“RSUs”) awarded under the plan for the purchase of common stock will vest based on continued service which is generally four years, and generally have vesting conditions of 25% on the first anniversary of the date of grant and 75% on a quarterly basis at a rate of 1/12th, unless otherwise determined by the Compensation Committee. The grant date fair value of the award will be recognized as compensation expense over the requisite service period. The fair value of the RSUs is estimated on the date of grant based on the fair value of the Company’s common stock. The Plans provide that the Compensation Committee shall determine the vesting conditions of awards granted under the Plans, and the Compensation Committee has, from time to time, approved vesting schedules for certain awards that deviate from the vesting conditions described in this paragraph.
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
In April 2026, the Board approved the authorization of an additional 75,000 shares of common stock that may be issued under the 2021 ESPP. As of September 30, 2026, a total of 283,396 shares of common stock have been reserved for future issuance under the 2021 ESPP.
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

During the six months ended September 30, 2026 and 2025, employees who elected to participate in the ESPP purchased a total of 9,509 and 12,483 shares of common stock, respectively, at an average price of $8.39 and $17.80, respectively. ESPP employee payroll contributions accrued as of September 30, 2026 were less than $0.1 million, and are included within accrued and other current liabilities in the condensed consolidated balance sheet. Cash withheld via employee payroll deductions to purchase common stock is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the condensed consolidated statement of cash flows.
Stock Option Activity
The Company did not grant any stock options during the six months ended September 30, 2026. During the six months ended September 30, 2025, the Company granted to its employees equity awards to purchase an aggregate of 1,250 shares of common stock, with a weighted average exercise price of $25.20, vesting over a four-year period.
RSU Activity
During the six months ended September 30, 2026 and 2025, the Company granted to its employees RSUs for the purchase of 380,524 and 656,186 shares of common stock, respectively.
Stock-based Compensation
The following table summarizes the total stock-based compensation expense by expense caption and by type of award for the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock-based compensation expense
General and administrative	$1,955	$3,422	$4,571	$6,617
Advertising and marketing	157	294	336	693
Total stock-based compensation expense	$2,112	$3,716	$4,907	$7,310

Stock-based compensation expense by award
RSUs	$1,596	$2,825	$3,774	$5,533
Stock options	28	261	172	523
Management Incentive Program	454	571	900	1,139
ESPP	34	59	61	115
	$2,112	$3,716	$4,907	$7,310

7.    LEASES
The Company has operating leases for its offices and fulfillment centers. Fulfillment and customer service centers and corporate office leases expire at various dates through 2038, excluding renewal options.
In August 2026, a new lease term commenced for the Company’s distribution center in Hebron, Kentucky. The new term runs 61 months and expires on August 31, 2031. The Company retains one five-year renewal option, which was not included in the lease term because exercise is not reasonably certain. The lease also provides a landlord-funded tenant improvement allowance of up to $0.3 million, available through July 31, 2027. The Company recorded an operating lease liability of $9.1 million and a right-of-use asset of $8.7 million, which is net of a $0.3 million tenant improvement allowance receivable. The estimated average annual lease payments under this agreement are $2.1 million.

The Company also leases certain equipment under operating and finance leases. The terms of equipment leases are generally five years and do not contain renewal options. These finance leases expire at various dates through 2038.
The Company’s finance leases as of September 30, 2026 and March 31, 2026 were not material and were included in property and equipment net, on the Company’s condensed consolidated balance sheets.
The following schedule represents the components of the Company’s operating lease assets as of September 30, 2026 and March 31, 2026 (in thousands):

		As of	As of
Leases	Classification	September 30, 2026	March 31, 2026

Assets
Operating	Operating lease right-of-use assets	$31,107	$24,799
Total operating lease assets		$31,107	$24,799
Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$6,027	$5,211
Operating lease liabilities (non-current)	Operating lease liabilities	$37,769	$32,466
Total operating lease liabilities		$43,796	$37,677

For the six months ended September 30, 2026, assets acquired in exchange for new operating lease liabilities was $9.1 million. For the six months ended September 30, 2025, no assets were acquired in exchange for new operating lease liabilities. Lease expense for both periods primarily pertains to operating lease cost. Lease expense for operating leases was $1.8 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively. Lease expense for operating leases was $3.6 million and $3.5 million for the six months ended September 30, 2026 and 2025, respectively. These lease expenses were included within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Cash flows used in operating activities related to operating leases was approximately $2.4 million, and $2.1 million for the six months ended September 30, 2026 and 2025, respectively.

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
9.    INCOME TAXES
The Company did not record a federal, state, or foreign income tax provision or benefit for the six months ended September 30, 2026 and 2025, due to the expected loss before income taxes to be incurred for the fiscal year ending March 31, 2027, and actual loss before income taxes incurred for the fiscal year ended March 31, 2026, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. For the six months ended September 30, 2026, the OBBBA did not have a materially significant impact on the Company’s total tax provision or effective tax rate.

10.    OTHER INCOME—NET
Other income—net consisted of the following (in thousands) :

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Other income—net:
Other income	$765	$150	$1,184	$591
Change in fair value of warrants	—	(130)	—	652
	$765	$20	$1,184	$1,243
11.    NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(3,845)	$(10,672)	$(3,101)	$(17,702)
Less: Earnings attributable to participating securities	$—	$—	$—	$—
Net loss attributable to common stockholders—basic and diluted	$(3,845)	$(10,672)	$(3,101)	$(17,702)
Denominator:
Weighted average common shares outstanding—basic	8,927,848	8,538,105	8,852,146	8,499,488
Effect of potentially dilutive share-based awards	—	—	—	—
Weighted average common shares outstanding—diluted	8,927,848	8,538,105	8,852,146	8,499,488
Net loss per share attributable to common stockholders - basic and diluted	$(0.43)	$(1.25)	$(0.35)	$(2.08)
For the three and six months ended September 30, 2026 and 2025, the Company excluded the following potentially dilutive securities, which include stock options, RSUs, warrants, convertible notes, and ESPP shares, from the computation of diluted net loss per share because their effect would be antidilutive. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for each of the three and six months ended September 30, 2026 and 2025.

	As of	As of
	September 30,	September 30,
	2026	2025
Stock options to purchase common stock	361,065	447,926
Restricted stock units	720,839	1,224,071
Warrants to purchase common stock	—	651,817
2025 Convertible Notes as converted to common stock	—	224,224
Employee Stock Purchase Plan	9,591	18,659

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
The Company’s Chief Executive Officer is the chief operating decision maker ("CODM") and manages and allocates resources between the Direct to Consumer and Commerce segments. Consistent with this decision-making process, the CODM uses financial information disaggregated between the Direct to Consumer and Commerce segment for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on gross profit. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments and also uses segment gross profit for evaluating product pricing. The Company does not allocate assets at the reportable segment level as these are managed on an entity-wide group basis and, accordingly, the Company does not report asset information by segments. Foreign sales were immaterial for the three and six months ended September 30, 2026 and 2025.
Key financial performance measures of the segments including net revenue, cost of revenue, and gross profit are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Direct to Consumer(1):
Net revenue	$61,848	$82,148	$128,557	$171,324
Cost of revenue	20,637	30,175	37,169	59,606
Gross profit	41,211	51,973	91,388	111,718
Commerce:
Net revenue	25,715	24,822	37,819	38,507
Cost of revenue	15,364	14,835	20,315	24,188
Gross profit	10,351	9,987	17,504	14,319
Consolidated:
Net revenue	87,563	106,970	166,376	209,831
Cost of revenue	36,001	45,010	57,484	83,794
Gross profit	$51,562	$61,960	$108,892	$126,037
(1) Direct to Consumer includes revenue from BARK Air

Reconciliation:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Total gross profit	$51,562	$61,960	$108,892	$126,037
Less:
Advertising and marketing expenses	10,386	15,398	19,882	30,575
General and administrative expenses	46,351	57,221	94,121	114,473
Loss from operations	(5,175)	(10,659)	(5,111)	(19,011)
Less:
Interest income	573	678	835	1,486
Interest expense	(8)	(711)	(9)	(1,420)
Other income - net	765	20	1,184	1,243
Net loss before income taxes	$(3,845)	$(10,672)	$(3,101)	$(17,702)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended March 31, 2026 contained in the Annual Report on Form 10-K filed with the SEC on June 10, 2026. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “the Company” and “BARK” are intended to mean the business and operations of BARK, Inc. and its subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended September 30, 2026 and 2025, respectively, present the financial position and results of operations of BARK, Inc. and its wholly-owned subsidiaries.
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
IEEPA Tariffs
On February 20, 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful. As a result, importers, including the Company, became entitled to seek refunds of IEEPA tariffs they had previously paid. On April 20, 2026, U.S. Customs and Border Protection

(“CBP”) launched its Consolidated Administration and Processing of Entries (“CAPE”) portal to process refund claims for unliquidated and recently liquidated entries, and on June 29, 2026, CBP expanded the portal to accept claims for certain reconciliation entries.
The Company recognized reductions to cost of revenue of $1.2 million and $10.1 million for the three and six months ended September 30, 2026, respectively. Of the six-month amount, $7.4 million relates to tariffs on products for which revenue was recognized in fiscal year 2026. As of September 30, 2026 and March 31, 2026, the Company had recorded a tariff refund receivable of $1.1 million and $3.3 million, respectively, which is included in Accounts Receivable. During the three and six months ended September 30, 2026, the Company received cash refunds of $11.0 million and $14.2 million, respectively, along with related interest of $0.5 million and $0.7 million, respectively, which is recorded in Interest Income.
The Company did not pass any of the IEEPA tariffs it paid to its customers, and none of the refunded amounts are owed to our vendors or suppliers. On October 6, 2026, CBP launched the third phase of CAPE, which allows importers that are plaintiffs in pending litigation before the U.S. Court of International Trade to obtain refunds on finally liquidated entries. The Company will pursue all actions necessary to recover the remaining IEEPA tariffs it has paid.
The timing and amount of any additional refunds the Company may receive are uncertain, and the Company cannot predict when or to what extent they will be realized. Please refer to “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q.
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

	Three Months Ended September 30,		Six Months Ended September 30,

	2026	2025	2026	2025
Total Orders (in thousands)	1,858	2,544	3,889	5,363
Average Order Value	$31.40	$30.87	$31.32	$30.83
Direct to Consumer Gross Profit (in thousands)(1)	$40,907	$51,538	$91,323	$111,722
Direct to Consumer Gross Margin (1)	70.1%	65.6%	75.0%	67.6%
Subscriber Retention	94%	92%	93%	92%
(1) Direct to Consumer Gross Profit and Direct to Consumer Gross Margin do not include the revenue or cost of revenue from BARK Air. Direct to Consumer gross margin for the six months ended September 30, 2026 includes a $5.2 million tariff refund related to fiscal year 2026.
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
Subscriber Retention
We define Subscriber Retention as the number of active subscriptions during a particular month divided by the number of active subscriptions for the prior month. An active subscription excludes new subscriptions, i.e. subscriptions with an initial shipment in a particular month. To calculate the Subscriber Retention for any quarterly period, we average the monthly rates, weighted by each month's beginning subscription base. Subscriber Retention excludes BARK Air. We use Subscriber Retention to assess the durability of our subscription base.
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
Commerce
We also sell our BarkBox and Super Chewer toys and BARK-branded treats and chews in retail stores and other e-tailers, significantly broadening our customer reach and raising awareness of the BARK brand. BARK products are currently sold in over 50,000 retail doors, including Costco, Target, TJX, and Walmart. Additionally, we sell our products on other online platforms including Amazon, Chewy and TikTok.
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
Interest Expense
Interest expense consisted of interest incurred under our 2025 Convertible Notes (as defined below), and amortization of related debt issuance costs. The 2025 Convertible Notes were repaid in November 2025 and we have no outstanding indebtedness during the three and six months ended September 30, 2026.
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

	Three Months Ended September 30,			Six Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Condensed Consolidated Statements of Operation and Comprehensive Loss Data:
Net revenue
Direct to Consumer	$61,848	$82,148	(24.7)%	$128,557	$171,324	(25.0)%
Commerce	25,715	24,822	3.6%	37,819	38,507	(1.8)%
Total net revenue	87,563	106,970	(18.1)%	166,376	209,831	(20.7)%
Cost of revenue
Direct to Consumer	20,637	30,175	(31.6)%	37,169	59,606	(37.6)%
Commerce	15,364	14,835	3.6%	20,315	24,188	(16.0)%
Total cost of revenue	36,001	45,010	(20.0)%	57,484	83,794	(31.4)%
Gross profit	51,562	61,960	(16.8)%	108,892	126,037	(13.6)%
Operating expenses:
General and administrative	46,351	57,221	(19.0)%	94,121	114,473	(17.8)%
Advertising and marketing	10,386	15,398	(32.5)%	19,882	30,575	(35.0)%
Total operating expenses	56,737	72,619	(21.9)%	114,003	145,048	(21.4)%
Loss from operations	(5,175)	(10,659)	(51.4)%	(5,111)	(19,011)	(73.1)%
Interest income	573	678	(15.5)%	835	1,486	(43.8)%
Interest expense	(8)	(711)	(98.9)%	(9)	(1,420)	(99.4)%
Other income, net	765	20	N/M	1,184	1,243	(4.7)%
Net loss before income taxes	(3,845)	(10,672)	(64.0)%	(3,101)	(17,702)	(82.5)%
Net loss and comprehensive loss	$(3,845)	$(10,672)	(64.0)%	$(3,101)	$(17,702)	(82.5)%

N/M means not meaningful.

Comparison of the Three Months Ended September 30, 2026 and September 30, 2025
Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Net revenue
Direct to Consumer(1)	$61,848	$82,148	$(20,300)	(24.7)%
Commerce	25,715	24,822	893	3.6%
Total net revenue	$87,563	$106,970	$(19,407)	(18.1)%
Percentage of net revenue
Direct to Consumer	70.6%	76.8%
Commerce	29.4%	23.2%
(1) Direct to Consumer includes revenue from BARK Air.
Direct to Consumer net revenue decreased by $20.3 million, or 24.7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease in revenue was primarily driven by a decrease of 0.7 million in Total Orders, or 27.0%, offset by Average Order Value increasing $0.53 and subscriber retention improving approximately 200 basis points to 94%. Total BARK Air net revenue was $3.5 million, or 5.7% of Direct to Consumer net revenue, compared to 4.4% in the three months ended September 30, 2025.
Commerce net revenue increased by $0.9 million, or 3.6% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily driven by higher sales volume to existing retail customers.
Gross Profit

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Gross profit
Direct to Consumer (1)	$41,211	$51,973	$(10,762)	(20.7)%
Commerce	10,351	9,987	364	3.6%
Total gross profit	$51,562	$61,960	$(10,398)	(16.8)%
Percentage of net revenue	58.9%	57.9%
(1) Direct to Consumer includes revenue and cost of revenue from BARK Air.
Direct to Consumer gross profit decreased by $10.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in net revenue due to a decrease in Total Orders. Commerce gross profit increased by $0.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in Commerce gross profit is attributable to higher net revenue in the quarter to existing retail customers.

Gross profit as a percentage of net revenue increased 100 basis points for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
The table below presents gross profit normalized to reflect IEEPA tariff refunds in the period in which the related sales occurred. Refunds received in the three months ended September 30, 2026 that relate to sales recognized in fiscal year 2026 have been removed from the current period and applied to the prior year period (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	( in thousands)
Segment	Tariff Refund for FY26 Sales	Gross Profit Normalized	Gross Profit Normalized %	FY26 Tariff Refund	Gross Profit Normalized	Gross Profit Normalized %
DTC (1)	$—	$40,907	70.1%	$2,196	$53,735	68.4%
Commerce	—	10,351	40.3%	962	10,949	44.1%
Total	$—	$51,258	61.0%	$3,158	$64,684	62.6%
(1) Direct to Consumer excludes revenue and cost of revenue from BARK Air.
On this normalized basis, Direct to Consumer gross margin increased 170 basis points compared to the three months ended September 30, 2025, primarily due to product cost improvements and changes in product mix. Commerce gross margin decreased 380 basis points compared to the three months ended September 30, 2025, primarily due to changes in customer mix and higher royalty costs associated with new product launches.
General and Administrative Expense

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Other general and administrative	$21,859	$25,727	$(3,868)	(15.0)%
Shipping and fulfillment	24,492	31,494	(7,002)	(22.2)%
Total general and administrative	$46,351	$57,221	$(10,870)	(19.0)%
Percentage of net revenue	52.9%	53.5%
Total general and administrative expense decreased by $10.9 million, or 19.0%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by lower shipping and fulfillment costs of $7.0 million, in line with reduced Direct to Consumer volumes; lower payroll, taxes and benefits of $2.4 million and lower stock compensation of $1.5 million, both due to lower headcount; and $0.8 million of impairment charges recorded in the prior year with none recorded in the current quarter. These decreases were partially offset by a $1.8 million increase in legal fees.
Advertising and Marketing

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Advertising and marketing	$10,386	$15,398	$(5,012)	(32.5)%
Percentage of net revenue	11.9%	14.4%

Advertising and marketing expense decreased by $5.0 million, or 32.5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease is primarily attributable to decreased Direct to Consumer marketing spend.
Interest Income

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Interest income	$573	$678	$(105)	(15.5)%
Percentage of net revenue	0.7%	0.6%
Interest income decreased by $0.1 million, or 15.5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a $0.6 million decline in interest earned on our cash and cash equivalents due to an overall decrease in cash in interest-bearing deposit accounts, partially offset by $0.5 million of interest income recognized on IEEPA tariff refunds receivable.
Interest Expense

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Interest expense	$(8)	$(711)	$703	(98.9)%
Percentage of net revenue	—%	(0.7)%
Interest expense decreased $0.7 million for three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease is attributable to the timing of the 2025 Convertible Note repurchase which occurred on in the prior year.
Other Income, Net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Other income, net	$765	$20	$745	N/M
Percentage of net revenue	0.9%	—%
NM means not meaningful
Other income, net increased by $0.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by sublease income received on office space.

Comparison of the Six Months Ended September 30, 2026 and September 30, 2025
Revenue

	Six Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Net revenue
Direct to Consumer(1)	$128,557	$171,324	$(42,767)	(25.0)%
Commerce	37,819	38,507	(688)	(1.8)%
Total net revenue	$166,376	$209,831	$(43,455)	(20.7)%
Percentage of net revenue
Direct to Consumer	77.3%	81.6%
Commerce	22.7%	18.4%
(1) Direct to Consumer includes revenue from BARK Air.
Direct to Consumer net revenue decreased by $42.8 million, or 25.0%, for the six months ended September 30, 2026 compared to the six months ended September 30, 2025. This decrease was primarily driven by a 27.48%, or 1 million decrease in Total Orders. The decrease was partially offset by an increase in revenue from BARK Air of $0.8 million. Total BARK Air revenue was $6.7 million or 5.2% of Direct to Consumer net revenue.
Commerce net revenue decreased by $0.7 million, or 1.8% for the six months ended September 30, 2026 compared to the six months ended September 30, 2025. The decrease was primarily driven by the timing of holiday shipments, which shifted from the second quarter in the prior year to the third quarter in the current year.
Gross Profit

	Six Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Gross profit
Direct to Consumer (1)	$91,388	$111,718	$(20,330)	(18.2)%
Commerce	17,504	14,319	3,185	22.2%
Total gross profit	$108,892	$126,037	$(17,145)	(13.6)%
Percentage of net revenue	65.4%	60.1%
(1) Direct to Consumer includes revenue and cost of revenue from BARK Air.
Direct to Consumer gross profit decreased by $20.3 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025. The decrease in Direct to Consumer gross profit is primarily attributable to a decrease in net revenue due to a decrease in Total Orders of 27.5% partially offset by an increase in the Average Order Value of $0.49 and subscriber retention improving approximately 100 basis points to 93%. Commerce gross profit increased by $3.2 million September 30, 2026 compared to the six months ended September 30, 2025. The increase in Commerce gross profit is attributable to the opportunistic sell-through of surplus inventory in the prior period.
Gross profit as a percentage of net revenue increased 5.3% for the six months ended September 30, 2026 compared to the six months ended September 30, 2025.The increase was primarily due to the recognition of $10.1 million of IEEPA tariff refunds as a reduction of cost of revenue, which benefited gross profit as a percentage of net revenue.
The table below presents gross profit normalized to reflect IEEPA tariff refunds in the period in which the related sales occurred. Refunds received in the six months ended September 30, 2026 that relate to sales recognized in fiscal year 2026 have been removed from the current period and applied to the prior year period (in thousands):

	Six Months Ended September 30, 2026			Six Months Ended September 30, 2025
	( in thousands)
Segment	Tariffs Refund in FY27 for FY26 Sales	Gross Profit Normalized	Gross Margin Normalized %	FY26 Tariff Refund	Gross Profit Normalized	Gross Margin Normalized %
DTC (1)	$5,176	$86,147	70.7%	$3,536	$115,259	69.7%
Commerce	2,187	15,317	40.5%	1,216	15,535	40.3%
Total	$7,363	$101,464	63.6%	$4,752	$130,794	64.2%
(1) Direct to Consumer excludes revenue and cost of revenue from BARK Air.
On this normalized basis, Direct to Consumer and Commerce gross margins increased 100 and 20 basis points, respectively, compared to the six months ended September 30, 2025, both primarily driven by product cost improvements and changes in product mix. Total normalized gross margin decreased 60 basis points, as the increase in Commerce as a percentage of net revenue, which carries a lower gross margin than Direct to Consumer, more than offset the margin improvements within each segment.
General and Administrative Expense

	Six Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Other general and administrative	$45,803	$51,226	$(5,423)	(10.6)%
Shipping and fulfillment	48,318	63,247	(14,929)	(23.6)%
Total general and administrative	$94,121	$114,473	$(20,352)	(17.8)%
Percentage of revenue	56.6%	54.6%
Total general and administrative expense decreased by $20.4 million, or 17.8%, for the six months ended September 30, 2026 compared to the six months ended September 30, 2025. The decrease was primarily driven by lower shipping and fulfillment costs of $14.9 million, in line with reduced Direct to Consumer volumes; lower payroll, taxes and benefits of $5.2 million and lower stock compensation expense of $2.0 million, both due to lower headcount; and $0.8 million of impairment charges recorded in the prior year with none recorded in the current year. These decreases were partially offset by a $4.0 million increase in legal fees.
Advertising and Marketing

	Six Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Advertising and marketing	$19,882	$30,575	$(10,693)	(35.0)%
Percentage of net revenue	12.0%	14.6%

Advertising and marketing expense decreased by $10.7 million, or 35.0%, for the six months ended September 30, 2026 compared to the six months ended September 30, 2025. The decrease is primarily attributable to decreased Direct to Consumer marketing spend.
Interest Income

	Six Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Interest income	$835	$1,486	$(651)	(43.8)%
Percentage of net revenue	0.5%	0.7%
Interest income decreased by $0.7 million, or 43.8%, for the six months ended September 30, 2026 compared to the six months ended September 30, 2025. The decrease was primarily due to a $1.4 million decline in interest earned on our cash and cash equivalents due to an overall decrease in cash in interest-bearing deposit accounts, partially offset by $0.7 million of interest income recognized on IEEPA tariff refunds.
Interest Expense

	Six Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Interest expense	$(9)	$(1,420)	$1,411	(99.4)%
Percentage of net revenue	—%	(0.7)%
Interest expense decreased $1.4 million for six months ended September 30, 2026 compared to the six months ended September 30, 2025. The decrease is attributable to the timing of the 2025 Convertible Note repurchase which occurred on in the prior year.
Other Income, Net

	Six Months Ended September 30,
	2026	2025	$ Change	% Change
	( in thousands)
Other income, net	$1,184	$1,243	$(59)	(4.7)%
Percentage of net revenue	0.7%	0.6%
Other income, net remained relatively flat for the six months ended September 30, 2026 compared to the six months ended September 30, 2025.

Non-GAAP Financial Measures
We report our financial results in accordance with U.S. GAAP. However, management believes that Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow, all non-GAAP financial measures (together the “Non-GAAP Measures”), provide investors with additional useful information in evaluating our performance.
We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest income, (2) interest expense, (3) depreciation and amortization expense, (4) stock-based compensation expense, (5) change in fair value of warrants and derivatives, (6) capitalized cloud computing amortization, (7) sales and use tax income, (8) restructuring charges related to reduction in force payments, (9) litigation expenses (consisting of legal and related fees for a specific proceeding that is outside of our ordinary course of business), (10) warehouse restructuring costs, (11) non-cash impairment of previously capitalized software and cloud computing implementation costs, (12) technology modernization costs, (13) IEEPA tariffs, and (14) other items (as defined below).
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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, and the calculation of net loss margin and Adjusted EBITDA margin for the periods presented:
Adjusted EBITDA

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net loss	$(3,845)	$(10,672)	$(3,101)	$(17,702)
Interest income	(573)	(678)	(835)	(1,486)
Interest expense	8	711	9	1,420
Depreciation and amortization expense	1,648	2,585	3,462	5,104
Stock compensation expense	2,112	3,716	4,907	7,310
Change in fair value of warrants and derivatives	—	130	—	(652)
Cloud computing amortization (1)	829	493	1,631	914
Sales and use tax income (2)	—	(87)	—	(327)
Restructuring (3)	157	—	157	423
Litigation expenses (4)	1,110	111	2,423	287
Warehouse restructuring costs (5)	421	942	954	1,668
Impairment of assets	—	769	—	769
Technology modernization (6)	—	399	—	723
IEEPA tariffs (7)	—	—	(7,363)	—
Other items (8)	139	143	358	200
Adjusted EBITDA	$2,006	$(1,438)	$2,602	$(1,349)
Net loss margin	(4.39)%	(9.98)%	(1.86)%	(8.44)%
Adjusted EBITDA margin	2.29%	(1.34)%	1.56%	(0.64)%

(1)Amortization of capitalized software implementation costs that is not included in depreciation and amortization.
(2)Sales and use tax income relates to recording a liability for sales and use tax we did not collect from our customers. Historically, we had collected state or local sales, use, or other similar taxes in certain jurisdictions in which we only had physical presence. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have positioned themselves to require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state and accordingly, we recorded a liability in those periods in which we created economic nexus based on each state’s requirements. We now collect, remit, and report sales tax in all states that impose a sales tax. Subsequently, as certain of these liabilities are waived by tax authorities or the applicable statute of limitations expires, the related accrued liability is reversed.
(3)Related to reductions in force, including severance paid and retention bonuses tied to those separations.
(4)Litigation expenses related to a shareholder class action complaint, see Part II, Item 1. Legal Proceedings.
(5)Consists of costs associated with redesigning certain warehouses to support the Company’s current business model.
(6)Includes consulting fees related to technology transformation activities, and payroll costs for employees that dedicate significant time to this project. We believe that these costs are discrete and non-recurring in nature, as they mainly relate to a one-time unification of our product offerings on our new commerce platform. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business.
(7)Refunds of previously paid tariffs under the International Emergency Economic Powers Act, see “Global Events, Conditions and Challenges” in Part I, Item 2, Management’s Discussion and Analysis.
(8)Other items consisted primarily of executive transition costs, including recruiting costs, of $0.1 million for each of the three months ended September 30, 2026 and 2025, and $0.4 million and $0.1 million for the six months ended September 30, 2026 and 2025, respectively, as well as less than $0.1 million of share repurchase program costs in the six months ended September 30, 2025.

The following table presents a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:
Free Cash Flow

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Free cash flow reconciliation:
Net cash provided by (used in) operating activities	$4,766	$(18,074)	$1,151	$(23,514)
Capital expenditures	(147)	(1,852)	(184)	(2,560)
Free cash flow	$4,619	$(19,926)	$967	$(26,074)
Liquidity and Capital Resources
We fund our operations with cash generated by our businesses. As of September 30, 2026, we had cash and cash equivalents of approximately $19.0 million. We expect that our cash and cash equivalents, together with cash provided by our operating activities and proceeds from borrowings, will be sufficient to fund our operations for at least the next 12 months. We are required to comply with certain financial and non-financial covenants related to our borrowing agreements, which we expect to be in compliance with during the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth and our investments in partnerships and unexplored channels. We may be required to seek additional equity or debt financing.
Western Alliance Bank—Revolving Line of Credit
In October 2017, the Company entered into a loan and security agreement with and issued a warrant to purchase preferred stock (“Initial Western Alliance Warrant”) to Western Alliance Bank (“Western Alliance”), which provide for a revolving line of credit (as amended, the “Credit Facility”) in an aggregate principal amount of up to $35.0 million, subject to borrowing base limitations derived from advance rates derived from the Company’s eligible subscription revenues and eligible accounts receivable. The Credit Facility has been amended several times, most recently in August 2026. After giving effect to this most recent amendment, the maturity date of the Credit Facility is February 25, 2027. Certain of the Company’s obligations to Western Alliance and under the Credit Facility are guaranteed by certain of its subsidiaries and secured by substantially all of their assets. The Company intends to enter into a longer term renewal of the Credit Facility.
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
As of September 30, 2026 and March 31, 2026, there were no outstanding borrowings under the Credit Facility. As of September 30, 2026 and March 31, 2026, the Company was in compliance with its financial covenants.
Cash Flows
Comparison of the Six Months Ended September 30, 2026 and 2025.
The following table summarizes our cash flows for the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$1,151	$(23,514)
Net cash used in investing activities	(141)	(2,560)
Net cash used in financing activities	(1,605)	(2,764)
Effect of exchange rate changes on cash	(125)	(14)
Net decrease in cash and restricted cash	$(720)	$(28,852)
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
For the six months ended September 30, 2026, net cash provided by operating activities was $1.2 million. The $1.2 million of net cash provided by operating activities consisted of a net loss of $3.1 million adjusted for non-cash charges totaling $10.0 million and a net increase of $5.7 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $4.9 million for stock-based compensation and depreciation and amortization of $3.5 million. The increase in our net operating assets and liabilities was primarily driven by an increase in accounts receivable of $8.0 million and a decrease in deferred revenue of $4.6 million, partially offset by a decrease in inventory of $4.0 million and a net increase in accounts payable and accrued expenses of $4.1 million.
For the six months ended September 30, 2025, net cash used in operating activities was $23.5 million. The $23.5 million of net cash used in operating activities consisted of a net loss of $17.7 million adjusted for non-cash charges totaling $15.8 million and a net increase of $21.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $7.3 million for stock-based compensation and depreciation and amortization of $5.1 million. The increase in our net operating assets and liabilities was primarily driven by an increase in inventory of $13.8 million and an increase in accounts receivable of $7.5 million, partially offset by a net increase in accounts payable and accrued expenses of $4.3 million.
Cash flows used in Investing Activities
For the six months ended September 30, 2026 and September 30, 2025, net cash used in investing activities was $0.1 million and $2.6 million, respectively, primarily due to capital expenditures.

Cash flows used in Financing Activities
For the six months ended September 30, 2026, net cash used in financing activities was $1.6 million, primarily due to repurchases of common stock of $2.3 million and tax payments related to the issuance of common stock of $1.3 million, partially offset by proceeds from the issuance of common stock of $2.0 million.
For the six months ended September 30, 2025, net cash used in financing activities was $2.8 million, primarily due to repurchases of common stock of $1.8 million and tax payments related to the issuance of common stock of $1.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of approximately $19.0 million as of September 30, 2026. The Company does not have any other investments. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Credit Facility with Western Alliance Agreement. As of September 30, 2026 there are no outstanding borrowings under the Credit Facility.
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
Recent and potential future changes to U.S. and international trade policy, including the imposition of new or increased tariffs, duties, or other trade restrictions, could increase our cost of goods sold and adversely affect our supply chain, particularly for products sourced internationally, such as those manufactured in China. The macroeconomic impacts of such tariffs could also reduce consumer discretionary spending, which would impact our revenue. While we have taken steps to mitigate potential cost increases and impacts to our revenue—such as negotiating with suppliers and diversifying sourcing and taking steps to avoid increasing the price of our products and services—these efforts may not fully offset the impact of such policies. Continued or expanded tariffs, retaliatory trade measures, or supply chain disruptions resulting from trade tensions could materially and adversely affect our business, operating results, and financial condition. Please see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain macroeconomic and global events, conditions and challenges—IEEPA Tariffs, for more discussion regarding tariffs previously paid and potential refunds.
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
As of September 30, 2026, we had cash and cash equivalents of approximately $19.0 million. In the future, we could be required to raise capital through public or private financing or other debt arrangements. Such capital may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. We may be forced to raise capital on undesirable terms or be unable to grow our business or respond to competitive pressures, which could have a material adverse effect on our business, financial condition, and results of operations.
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
We currently have options and RSUs outstanding that are convertible into shares of our common stock. We also have the ability to issue equity awards that are convertible into shares of our common stock under our 2021 Equity Incentive Plan and under our Employee Stock Purchase Plan, see Note 5—Stockholders’ Equity, and Note 6— Stock-Based Compensation Plans, to our condensed consolidated financial statements set forth in this Quarterly Report on Form 10-Q. We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. Our issuance of additional shares of common stock or other equity securities of equal or senior rank would dilute our existing stockholders and may cause the market price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities
A summary of our repurchases of common stock for the three months ended September 30, 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
July 1-31, 2026	—	—	—	$39,767
August 1-31, 2026	114,929	$10.56	114,929	$38,553
September 1-30, 2026	79,456	$10.48	79,456	$37,720
Total	194,385	$10.53	194,385	$37,720
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

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
No.	Description of Exhibit	Filed or Furnished Herewith	Form	File No.	Date Filed
10.1#	Severance and Change of Control Agreement for Anya Hamill		8-K	001-39691	7/28/2026
10.2#	Offer Letter between the Company and Anya Hamill dated July 8, 2026		10-Q	001-39691	8/6/2026
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
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

BARK, Inc.

November 5, 2026	/s/ Matt Meeker
Matt Meeker
Chief Executive Officer
(Principal Executive Officer)

BARK, Inc.

November 5, 2026	/s/ Anya Hamill
Anya Hamill
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)